Form 10-Q
period 2014-09-30
Diplomat Pharmacy, Inc.
filed 2014-11-10
CIK 1610092

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission file number 001-36677

Diplomat Pharmacy, Inc.

(Exact name of registrant as specified in its charter)

Michigan	38-2063100
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4100 S. Saginaw St.
Flint, Michigan	48507
(Address of principal executive offices)	(Zip code)

(888) 720-4450

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The number of outstanding shares of the registrant’s common stock, no par value, as of November 7, 2014 was 51,448,746.

DIPLOMAT PHARMACY, INC.

Form 10-Q

For the Three and Nine Months Ended September 30, 2014

DIPLOMAT PHARMACY, INC.

Condensed Consolidated Balance Sheets (Unaudited)

	September 30,	December 31,
	2014	2013
	(Dollars in Thousands, Except Par Values)
ASSETS
Current assets:
Cash and cash equivalents	$15,787	$9,109
Accounts receivable, net	135,396	110,294
Inventories	67,230	56,454
Deferred income taxes	603	—
Prepaid expenses and other current assets	2,897	1,924
Total current assets	221,913	177,781

Property and equipment, net	12,967	12,378
Capitalized software for internal use, net	10,217	6,564
Goodwill	23,172	1,537
Definite-lived intangible assets, net	46,762	7,100
Investment in non-consolidated entity	4,990	5,577
Other noncurrent assets	2,641	840

Total assets	$322,662	$211,777

LIABILITIES AND DEFICIT
Current liabilities:
Accounts payable	$172,183	$142,353
Line of credit	76,562	62,622
Short-term debt, including current portion of long-term debt	3,960	6,693
Accrued compensation	2,424	2,703
Income taxes payable	272	—
Other accrued expenses	6,447	2,296
Total current liabilities	261,848	216,667

Long-term debt, less current portion	15,888	18,849
Deferred income taxes	3,889	—
Other noncurrent liabilities	2,927	673
Redeemable Common Shares ($1.00 par value; 2,423,616 outstanding shares at September 30, 2014 and 3,187,500 outstanding shares at December 31, 2013)	31,507	53,370

Total liabilities	316,059	289,559
Redeemable Series A Preferred Stock ($0.001 par value; 6,222,000 authorized shares at September 30, 2014; 6,211,355 issued and outstanding shares at September 30, 2014)	101,815	—

Shareholders’ deficit:
Common stock:
Class A Voting Common Stock ($1.00 par value; 42,500,000 authorized shares; 1,657,500 issued and outstanding shares at September 30, 2014 and December 31, 2013)	—	—
Class B Nonvoting Common Stock ($1.00 par value; 807,500,000 authorized shares; 31,678,743 issued and outstanding shares at September 30, 2014 and 31,492,500 issued and outstanding shares at December 31, 2013)	4	4
Class C Voting Common Stock ($1.00 par value; 6,222,000 authorized shares; none issued or outstanding)	—	—
Additional paid-in capital	(108,504)	4,186
Retained earnings (accumulated deficit)	8,484	(81,972)
Total Diplomat Pharmacy shareholders’ deficit	(100,016)	(77,782)
Noncontrolling interest	4,804	—
Total deficit	(95,212)	(77,782)

Total liabilities and deficit	$322,662	$211,777

See accompanying notes to condensed consolidated financial statements.

DIPLOMAT PHARMACY, INC.

Condensed Consolidated Statements of Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Dollars in Thousands, Except Per Share Amounts)

Net sales	$595,529	$398,627	$1,602,881	$1,103,152
Cost of goods sold	(555,364)	(375,497)	(1,503,639)	(1,039,379)

Gross profit	40,165	23,130	99,242	63,773

Selling, general and administrative expenses	(34,306)	(19,331)	(85,330)	(55,321)
Income from operations	5,859	3,799	13,912	8,452

Interest expense	(734)	(512)	(1,629)	(1,454)
Change in fair value of redeemable common shares	6,916	—	7,873	—
Termination of existing stock redemption agreement	(4,842)	—	(4,842)	—
Equity loss of non-consolidated entity	(377)	(319)	(1,087)	(629)
Other income	146	40	663	153

Income before income taxes	6,968	3,008	14,890	6,522
Income tax expense	(2,427)	—	(6,984)	—

Net income / net comprehensive income	4,541	3,008	7,906	6,522
Less net income (loss) attributable to noncontrolling interest	—	—	—	—

Net income / net comprehensive income attributable to Diplomat Pharmacy	4,541	3,008	7,906	6,522
Net income allocable to preferred shareholders	745	—	1,062	—
Net income allocable to common shareholders	$3,796	$3,008	$6,844	$6,522

Net income per common share:
Basic	$0.12	$0.09	$0.22	$0.20
Diluted	$0.11	$0.09	$0.20	$0.19

Weighted average common shares outstanding (in thousands):
Basic	31,637	33,142	31,474	33,142
Diluted	33,952	33,936	33,822	33,845

Pro Forma Data (Note 2):
Income before income taxes	$6,968	$3,008	$14,890	$6,522
Income tax expense	(2,427)	(1,051)	(4,620)	(2,294)

Net income / net comprehensive income	4,541	1,957	10,270	4,228
Less net income (loss) attributable to noncontrolling interest	—	—	—	—

Net income / net comprehensive income attributable to Diplomat Pharmacy	4,541	1,957	10,270	4,228
Net income allocable to preferred shareholders	745	—	1,379	—
Net income allocable to common shareholders	$3,796	$1,957	$8,891	$4,228

Pro forma net income per common share:
Basic	$0.12	$0.06	$0.28	$0.13
Diluted	$0.11	$0.06	$0.26	$0.12

See accompanying notes to condensed consolidated financial statements.

DIPLOMAT PHARMACY, INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2014	2013
	(Dollars in Thousands)

Cash Flows From Operating Activities
Net income	$7,906	$6,522
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,331	2,786
Change in fair value of redeemable common shares	(7,873)	—
Change in fair value of contingent consideration	657	—
Termination of existing stock redemption agreement	4,842	—
Share-based compensation expense	1,828	671
Equity loss of non-consolidated entity	1,087	629
Net provision for doubtful accounts	3,257	437
Amortization of debt issuance costs	276	144
Deferred income tax expense	3,286	—
Gain on disposal of property and equipment	(11)	(7)
Changes in operating assets and liabilities, net of business acquisition:
Accounts receivable	(18,563)	(27,705)
Inventories	(6,913)	479
Accounts payable	26,192	16,598
Other assets and liabilities	(1,998)	(405)
Net cash provided by operating activities	19,304	149

Cash Flows From Investing Activities
Payments to acquire business, net of cash acquired	(51,599)	—
Expenditures for capitalized software for internal use	(5,758)	(3,521)
Expenditures for property and equipment	(834)	(597)
Capital investment in and loans to non-consolidated entity	(500)	(2,500)
Net repayment (issuance) of related parties’ notes receivable	150	(54)
Net proceeds from sales of equipment	21	26
Net cash used in investing activities	(58,520)	(6,646)

Cash Flows From Financing Activities
Net proceeds from line of credit	13,940	16,061
Payments on long-term debt	(5,693)	(9,475)
Proceeds from sale of preferred stock, net of transaction costs	101,815	—
Payments associated with stock and stock option redemptions	(62,800)	—
Payments of stock offering costs	(1,368)	—
Shareholder distributions	—	(89)
Net cash provided by financing activities	45,894	6,497

Increase in cash and cash equivalents	6,678	—

Cash and cash equivalents at beginning of period	9,109	—

Cash and cash equivalents at end of period	$15,787	$—

Supplemental Cash Flow Information
Issuance of Class B Nonvoting Common Stock as partial consideration for a business acquisition	$12,000	$—
Cash paid for interest	1,411	1,169
Cash paid for income taxes	3,426	—

See accompanying notes to condensed consolidated financial statements.

DIPLOMAT PHARMACY, INC.

Condensed Consolidated Statement of Changes in Deficit (Unaudited)

	Diplomat Pharmacy Shareholders’ Deficit
				Retained	Total Diplomat
	Common Stock		Additional	Earnings	Pharmacy	Non-
	Class A Voting	Class B Nonvoting	Paid-in Capital	(Accumulated Deficit)	Shareholders Deficit	Controlling Interest	Total Deficit
	(Dollars in Thousands)

Balance at January 1, 2014	$—	$4	$4,186	$(81,972)	$(77,782)	$—	$(77,782)
Net income/net comprehensive income	—	—	—	7,906	7,906	—	7,906
Reclassification of S corporation accumulated deficit	—	—	(82,550)	82,550	—	—	—
Stock redemptions	—	—	(46,526)	—	(46,526)	—	(46,526)
Removal of common stock redemption features	—	—	7,116	—	7,116	—	7,116
Stock option redemptions	—	—	(9,400)	—	(9,400)	—	(9,400)
Issuance of Class B Nonvoting Common Stock as partial consideration for a business acquisition	—	—	12,000	—	12,000	—	12,000
Issuance of Class B Nonvoting Common Stock in connection with termination of existing stock redemption agreement	—	—	4,842	—	4,842	—	4,842
Capital investments in subsidiary by noncontrolling shareholders	—	—	—	—	—	4,804	4,804
Share-based compensation expense	—	—	1,828	—	1,828	—	1,828
Balance at September 30, 2014	$—	$4	$(108,504)	$8,484	$(100,016)	$4,804	$(95,212)

See accompanying notes to condensed consolidated financial statements.

DIPLOMAT PHARMACY, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollars in Thousands, Except Per Share Amounts)

1.  DESCRIPTION OF BUSINESS

Diplomat Pharmacy, Inc. and its consolidated subsidiaries (the “Company”) operate a specialty pharmacy business which stocks, dispenses and distributes prescriptions for various biotech and specialty pharmaceuticals. The Company has its corporate headquarters and main distribution facility in Flint, Michigan and maintains eight other pharmacy locations in Michigan, Illinois, Florida, California, Connecticut, Massachusetts and North Carolina. The Company operates as one reportable segment.

Initial Public Offering

In October 2014, the Company completed its initial public offering (“IPO”) in which it issued and sold 11,000,000 shares of common stock and certain existing shareholders sold 4,333,333 shares of common stock at a public offering price of $13.00 per share.  The Company did not receive any proceeds from the sale of common stock by the existing shareholders.  The Company received net proceeds of $130,648 after deducting underwriting discounts and commissions of $9,652, and other offering expenses of $2,700.  The net proceeds were used to repay indebtedness to certain current or former stakeholders and employees, and to fully repay the borrowings under the revolving line of credit (an aggregate of $96,410). The remaining net proceeds of $34,238 will be used for working capital and other general purposes. Immediately prior to the closing of the IPO, each share of the Company’s then-outstanding capital stock converted into one share of its newly-authorized shares of no par value common stock.  The issuance of shares of common stock from the IPO and the conversion of the outstanding capital stock prior to the IPO into shares of common stock will have a significant impact on future computations of net income per share.

2.  BASIS OF PRESENTATION

Interim Unaudited Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, the interim financial statements include all adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position, changes in shareholders’ deficit and cash flows. The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ended December 31, 2014.  These unaudited consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2013 included in the Company’s final prospectus filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended, with the SEC on October 10, 2014.

Stock Split

Immediately prior to the IPO, the Company affected a stock split in the form of a stock dividend of 8,500 shares for each share of capital stock. Accordingly, all share and per share amounts presented in these unaudited condensed consolidated financial statements and notes thereto, were adjusted, where applicable, to reflect the split.

Effect of Conversion from S Corporation to C Corporation

On January 23, 2014, the Company changed its income tax status from an S corporation to a C corporation. Accordingly, on that date, the Company recorded a net deferred income tax liability of $2,861 and reclassified all of its accumulated deficit, inclusive of the net deferred tax liability adjustment, into additional paid-in capital. The pro forma data presented on the unaudited condensed consolidated statements of income give effect to the Company’s election to be a C corporation as if that election was made effective January 1, 2013.

DIPLOMAT PHARMACY, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollars in Thousands, Except Per Share Amounts)

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation: The consolidated financial statements include the accounts of Diplomat Pharmacy, Inc. and its wholly-owned subsidiaries and a 51%-owned subsidiary, formed in August 2014, which the Company has the ability to control. Noncontrolling interests in the consolidated balance sheets represent the minority stockholders’ proportionate share of the equity in such subsidiary. The Company also owns a 25% interest in a non-consolidated entity which is accounted for under the equity method of accounting since the Company does not control but has the ability to exercise significant influence over operating and financial policies. All intercompany transactions and accounts have been eliminated in consolidation.

On August 28, 2014, the Company and two unrelated third party entities entered into a contribution agreement to form a new company, Primrose Healthcare, LLC (“Primrose”).  Primrose will function as a management company, managing a network of physicians and medical professionals providing continuum care for patients infected with the Hepatitis C virus. The Company has committed to contributing $5,000 for its 51% interest, of which $2,000 was contributed in August 2014 with the remainder to be contributed in 2014 and 2015. The unrelated third party entities contributed a software licensing agreement valued at $2,647 and intellectual property valued at $2,157. Primrose had no operating activity through September 30, 2014.

Use of Estimates: The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported therein. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be based upon amounts that differ from these estimates.

Revenue Recognition: The Company recognizes revenue from prescription drug sales for home delivery at the time the drugs are shipped. At the time of shipment, the Company has performed substantially all of its obligations under its payor contracts and does not experience a significant level of returns or reshipments. If the Company administers a drug treatment regimen in a patient’s home, the Company recognizes revenue at the time of administration. Revenues from dispensing specialty prescriptions that are filled at an open door or retail pharmacy location are recorded at prescription adjudication, which approximates fill date. Sales taxes are presented on a net basis (excluded from revenues and costs). Revenues generated from prescription drugs were $591,676 and $395,723 for the three months ended September 30, 2014 and 2013, respectively, and $1,593,114 and $1,095,423 for the nine months ended September 30, 2014 and 2013, respectively.

The Company also recognizes revenue from providing various prescription data to pharmaceutical manufacturers and others and from consulting and other services when these services have been performed and the earnings process is complete. Revenues generated from these services were $3,853 and $2,904 for the three months ended September 30, 2014 and 2013, respectively, and $9,767 and $7,729 for the nine months ended September 30, 2014 and 2013, respectively.

Deferred Offering Costs: The Company has incurred accounting, legal, printing and other expenses in connection with its initial public offering.  Through September 30, 2014, offering costs of $1,604 were deferred and included in other assets in the accompanying condensed consolidated balance sheet.  Such costs will be charged to additional paid-in capital against the gross proceeds of the offering.

New Accounting Pronouncements: In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-8, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This ASU is effective within annual periods beginning on or after December 15, 2014, and interim periods within annual periods beginning on or after December 15, 2015 with early adoption permitted in certain circumstances. This ASU changes the requirements for reporting discontinued operations. The Company is currently evaluating the impact that the adoption of this guidance will have on its financial position, results of operations, cash flows and/or disclosures.

In May 2014, the FASB issued ASU No. 2014-9, Revenue from Contracts with Customers (Topic 606), which provides a single revenue recognition model intended to improve comparability over a range of industries, companies and geographical boundaries and is intended to enhance disclosures. The standard is effective retrospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2016.  Early adoption is not permitted. The Company is currently assessing the potential impact on its operations and financial statements.

In June 2014, the FASB issued ASU No. 2014-12, Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Targets Could Be Achieved

DIPLOMAT PHARMACY, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollars in Thousands, Except Per Share Amounts)

after the Requisite Service Period. This ASU is effective within annual periods beginning on or after December 15, 2015, including interim periods within that reporting period. This ASU requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The Company is currently evaluating the impact that the adoption of this guidance will have on its financial position, results of operations, cash flows and/or disclosures.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (subtopic 205-40). This ASU is effective for annual periods ending after December 15, 2016, and for annual periods and interim periods thereafter, and defines management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. The Company expects the adoption of this guidance will have no impact on the Company’s financial position, results of operations, cash flows and/or disclosures.

4.  BUSINESS ACQUISITIONS

MedPro Rx, Inc.

On June 27, 2014, the Company acquired all of the authorized, issued and outstanding shares of capital stock of MedPro Rx, Inc. (“MedPro”) for a total acquisition price of approximately $68,537, excluding related acquisition costs. Included in the total acquisition price is $52,267 in cash, 716,695 restricted shares of the Company’s Class B Nonvoting Common Stock valued at approximately $12,000, and contingent consideration fair valued at $4,270, with a maximum payout of $11,500 of contingent consideration that is based upon the achievement of certain revenue and gross profit targets in each of the twelve month periods ending June 30, 2015 and 2016. At the closing of the acquisition, approximately $3,503 of the purchase consideration was deposited into an escrow account that will be held for two years after the closing date to satisfy any of the Company’s indemnification claims. The Company incurred related acquisition costs of approximately $825 that were expensed through “Selling, general and administrative expenses” during the nine months ended September 30, 2014.

MedPro is a specialty pharmacy focused on specialty infusion therapies including hemophilia and immune globulin based in Raleigh, North Carolina. The Company acquired MedPro to expand its existing specialty infusion business and to increase its presence in the mid-Atlantic and Southern regions of the country. The Company ascribes significant value to the cost reductions as well as synergies and other benefits that do not meet the recognition criteria of acquired identifiable intangible assets. Accordingly, the value of these components is included within goodwill. The acquisition is treated as a stock purchase for accounting purposes, and the goodwill resulting from this acquisition is deductible for tax purposes. The results of operations for MedPro are included in the Company’s condensed consolidated financial statements from the acquisition date.

The Company did not acquire MedPro’s affiliate from which MedPro leased certain operating and other facilities. Instead, the Company, commensurate with the acquisition, entered into a five-year external lease agreement for the facilities with similar terms. As the Company does not direct the significant activities of the lessor, it is not consolidated into the Company’s financial statements.

DIPLOMAT PHARMACY, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollars in Thousands, Except Per Share Amounts)

The Company accounted for its acquisition of MedPro using the acquisition method as required by FASB Accounting Standards Codification (‘‘ASC’’) Topic 805, Business Combinations (‘‘FASB ASC 805’’). A summary of the fair value determination of the acquired assets and liabilities from the MedPro acquisition is as follows:

Cash and cash equivalents	$668
Accounts receivable, net	9,050
Inventories	3,819
Prepaid expenses and other current assets	204
Property and equipment	697
Capitalized software for internal use	25
Goodwill	21,635
Definite-lived intangible assets	37,099
Current liabilities	(4,660)
$68,537

Definite-lived intangible assets that were acquired and their respective useful lives are as follows:

	Useful Life	Amount
Patient relationships	7 years	$24,000
Trade names and trademarks	10 years	8,700
Non-compete employment agreements	5 years	4,399
		$37,099

The Company determined the estimated fair values of MedPro’s identifiable long-lived assets with assistance from an independent valuation firm. That firm also assisted in the Company’s determination of the fair value of the contingent consideration utilizing historical results, forecasted operating results of MedPro for each of the twelve month periods ending June 30, 2015 and 2016, and the corresponding contractual contingent payouts based on those results discounted at rates commensurate with the uncertainty involved. The related liability is $4,491 as of September 30, 2014, with a charge of $221 to ‘‘Selling, general and administrative expenses’’ for the three and nine month periods ended September 30, 2014.

The Company recorded amortization expense related to its definite-lived intangible assets of $1,564 for the three and nine month periods ended September 30, 2014.

American Homecare Federation, Inc.

On December 16, 2013, the Company acquired all of the authorized, issued and outstanding shares of capital stock of American Homecare Federation, Inc. (“AHF”) for a total acquisition price of approximately $13,449, excluding related acquisition costs. Included in the total acquisition price was approximately $12,100 in cash and contingent consideration fair valued at $1,300, with a maximum payout of $2,000 of contingent consideration that is based on achieving certain revenue and gross profit targets in each of the two years ending December 31, 2014 and 2015. At the closing of the acquisition, approximately $1,353 of the purchase consideration was deposited into an escrow account that will be held for two years after the closing date to satisfy any of the Company’s indemnification claims. The Company incurred related acquisition costs of approximately $552 that were expensed through ‘‘Selling, general and administrative expenses.’’

AHF provides clotting medications, ancillaries and supplies to individuals with bleeding disorders, such as hemophilia. AHF has provided uninterrupted specialty pharmacy services exclusively to the bleeding disorders community since 1989. The acquisition of AHF will allow the Company to participate in AHF’s direct purchase agreements with key hemophilia manufacturers while also providing AHF access to the Company’s proprietary care management modules to better manage clinical care of the AHF patients. The Company ascribes significant value to the cost reductions as well as synergies and other benefits that do not meet the recognition criteria of acquired identifiable intangible assets. Accordingly, the value of these components is included within goodwill. The acquisition is treated as a stock purchase for accounting purposes, and the goodwill resulting from this acquisition is deductible for tax purposes. The results of operations for AHF are included in the Company’s condensed consolidated financial statements from the acquisition date.

DIPLOMAT PHARMACY, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollars in Thousands, Except Per Share Amounts)

The Company did not acquire AHF’s affiliate from which AHF leased its operating facility. Instead, the Company, commensurate with the acquisition, entered into a five-year external lease agreement for the facility with similar terms. As the Company does not direct the significant activities of the lessor, it is not consolidated into the Company’s financial statements.

The Company accounted for its acquisition of AHF using the acquisition method as required by FASB ASC 805. A summary of the fair value determination of the acquired assets and liabilities from the AHF acquisition is as follows:

Cash and cash equivalents	$1,917
Accounts receivable, net	3,512
Inventories	1,138
Prepaid expenses and other current assets	27
Property and equipment	182
Goodwill	1,537
Definite-lived intangible assets	7,100
Current liabilities	(1,964)
$13,449

Definite-lived intangible assets that were acquired and their respective useful lives are as follows:

	Useful Life	Amount
Patient relationships	10 years	$5,100
Trade names and trademarks	10 years	1,400
Non-compete employment agreements	5 years	600
		$7,100

The Company determined the estimated fair values of AHF’s identifiable long-lived assets with assistance from an independent valuation firm. That firm also assisted in the Company’s determination of the fair value of the contingent consideration utilizing historical results, forecasted operating results of AHF for each of the two years ending December 31, 2014 and 2015, and the corresponding contractual contingent payouts based on those results discounted at rates commensurate with the uncertainty involved. Based on operating results since AHF’s acquisition, the Company increased the estimated contingent payout to $2,000, the maximum amount, during the nine months ended September 30, 2014. The related liability was $1,736 as of September 30, 2014, with charges of $115 and $436 to ‘‘Selling, general and administrative expenses’’ during the three and nine months ended September 30, 2014, respectively.

The Company recorded amortization expense related to the definite-lived intangible assets of $226 and $677 for the three and nine months ended September 30, 2014, respectively.

DIPLOMAT PHARMACY, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollars in Thousands, Except Per Share Amounts)

Pro Forma Operating Results

The following table provides unaudited pro forma results of operations for the three and nine months ended September 30, 2014 and 2013 as if the acquisitions had occurred on January 1, 2013. The unaudited pro forma results reflect certain adjustments related to the acquisitions, such as amortization expense resulting from intangible assets acquired and adjustments to reflect the Company’s borrowings and tax rates.  Accordingly, such pro forma operating results were prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made as of January 1, 2013 or of results that may occur in the future.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Net sales	$595,529	$426,935	$1,646,661	$1,184,846

Net income	$4,654	$1,815	$8,326	$3,777

Net income per common share — basic	$0.12	$0.05	$0.23	$0.11

Net income per common share — diluted	$0.11	$0.05	$0.21	$0.11

5.  FAIR VALUE MEASUREMENTS

Accounting guidance clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based upon assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, a three-tier fair value hierarchy was established, which prioritizes the inputs used in measuring fair value as follows:

Level 1:     Observable inputs such as quoted prices in active markets;

Level 2:     Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

Level 3: Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

An asset’s or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.

Assets and liabilities measured at fair value are based on one or more of the following three valuation techniques:

A.            Market approach: Prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

B.            Cost approach: Amount that would be required to replace the service capacity of an asset (replacement cost).

C.            Income approach: Techniques to convert future amounts to a single present amount based upon market expectations (including present value techniques, option-pricing and excess earnings models).

DIPLOMAT PHARMACY, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollars in Thousands, Except Per Share Amounts)

Assets and liabilities of the Company re-measured and disclosed at fair value on a recurring basis at September 30, 2014 and December 31, 2013 are set forth in the table below:

	Asset			Valuation
	(Liability)	Level 2	Level 3	Technique

September 30, 2014:
Redeemable common shares	$(31,507)	$—	$(31,507)	A,C
Contingent consideration	(6,227)	—	(6,227)	C

December 31, 2013:
Redeemable common shares	$(53,370)	$—	$(53,370)	A,C
Contingent consideration	(1,300)	—	(1,300)	C
Interest rate swap contract	(16)	(16)	—	C

The following table sets forth a roll forward of the Level 3 measurements:

	Redeemable Common Shares	Contingent Consideration

Balance at January 1, 2014	$(53,370)	$(1,300)
Change in fair value	7,873	(657)
Redemptions	6,874	—
Removal of redemption features	7,116	—
MedPro acquisition	—	(4,270)
Balance at September 30, 2014	$(31,507)	$(6,227)

The fair value of the redeemable common stock was determined by the Company’s Board of Directors, with input from management. The nature of the material assumptions and estimates considered to determine the fair market value of the redeemable common stock are highly complex and subjective. Given the absence of a public trading market of the Company’s common stock prior to the Company’s IPO, and in accordance with the American Institute of Certified Public Accountants Accounting and Valuation Guide: Valuation of Privately-Held-Company Equity Securities issued as Compensation, the Board of Directors exercised reasonable judgment and considered numerous objective and subjective factors to determine the best estimate of the fair value of the redeemable common stock including:

•                  recent significant investments by sophisticated, institutional investors for purchases of the Series A Preferred Stock, and the rights, privileges and preferences of such preferred stock to the redeemable common stock;

•                  valuations of the Company’s common stock performed by an unrelated third-party valuation specialist;

•                  the Company’s historical and projected operating and financial results;

•                  the market performance and financial results of comparable publicly-traded companies;

•                  industry or company-specific considerations;

•                  likelihood of achieving a liquidity event, such as an initial public offering or a sale of the Company;

•                  lack of marketability of the Company’s common stock; and

•                  the U.S. and global capital market conditions.

DIPLOMAT PHARMACY, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollars in Thousands, Except Per Share Amounts)

For the fair value determination as of September 30, 2014, the Board of Directors considered the Company’s initial public offering price of $13.00 per share.

See Note 4 for more information regarding the valuation of the contingent consideration.

The significant inputs, primarily the LIBOR yield curve, used to determine the fair value of the Company’s interest rate swap contract were considered Level 2 observable market inputs. The Company monitored the credit and nonperformance risk associated with its counterparty and believed them to be insignificant and not warranting a credit adjustment at December 31, 2013.

The Company’s interest rate swap agreement had an original notional amount of $2,160, equal to a mortgage loan with Bank of America. The purpose of the swap agreement was to fix the interest rate on the monthly balance of the mortgage and reduce exposure to interest rate fluctuations. Under the agreement, the Company paid the counterparty interest at a fixed rate of 2.72% and received interest at a variable rate, adjusted quarterly and based on LIBOR. Because this instrument is not classified as a hedging activity, changes in the fair value of this instrument are included in interest expense on the accompanying condensed consolidated statements of income. Fair value of the interest rate swap agreement was recorded in “Other accrued expenses” on the December 31, 2013 condensed consolidated balance sheet. This agreement was terminated in February 2014 at a cost of $9.

The carrying amounts of the Company’s financial instruments, consisting primarily of cash and cash equivalents, accounts receivable, accounts payable and other liabilities, approximate their estimated fair values due to the relative short-term nature of the amounts. The carrying amount of debt approximates fair value due to variable interest rates at customary terms and rates the Company could obtain in current financing.

6.  INVENTORIES

Inventories consist of the following:

	September 30,	December 31,
	2014	2013

Prescription medications, OTC medications and medical supplies, and retail items	$66,970	$56,155
Raw materials	250	284
Finished goods	10	15
	$67,230	$56,454

7. GOODWILL AND OTHER INTANGIBLE ASSETS

(a)                      Acquired Intangible Assets

Definite-lived intangible assets were acquired in the acquisitions of AHF and MedPro, and the formation of Primrose.  The definite-lived intangibles assets are amortized over their estimated useful lives using accelerated method for patient relationships and the straight-line method for the remaining intangible assets.

DIPLOMAT PHARMACY, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollars in Thousands, Except Per Share Amounts)

	September 30, 2014
	Weighted
	average	Gross		Net
	amortization	carrying	Accumulated	carrying
	period	amount	amortization	amount
Amortizing intangible assets:
Patient relationships	7.5 yrs	$29,100	(1,608)	27,492
Trade names and trademarks	10 yrs	10,100	(322)	9,778
Non-compete employment agreements	5 yrs	4,999	(311)	4,688
Intellectual property	6 yrs	2,157	—	2,157
Software licensing agreement	4 yrs	2,647	—	2,647
Total		$49,003	(2,241)	46,762

	December 31, 2013
	Weighted
	average	Gross		Net
	amortization	carrying	Accumulated	carrying
	period	amount	amortization	amount
Amortizing intangible assets:
Patient relationships	10 yrs	$5,100	—	$5,100
Trade names and trademarks	10 yrs	1,400	—	1,400
Non-compete employment agreements	5 yrs	600	—	600
Total		$7,100	—	$7,100

The software licensing agreement and intellectual property intangibles were contributed on formation of Primrose. No amortization related to these intangibles has been recorded in the three and nine months ended September 30, 2014 as the entity had no significant operations.

Aggregate amortization expense for amortizing intangible assets was $1,790 and $2,241 for the three and nine months ended September 30, 2014, respectively. Estimated amortization expense, including Primrose amortization from the expected start date of its operations, for the remainder of 2014 is: $2,044, $7,985 in 2015, $7,583 in 2016, $7,154 in 2017, and $6,589 in 2018.

(b)                      Goodwill

Goodwill represents the excess purchase price paid over the estimated fair value of its acquired net assets recorded from the Company’s acquisitions of MedPro in June 2014 and AHF in December 2013. Goodwill is not amortized but is tested for impairment at least annually or earlier when events and circumstances indicate that it is more likely than not such assets have been impaired. The Company performs its annual impairment testing as of the first day of the fourth quarter of each year. No impairment was identified during the periods presented.

The changes in the carrying amount of goodwill for the nine months ended September 30, 2014 and the year ended December 31, 2013 are as follows:

	September 30, 2014	December 31, 2013
Balance as of beginning of period	$1,537	$—
Goodwill acquired during the year	21,635	1,537
Balance as of the end of period	$23,172	$1,537

8.  INVESTMENT IN NON-CONSOLIDATED ENTITY

In October 2011, the Company purchased a 25% minority interest in WorkSmartMD, L.L.C., also known as Ageology, for $5,000 of cash consideration, which was paid in installments during 2011, 2012 and 2013. No further

DIPLOMAT PHARMACY, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollars in Thousands, Except Per Share Amounts)

payments or other commitments are required as of September 30, 2014. Because the Company does not direct the activities that most significantly impact the economic performance of Ageology, management has determined that the Company is not its primary beneficiary.

Ageology is an anti-aging physician network dedicated to nutrition, fitness and hormones, and has created a commercial software product for anti-aging physician practices that is in the late stages of development. The Company accounts for Ageology under the equity method, as it has significant influence over its operations. The Company’s portion of Ageology’s net losses were $377 and $319 for the three months ended September 30, 2014 and 2013, respectively, and $1,087 and $629 for the nine months ended September 30, 2014 and 2013, respectively. The Company’s equity investment balance in Ageology at September 30, 2014 and December 31, 2013 was $2,490 and $3,577, respectively.

During January 2014, the Company entered into a $500 8% per annum interest-bearing secured promissory note receivable from Ageology. During November and December 2013, the Company entered into two $1,000 6% per annum interest-bearing promissory notes receivable from Ageology. The notes are secured by all personal property and fixtures owned by Ageology. While due on demand, the Company does not intend to call the notes any time prior to September 30, 2015 and, accordingly, reflects the notes as noncurrent assets within ‘‘Investment in non-consolidated entity’’ on the Condensed Consolidated Balance Sheets.  In addition, in transactions in 2014 unrelated to the Company, an affiliated entity of the Company’s Chief Executive Officer has personally loaned $3.2 million to Ageology as of September 30, 2014.

The following table presents summarized financial information of Ageology:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Statements of Operations:
Net sales	$14	$—	$15	$1
Net loss	(1,428)	(1,274)	(4,268)	(2,517)

9.  LINE OF CREDIT

On July 20, 2012, the Company entered into a five-year line of credit with General Electric Capital Corporation (‘‘GE’’). The original facility was comprised of a $60,000 revolving loan commitment, which is secured by security interest in and lien upon substantially all of the Company’s assets, not otherwise encumbered. The Company maintains a depository bank account where money is swept directly to the line of credit. Advances under the revolving credit loan commitment are limited to a borrowing base that consists of approximately 85% of the book value of eligible accounts receivable. In 2013, the facility was amended to increase the aggregate revolving loan commitments under the line of credit from $60,000 to $85,000. On June 26, 2014, the facility was amended to increase the aggregate revolving loan commitments under the line of credit from $85,000 to $120,000. As of September 30, 2014, the Company had $76,562 of borrowings outstanding and had $36,960 of availability under the line of credit. Additionally, the facility allows incremental increases in the line of credit or issuances of term loans up to an aggregate amount of $25,000, subject to specific conditions. As disclosed in Note 1, all outstanding borrowings were repaid from the proceeds received from the Company’s IPO in October 2014.

Interest on borrowings are charged at a rate equal to either: (a) the base rate, which equates to the rate last quoted by The Wall Street Journal as the “Prime Rate” or as further defined in the agreement in the absence of such, plus an applicable margin (the “Base Rate”); or (b) LIBOR, as defined by the agreement, plus an applicable margin. The applicable margin on the Base Rate borrowings is 0.75% and on LIBOR rate borrowings is 1.75%. The effective interest rate for Base Rate borrowings at both September 30, 2014 and December 31, 2013 was 4.00%. The effective rate on LIBOR rate borrowings at September 30, 2014 and December 31, 2013 was 1.90% and 1.92%, respectively. At September 30, 2014, the Company had Base Rate borrowings outstanding in the amount of $51,562 and LIBOR rate borrowings outstanding in the amount of $25,000. Additionally, the Company is charged a monthly unused commitment fee ranging from 0.25% to 0.50% on the average unused daily balance.

DIPLOMAT PHARMACY, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollars in Thousands, Except Per Share Amounts)

In connection with securing this facility, the Company incurred transaction costs totaling $1,538. These costs are being amortized as interest expense over the remaining life of the line of credit.

The revolving credit commitment with GE contains certain financial and non-financial covenants. The Company was in compliance with all covenants as of September 30, 2014.

10.  DEBT

Debt consists of the following:

	September 30,	December 31,
	2014	2013

Note payable to an individual; payable monthly in the amount of $242-$282 including interest at 1.3% through January 2017; secured by redeemed shares held in escrow per the pledge agreement and subordinated to the line of credit commitment	$11,846	$14,252

Note payable to a shareholder; payable quarterly in the amount of $100 including interest at 1.3%; matures July 20, 2017; secured by redeemed shares held in escrow per the pledge agreement and subordinated to the line of credit commitment	7,004	7,235

Mortgage with JPMorgan Chase; was payable in quarterly payments of principal of $124 plus interest at a rate per year equal to the adjusted LIBOR rate plus the floating rate; was paid off in May 2014	—	2,728

Note payable to an individual; payable quarterly in the amount of $79 including interest at 4.25%; matures July 20, 2017; secured by redeemed shares held in escrow per the pledge agreement and subordinated to the line of credit commitment	878	1,087

Note payable to an individual; payable quarterly in the amount of $40 interest free; matures June 15, 2015; unsecured and subordinated to the line of credit commitment	120	240
	19,848	25,542
Less short-term debt, including current portion of long-term debt	(3,960)	(6,693)
Long-term debt, less current portion	$15,888	$18,849

As disclosed in Note 1, all outstanding borrowings were repaid from the proceeds received from the Company’s IPO in October 2014.

11.  INCOME TAXES

As disclosed in Note 2, on January 23, 2014, the Company changed its income tax status from an S corporation to a C corporation. Accordingly, on that date, the Company recorded a net deferred income tax liability of $2,861 and a corresponding charge to deferred income tax expense.

Prior to January 23, 2014, the Company had elected to be taxed under the provisions of Subchapter S of the Internal Revenue Code. Under these provisions, the Company did not pay federal corporate income taxes on its taxable income. Instead, the shareholders were liable for individual federal income taxes on their respective shares of the Company’s taxable income. Distributions were made periodically to the Company’s shareholders to the extent needed to cover their income tax liability based on the Company’s taxable income.

DIPLOMAT PHARMACY, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollars in Thousands, Except Per Share Amounts)

As a C corporation, the Company accounts for income taxes under the asset and liability approach. Deferred tax assets or liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities and on tax credit carry forwards as measured by the enacted tax rates which will be in effect when these items impact the tax returns. The Company provides a valuation allowance against net deferred tax assets unless, based upon the available evidence, it is more likely than not that the deferred tax assets will be realized.

Significant components of the expense for income taxes for the period from January 23, 2014 to September 30, 2014 are as follows:

Current:
Federal	$(3,111)
State and local	(587)
Total current	(3,698)

Deferred:
Federal	(3,073)
State and local	(213)
Total deferred	(3,286)

$(6,984)

The reconciliation of income taxes computed at the United States federal statutory tax rate to income tax expense for the nine months ended September 30, 2014 is:

Income tax expense at United States statutory rate	$(5,194)
Tax effect from:
Earnings while a S corporation	497
Adoption of C corporation status	(2,861)
State income taxes, net of federal benefit	(436)
Change in fair value of redeemable common shares	2,147
Termination of existing stock redemption agreement	(1,322)
Other non-deductible expenses	(55)
Other	240
Income tax expense	$(6,984)

Significant components of the Company’s deferred tax assets and liabilities at September 30, 2014 are as follows:

Deferred tax assets:
Inventories	$128
Compensation and benefits	2,220
Allowance for doubtful accounts	1,021
Other temporary differences	6
Total deferred tax assets	3,375

Deferred tax liabilities:
Property and intangible assets	(3,664)
Investment in non-consolidated entity	(2,155)
Prepaid expenses	(842)
Total deferred tax liabilities	(6,661)

Net deferred tax liabilities	$(3,286)

The Company prepares and files tax returns based on interpretations of tax laws and regulations. In the normal course of business the Company’s tax returns are subject to examination by various taxing authorities. Such examinations may result in future tax and interest assessments by these taxing authorities. In determining the Company’s tax provision for financial reporting purposes, the Company establishes a reserve for uncertain income tax positions unless it is determined to be “more likely than not” that such tax positions would be sustained upon examination, based on their technical merits. That is, for financial reporting purposes, the Company only recognizes

DIPLOMAT PHARMACY, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollars in Thousands, Except Per Share Amounts)

tax benefits taken on the tax return if it believes it is “more likely than not” that such tax position would be sustained. There is considerable judgment involved in determining whether it is “more likely than not” that such tax positions would be sustained. As of September 30, 2014, the Company has no recorded uncertain tax positions.

The Company adjusts its tax reserve estimates periodically because of ongoing examinations by, and settlements with, varying taxing authorities, as well as changes in tax laws, regulations and interpretations. The consolidated tax provision of any given year includes adjustments to prior year income tax accruals and related estimated interest charges that are considered appropriate. The Company’s policy is to recognize, when applicable, interest and penalties on uncertain income tax positions as part of income tax expense.

12.  CONTINGENCIES

The Company is subject to claims and lawsuits that arise primarily in the ordinary course of business. Management believes that the disposition or ultimate resolution of such claims and lawsuits will not have a material adverse effect on the consolidated results of operations, financial position or cash flows of the Company.

13.  CAPITAL STOCK

Pursuant to the Second Amended and Restated Articles of Incorporation dated March 31, 2014, the Company had the following classes of capital stock as of September 30, 2014:

Class	Par Value	Authorized	Voting Rights

Class A Common	$1.00	42,500,000	20 votes per share
Class B Common	$1.00	807,500,000	Nonvoting
Class C Common	$1.00	6,222,000	One vote per share
Series A Preferred	$0.001	6,222,000	As described below
		862,444,000

Each class of common stock has equal and identical rights, preferences and limitations, other than for voting rights. The Series A Preferred Stock is entitled to vote as if converted into Class C Voting Common Stock on the voting date.

As disclosed in Note 1, immediately prior to the closing of the IPO, each share of the Company’s then-outstanding capital stock converted into one share of its newly-authorized shares of no par value common stock.

DIPLOMAT PHARMACY, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollars in Thousands, Except Per Share Amounts)

Common Stock

Of the common shares, 552,500 shares of Class A Voting Common Stock and 10,497,500 shares of Class B Nonvoting Common Stock were issued to two shareholders with certain redemption features which provide that upon the death of the shareholder or termination of his employment from the Company, all such outstanding shares owned by such shareholder will immediately be deemed to be offered for sale to the Company at an agreed-upon price meant to represent the then-current fair value of such shares. The Company would then be required to purchase the shares. Pursuant to this provision, the common shares were deemed to be mandatorily redeemable and, as such, are required to be reflected as liabilities at their period end estimated fair value. Changes in their fair value are reflected as “Change in fair value of redeemable common shares” on the Company’s condensed consolidated statements of income. Fair value is determined based on good faith estimates of the Company’s board of directors, in some cases with the assistance of independent third party valuations of the Company. These redemption provisions terminated upon the effectiveness of the Company’s IPO in October 2014.

Pursuant to redemptions that occurred in 2012, as of December 31, 2013, 3,187,500 shares of redeemable Class B Nonvoting Common Stock remained outstanding. In January 2014 and April 2014, 143,339 and 195,545 shares, respectively, were redeemed.  On June 1, 2014, 425,000 shares were transferred into a separate trust, upon which the redemption provisions were terminated for those transferred shares and the related liability was reclassified into additional paid-in capital.

On August 12, 2014, the Company issued 372,486 shares of Class B Nonvoting Common Stock in the aggregate to a relative (and associated trusts) of the Company’s chief executive officer, in connection with the termination of an existing Stock Redemption Agreement. This issuance resulted in a charge of $4,842 to “Termination of existing stock redemption agreement” during both the three and nine month periods ended September 30, 2014. The value of the issued shares was based on the Company’s initial public offering price of $13.00 per share.

Preferred Stock

In January 2014, the Company entered into a Series A Preferred Stock Purchase Agreement with T. Rowe Price under which the Company issued to T. Rowe Price 2,986,228 shares of Series A Preferred Stock at a purchase price of $16.74 per share. The Company used $20,000 of this $50,000 investment for general corporate purposes inclusive of fees associated with this transaction, and the remaining $30,000 was distributed to the currently existing holders of common stock including 143,339 redeemable shares ($26,900) and currently existing holders of options to acquire common stock ($3,100) (Note 14).

In April 2014, the Company entered into a Series A Preferred Stock Purchase Agreement with Janus Capital Group (‘‘Janus’’) under which the Company issued to Janus 3,225,127 shares of Series A Preferred Stock at a purchase price of $16.74 per share. The Company used $25,200 of the $54,000 investment for general corporate purposes inclusive of fees associated with this transaction, and the remaining $28,800 was distributed to the currently existing holders of common stock including 195,545 redeemable shares ($26,500) and currently existing holders of options to acquire common stock ($2,300) (Note 14).

The Series A Preferred Stock has no coupon rate, is convertible into Class C Voting Common Stock at any time at the option of the holder, has optional redemption rights and has liquidation preferences. The conversion rate is on a one-for-one basis, subject to adjustment for stock splits and subdivisions, stock combinations, certain future issuances of common stock or common stock equivalents at effective prices lower than the then-applicable conversion rate, and other circumstances as described in the amended articles of incorporation. The Series A Preferred Stock automatically converts into Class C Voting Common Stock upon either (i) a qualified common stock public offering (as defined), or (ii) an affirmative vote of the majority of the Series A Preferred Stock.

Pursuant to an affirmative vote of the majority of the Series A Preferred Stock, the holders thereof can demand redemption of all outstanding shares of Series A Preferred Stock anytime on or after the earlier of (i) January 23, 2021, (ii) such time as the Company’s aggregate market price (as defined) is equal or greater than $5,000,000, and (iii) such time as certain changes are made to the Company’s board of directors, certain executive officers and/or certain controlling shareholders. The redemption price is payable in cash and will be the greater of the original issuance price plus all declared but unpaid dividends and fair market value (as defined). Because of these redemption features, the Series A Preferred Stock is reflected outside of permanent equity on the Company’s condensed consolidated balance sheet. Upon a liquidation event (as defined) the Series A Preferred Stockholders are entitled to receive the greater of (i) the sum of the original issuance price plus a 15% return compounded annually and (ii) the amount they would receive upon the liquidation had the Series A Preferred Stock converted into Class C Voting Common Stock on the liquidation date.

DIPLOMAT PHARMACY, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollars in Thousands, Except Per Share Amounts)

14.  SHARE-BASED COMPENSATION

The Company’s 2007 Stock Option Plan, as approved by the Company’s Board of Directors and amended March 1, 2009, authorizes the granting of stock options to its key employees at no less than the market price on the date the option is granted. Options generally become exercisable in installments of 25% per year, beginning on the first anniversary of the grant date and each of the three anniversaries thereafter, and have a maximum term of ten years. As of September 30, 2014, all share-based compensation awards for employees were granted under the 2007 Stock Option Plan.  No further awards will be granted under the 2007 Stock Option Plan.  All outstanding awards previously granted under the 2007 Stock Option Plan will continue to be governed by their existing terms.  Equity awards issued on or after the IPO will be granted under the Diplomat Pharmacy, Inc. 2014 Omnibus Incentive Plan (“2014 Plan”).

The Company has reserved 4,000,000 shares of its common stock for issuance to employees, directors or consultants of the Company under the 2014 Plan.  The 2014 Plan provides for the issuance of stock options, stock appreciation rights, restricted stock units and other stock-based awards.  The stock-based awards will be issued at no less than the market price on the date the awards are granted.  On October 10, 2014, the Company issued 1,007,500 stock option awards to key employees and 5,769 restricted shares to a non-employee director. Options generally become exercisable in installments of 25% per year, beginning on the first anniversary of the grant date and each of the three anniversaries thereafter, and have a maximum term of ten years.

Total compensation expense related to employee stock options was $693 and $216 during the three months ended September 30, 2014 and 2013, respectively, and $1,828 and $671 during the nine months ended September 30, 2014 and 2013, respectively. In January 2014, the Company redeemed stock options to buy 148,650 shares of Class A Voting Common Stock and 91,118 shares of Class B Nonvoting Common Stock from certain current and former employees for cash consideration totaling $3,100 (Note 12). In April 2014, the Company redeemed stock options to buy 9,696 shares of Class A Voting Common Stock and 174,297 shares of Class B Nonvoting Common Stock from certain current and former employees for cash consideration totaling $2,300 (Note 13). No incremental compensation expense was recognized as a result of these redemptions.

In May 2014, the Company entered into a Stock Option Redemption Agreement with a former executive whereby the Company redeemed options to acquire 884,000 shares of common stock, comprised of 44,200 shares of Class A Voting Common Stock and 839,800 shares of Class B Nonvoting Common Stock, for the cash purchase price of $4,000. No incremental compensation expense was recognized as a result of this redemption.

DIPLOMAT PHARMACY, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollars in Thousands, Except Per Share Amounts)

15.  INCOME PER COMMON SHARE

The Company computes net income per common share using the two-class method as its preferred shares meet the definition of a participating security and thereby share in the net income or loss of the Company on a ratable basis with the common shareholders. The preferred shares portions of net income for the three and nine months ended September 30, 2014 were 16% and 13%, respectively. Basic net income per common share is computed by dividing net income allocable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per common share, further includes any common shares available to be issued upon exercise of outstanding stock options if such inclusion would be dilutive.

The following is a reconciliation of the numerators and the denominators of the basic and diluted income per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Net income attributable to Diplomat Pharmacy	$4,541	$3,008	$7,906	$6,522
Net income allocable to preferred shareholders	745	—	1,062	—
Net income allocable to common shareholders	$3,796	$3,008	$6,844	$6,522

Weighted average common shares outstanding, basic (in thousands)	31,637	33,142	31,474	33,142
Incremental shares on assumed exercise of stock options (in thousands)	2,315	794	2,348	703
Weighted average common shares outstanding, diluted (in thousands)	33,952	33,936	33,822	33,845

Net income per common share:
Basic	$0.12	$0.09	$0.22	$0.20
Diluted	$0.11	$0.09	$0.20	$0.19

The effect of certain stock options was excluded from the computation of diluted weighted average common shares outstanding for the three and nine months ended September 30, 2014 as inclusion of such items would be anti-dilutive.  There were approximately 1.3 million stock options in the three and nine months ended September 30, 2014, respectively, that were considered anti-dilutive. All stock options were considered dilutive in the three and nine months period ended September 30, 2013.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in thousands, except prescription, per share, per patient and per prescription data)

The following Management’s Discussion and Analysis of financial condition and results of operations should be read in conjunction with the Condensed Consolidated Financial Statements (Unaudited), related notes and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q and the consolidated financial statements and related notes included in our prospectus filed on October 10, 2014 with the Securities and Exchange Commission.

Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q, which are not statements of historical fact, are  forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, as Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements give current expectations or forecasts of future events or our future financial or operating performance. Words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “seek” and similar terms and phrases, or the negative thereof, may be used to identify forward-looking statements.

The forward-looking statements contained in this report are based on management’s good-faith belief and reasonable judgment based on current information.  The forward-looking statements are qualified by important factors, risks and uncertainties, many of which are beyond our control, that could cause our actual results to differ materially from those in the forward-looking statements, including those described elsewhere in this report (including Part II, Item 1A, “Risk Factors”) and subsequent reports filed with or furnished to the Securities and Exchange Commission.   Any forward-looking statement made by us in this report speaks only as of the date hereof or as of the date specified herein. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by any applicable laws or regulations.

Overview

Diplomat Pharmacy, Inc. (the “Company”, “Diplomat”, “our”, “us”, or “we”) is the nation’s largest independent specialty pharmacy, and is focused on improving lives of patients with complex chronic diseases. Our patient-centric approach positions us at the center of the healthcare continuum for treatment of complex chronic diseases through partnerships with patients, payors, pharmaceutical manufacturers, and physicians. We offer a broad range of innovative solutions to address the dispensing, delivery, dosing and reimbursement of clinically intensive, high-cost specialty drugs (many of which can cost over $100,000 per patient, per year). We have expertise across a broad range of high-growth specialty therapeutic categories, including oncology, immunology, hepatitis, multiple sclerosis, HIV, and specialty infusion therapy. We dispense to all 50 states through our advanced distribution center that enables us to ship medications nationwide as well as a centralized clinical call center that helps us deliver localized services on a national scale. Diplomat was founded in 1975 by our Chief Executive Officer, Philip Hagerman, and his father, Dale, both trained pharmacists who transformed our business from a traditional pharmacy into a leading specialty pharmacy beginning in 2005.

Diplomat’s core revenues are derived from the customized care management programs we deliver to our patients, including the dispensing of their specialty medications. Because our core therapeutic disease states generally require multi-year or life-long therapy, our singular focus on complex chronic diseases helps drive recurring revenues and sustainable growth. Diplomat’s revenue growth is primarily driven by new drugs coming to market, new indications for existing drugs, volume growth with current clients, and addition of new clients. For the nine months ended September 30, 2014, Diplomat derived over 99% of its revenue from the dispensing of drugs and the reporting of data associated with those dispenses to pharmaceutical manufacturers and other outside companies.

Diplomat’s historical growth has largely been driven by our position as a leader in oncology and immunology therapeutic categories. For the nine months ended September 30, 2014 and 2013, we generated approximately 68% and 74%, respectively, of our revenues in these two categories.

Diplomat also provides specialty pharmacy support services to a national network of retailers as well as hospitals and health systems.  For many of Diplomat’s retail, hospital and health system partners, we earn revenue by providing clinical and administrative support services on a fee-for-service basis to help them dispense specialty medications.

Recent Developments

Business Acquisitions

On December 16, 2013, we acquired all of the authorized, issued and outstanding shares of capital stock for AHF for a total acquisition price of approximately $13,449, excluding related acquisition costs of approximately $552 that were expensed. Included in the total acquisition price is $12,100 in cash and contingent consideration fair valued at $1,300 with a maximum payout of $2,000, that is based on achieving certain revenue and gross profit targets in each of the years ending December 31, 2014 and 2015. AHF is a specialty pharmacy focused on bleeding disorders, such as hemophilia, and headquartered in Enfield, Connecticut. AHF provides clotting medications, ancillaries and supplies to individuals with bleeding disorders, such as hemophilia. The acquisition of AHF will allow us to participate in AHF’s direct purchase agreements with key hemophilia manufacturers, while also providing AHF access to our proprietary care management modules to better manage clinical care of the AHF patients. The results of operations for AHF are included in our consolidated financial statements from the acquisition date. See Note 4 to our condensed consolidated financial statements included elsewhere in this Form 10-Q for additional information.

On June 27, 2014, we acquired all of the outstanding stock of MedPro for a total acquisition price of approximately $68,537, excluding related acquisition costs of $825. Included in the total acquisition price is $52,267 in cash, 716,695 shares of our Class B Nonvoting Common Stock, valued at approximately $12,000, and contingent consideration fair valued at $4,270, with a maximum payout of $11,500, that is based on the achievement of certain revenue and gross profit targets for each of the twelve months ended June 30, 2015 and 2016. MedPro is a specialty pharmacy focused on specialty infusion therapies, including hemophilia and immune globulin, based in Raleigh, North Carolina. We acquired MedPro to expand our existing specialty infusion business and to increase our presence in the mid-Atlantic and Southern regions of the country. The results of operations for MedPro are included in our consolidated financial statements from the acquisition date. See Note 4 to our condensed consolidated financial statements included elsewhere in this Form 10-Q for additional information.

We anticipate our future revenues derived from specialty infusion pharmacy services will increase significantly as a percentage of total revenues as a result of such acquisitions.

Issuances of Preferred Stock

On January 23, 2014, we sold to certain funds of T. Rowe Price 2,986,228 shares of Series A Preferred stock at a purchase price of $16.74 per share. We used $20,000 of the $50,000 investment proceeds for general corporate purposes, including fees associated with the transaction, and the remaining $30,000 was used to redeem shares of common stock and common stock options.  On April 1, 2014, we sold to certain funds of Janus Capital Group 3,225,127 shares of Series A Preferred stock at a purchase price of $16.74 per share. We used $25,200 of the

$54,000 investment proceeds for general corporate purposes, including fees associated with the transaction, and the remaining $28,800 was used to redeem shares of common stock and common stock options.

Stock Related Transactions

In May 2014, we redeemed all of the rights to the outstanding common stock options from a former employee. The purchase price for the options was $4,000 and was paid in full at time of closing.  In August, 2014, we issued 372,486 shares of Class B Nonvoting Common Stock in the aggregate to a relative (and associated trusts) of the Company’s chief executive officer, in connection with the termination of an existing Stock Redemption Agreement. This issuance resulted in a charge of $4,842 to “Termination of existing stock redemption agreement” during both the three and nine month periods ended September 30, 2014. The value of the issued shares was based on the Company’s initial public offering price of $13.00 per share.

Certain Operating Expenses

We have focused on growing our business and we plan to continue to invest in building for growth. As a result, we have experienced increased operating expenses driven by the additional IT staff required to develop improved operating systems. We have also experienced increased expense related to the additional operational staff required to service our customers in a less efficient fashion while the new systems are being developed. We expect to experience operational improvements following the implementation of key system improvements over the next one to two years. Further, we expect that the size of our operational staff, as well as the size of our sales and marketing staff, will continue to grow with the business.

Contribution Agreement

On August 28, 2014, we and two unrelated third party entities entered into a contribution agreement to form a new company, Primrose Healthcare, LLC (“Primrose”) which will function as a management company, managing a network of physicians and medical professionals providing continuum care for patients infected with the Hepatitis C virus. We have committed to contributing $5,000 to Primrose, of which $2,000 was contributed in August 2014 with the remainder to be contributed during 2014 and 2015. We have a 51% controlling ownership in Primrose and therefore consolidate Primrose into our financial statements.  Primrose had no material operating activity through September 30, 2014.

Initial Public Offering

Diplomat completed an initial public offering of 15,333,333 shares of common stock at an initial public offering price of $13.00 per share, which included 2,000,000 shares sold pursuant to the full exercise of the underwriters’ over-allotment option during October 2014. Diplomat sold 11,000,000 shares of its common stock and certain selling shareholders of the Company sold 4,333,333 shares of the Company’s common stock. We recognized net proceeds of approximately $130,648, net of $9,652 in underwriting discounts and commissions and approximately $2,700 in IPO-related expenditures. These net proceeds were used to repay indebtedness to certain current or former stakeholders and employees, and to fully repay the borrowings under the revolving line of credit (an aggregate of $96,410). The remaining net proceeds of $34,238 will be used for working capital and other general purposes. Diplomat’s common stock is listed on the New York Stock Exchange under the symbol “DPLO.” Immediately prior to completion of the initial public offering, all outstanding shares of capital stock converted into shares of newly-authorized shares of voting common stock, no par value. Therefore and also immediately prior to completion of the initial public offering, Diplomat effected a stock split in the form of a stock dividend of 8,500 shares for each share of common stock. Accordingly, all share and per share amounts presented in this report have been adjusted, where applicable, to reflect the split.

Key Performance Metrics

We regularly review a number of metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections, and make strategic decisions.

	For the three months ended September 30,		For the nine months ended September 30,
Key Performance Metrics (Unaudited)	2014	2013	2014	2013
	(Unaudited)
Prescriptions dispensed	209,000	182,000	589,000	534,000
Prescriptions serviced (not dispensed)	56,000	54,000	158,000	151,000
Total Prescriptions	265,000	236,000	747,000	685,000

Net sales per prescription dispensed	$2,846	$2,182	$2,712	$2,057
Gross profit per prescription dispensed	$185	$118	$161	$112
Net sales per prescription serviced (not dispensed)	$27	$29	$27	$26
Gross profit per prescription serviced (not dispensed)	$27	$29	$27	$26

Prescription Data

Prescriptions dispensed (rounded to nearest thousand) represents actual prescriptions filled and dispensed by us to patients, or in rare cases, to physicians. Prescriptions serviced (not dispensed) (rounded to nearest thousand), represents prescriptions filled and dispensed from a non-Diplomat pharmacy, including unaffiliated retailers and health systems, for which we provide support services required to assist these patients and pharmacies through the complexity of filling specialty medications, and for which we earn a fee.

Our volume for the three months ended September 30, 2014 was approximately 265,000 prescriptions dispensed or serviced, a 12% increase compared to approximately 236,000 prescriptions dispensed or serviced for the three months ended September 30, 2013. The volume increase was due to a mix of new drugs to market, new indication approvals for existing drugs, growth in patients from current payors and physician practices, and the addition of patients from new payors and physician practices.  Our acquisitions also contributed approximately 9,000 prescriptions dispensed to the increase in the three months ended September 30, 2014 versus the same period in the prior year.

Our volume for the nine months ended September 30, 2014 was approximately 747,000 prescriptions dispensed or serviced, a 9% increase compared to approximately 685,000 prescriptions dispensed or serviced for the nine months ended September 30, 2013. The volume increase was due to a mix of new drugs to market, new indication approvals for existing drugs, growth in patients from current payors and physician practices, and the addition of patients from new payors and physician practices.  Our acquisitions also contributed approximately 11,000 prescriptions dispensed to the increase in the nine months ended September 30, 2014 versus the same period in the prior year.

Other Metrics

Other key metrics used in analyzing our business are net sales per prescription dispensed, gross profit per prescription dispensed, net sales per prescription serviced (not dispensed), and gross profit per prescription serviced (not dispensed).

Net sales per prescription dispensed represents total prescription revenue from prescriptions dispensed by Diplomat divided by the number of prescriptions dispensed by Diplomat. Gross profit per prescription dispensed represents gross profit from prescriptions dispensed by Diplomat divided by the number of prescriptions dispensed by Diplomat. Total prescription revenue from prescriptions dispensed includes all revenue collected from patients, third party payors, and various patient assistance programs, as well as revenue collected from pharmaceutical manufacturers for data and other services directly tied to the actual dispensing of their drug(s). Gross profit represents total prescription revenue from prescriptions dispensed less the cost of the drugs purchased.

Net sales per prescription serviced (not dispensed) represents total prescription revenue from prescriptions serviced divided by the number of prescriptions serviced for the non-Diplomat pharmacies. Gross profit per prescription serviced (not dispensed) is equal to net sales per prescription serviced because there is no cost of drug associated with such transactions. Total prescription revenue from prescriptions serviced includes revenue collected from partner pharmacies, including retailers and health systems, for support services rendered to their patients.

Components of Results of Operations

Net Sales

Net sales are recognized at the time of service completion. Revenue for a dispensed prescription is recognized at the time of shipment or pick-up of the prescription. We can earn revenue from multiple sources for any one claim, including the primary insurance plan, the secondary insurance plan, the tertiary insurance plan, patient co-pay, and patient assistance programs. Prescription revenue also includes revenue from pharmaceutical manufacturers and other outside companies for data reporting or additional services rendered for dispensed prescriptions. Service revenue is primarily derived from fees earned by us from retail and hospital pharmacies for patient support that is required for those non-Diplomat pharmacies to dispense specialty drugs to patients. The retail and hospital pharmacies dispense the drug, and pay us for clinically and administratively servicing their patients.

Cost of Goods Sold

Cost of goods sold represents the purchase price of the drugs that we ultimately dispense. These drugs are purchased directly from the manufacturer or from an authorized wholesaler and the purchase price is negotiated with the selling entity. In general, period over period percentage changes in cost of goods sold will move directionally with period over period percentage changes in net sales for prescription dispensing transactions. This is due to the mathematical relationship between average wholesale price (“AWP”) and wholesale acquisition cost (“WAC”), and our contractual relationships to purchase at a discount off of WAC and receive reimbursement at a discount off of AWP. The discounts off of AWP and WAC that we receive vary significantly by drug and by contract. Rebates we receive from manufacturers are reflected in cost of goods sold when they are earned.

Selling, General, and Administrative Expenses

Our operating expenses primarily consist of employee and associated costs, as well as outbound prescription drug transportation and logistics costs. Our employee and associated costs relate to both our patient-facing personnel and our non-patient facing support and administrative personnel. Other operating expenses consist of occupancy and other indirect costs, insurance costs, professional fees, and other general overhead expenses. We expect that general and administrative expenses will increase as we incur additional expenses related to being a public company, including professional fees and share-based compensation.

Other Income (Expense)

Other income (expense) primarily consists of interest expense associated with our debt, the change in fair value associated with our redeemable common shares, termination of an existing stock redemption agreement, equity income or losses associated with our 25% owned non-consolidated entity, tax credits and income from property rentals. Because certain shares of our common stock, prior to the conversion effected in connection with the initial public offering included features that required us to redeem such shares upon the death or termination of employment with us by the shareholder, such shares are reflected as liabilities on our condensed consolidated balance sheets included herein and the change in such fair value as a non-operating charge or credit in our consolidated statements of operations included herein.

Income Tax Expense

On January 23, 2014, we changed from an S Corporation to a C Corporation. The historical audited financial results included elsewhere in this Form 10-Q reflect our results as an S Corporation before this date.

Results of Operations

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013
	(Unaudited)
Consolidated Statement of Operations Data
Net sales	$595,529	$398,627	$1,602,881	$1,103,152
Cost of goods sold	555,364	375,497	1,503,639	1,039,379

Gross profit	40,165	23,130	99,242	63,773

Selling, general, and administrative expenses	34,306	19,331	85,330	55,321

Income from operations	5,859	3,799	13,912	8,452

Interest expense	(734)	(512)	(1,629)	(1,454)
Change in fair value of redeemable common shares	6,916	—	7,873	—
Termination of existing stock redemption agreement	(4,842)	—	(4,842)	—
Equity loss of non-consolidated entity	(377)	(319)	(1,087)	(629)
Other income	146	40	663	153
Other income (expense)	1,109	(791)	978	(1,930)

Income before income taxes	6,968	3,008	14,890	6,522
Income tax expense	(2,427)	—	(6,984)	—

Net Income	$4,541	$3,008	$7,906	$6,522

Comparison of the Three Months Ended September 30, 2014 and September 30, 2013

Net Sales

Net sales for the three months ended September 30, 2014 was $595,529, a $196,902 increase, or 49%, compared to $398,627 for the three months ended September 30, 2013. The increase primarily was the result of approximately $96,000 of additional revenue from drugs that were new to the market or newly dispensed by us. Prescription volume growth of existing drugs accounted for approximately $20,000 of the increased revenue and was the result of new indications, increased penetration through physician’s offices, growth with existing payors, and the addition of patients from new payors and physician practices. The acquisitions of AHF and MedPro contributed approximately $28,000 in the aggregate and the remaining increase is attributable to manufacturer price increases, drug mix, and payor mix.

Cost of Goods Sold

Cost of goods sold for the three months ended September 30, 2014 was $555,364, a $179,868 increase, or 48%, compared to $375,497 for the three months ended September 30, 2013. The increase was primarily the result of the same factors that drove the increase in our net sales over the same time period.  Cost of goods sold for the three months ended September 30, 2014 was 93.3% of revenue, as compared to 94.2% for the three months ended September 30, 2013.

Selling, General, and Administrative Expense

Selling, general, and administrative expense for the three months ended September 30, 2014 was $34,306, a $14,975 increase, or 77%, compared to $19,331 for the three months ended September 30, 2013. Selling, general, and administrative expense was 5.8% of revenue for the three months ended September 30, 2014 compared to 4.8% for the three months ended September 30, 2013.  Selling, general, and administrative costs in the 2014 period were higher than in the prior period primarily due to variable costs related to increased net sales and prescription volume during the 2014 period. Total employee cost increased by approximately $7,300, or 62%, and was primarily attributable to two factors. First, the 12% prescription volume increase and the mix of more labor intensive drugs drove the need to hire additional employees. Second, our ongoing efforts to improve IT systems to support current and future growth required additional indirect labor to develop our key systems. Bad debt expense increased by approximately $1,600 due to growth of our business.  Similarly, our logistics expense increased by approximately $600, or 22%, as a result of the additional prescription volume dispensed, as well as increased supplier costs and mix of drugs being shipped to patients. The remaining increase was in all other selling, general, and administrative expenses including consulting fees, utilities, travel, supplies, and other miscellaneous expenses. These increases also include approximately $4,200 of AHF and MedPro selling, general, and administrative expenses related to their pharmacies and support staff.

Other Income (Expense)

Other income (expense), net for the three months ended September 30, 2014 was $1,109, compared to $(791) for the three months ended September 30, 2013. The change was primarily attributable to a $6,916 decrease in the fair value of redeemable common share liabilities in the 2014 period as compared to no such change in the 2013 period, partially offset by a $4,842 expense related to the termination of a stock redemption agreement expense in the 2014 period compared to none in the 2013 period.

Income Tax Expense

On January 23, 2014, we changed our income tax status from an S corporation to a C corporation and, as such, now incur income tax expense which had previously been borne by our shareholders. Income tax expense for the three months ended September 30, 2014 was $2,427, compared to $0 for the three months ended September 30, 2013.

Comparison of the Nine Months Ended September 30, 2014 and September 30, 2013

Net Sales

Net sales for the nine months ended September 30, 2014 was $1,602,881, a $499,729 increase, or 45%, compared to $1,103,152 for the nine months ended September 30, 2013. The increase primarily was the result of approximately $220,000 of additional revenue from drugs that were new to the market or newly dispensed by us. Prescription volume growth of existing drugs accounted for approximately $56,000 of the increased revenue and was the result of new indications, increased penetration through physician’s offices, growth with existing payors, and the addition of patients from new payors and physician practices. The acquisitions of AHF and MedPro contributed approximately $44,000 and the remaining increase is attributable to manufacturer price increases, drug mix, and payor mix.

Cost of Goods Sold

Cost of goods sold for the nine months ended September 30, 2014 was $1,503,639, a $464,260 increase, or 45%, compared to $1,039,379 for the nine months ended September 30, 2013. The increase was primarily the result of the same factors that drove the increase in our net sales over the same time period.  Cost of goods sold for the nine months ended September 30, 2014 was 93.8% of revenue, as compared to 94.2% for the nine months ended September 30, 2013.

Selling, General, and Administrative Expense

Selling, general, and administrative expense for the nine months ended September 30, 2014 was $85,330, a $30,009 increase, or 54%, compared to $55,321 for the nine months ended September 30, 2013. Selling, general, and administrative expense was 5.3% of revenue for the nine months ended September 30, 2014 compared to 5.0% for the nine months ended September 30, 2013.  Selling, general, and administrative costs in the 2014 period were higher than in the prior period primarily due to variable costs related to increased net sales and prescription volume during the 2014 period. Total employee cost increased by $15,700, or 46%, and was primarily attributable to two factors. First, the 9% prescription volume increase and the mix of more labor intensive drugs drove the need to hire additional employees. Second, our ongoing efforts to improve IT systems to support current and future growth required additional indirect labor to develop its key systems. Bad debt expense increased by approximately $2,300 due to growth of our business.  Similarly, our logistics expense increased by $1,640, or 22%, as a result of the additional prescription volume dispensed, as well as increased supplier costs and mix of drugs being shipped to patients. The remaining increase was in all other selling, general, and administrative expenses including consulting and professional fees (including acquisition related expenses), utilities, travel, supplies, and other miscellaneous expenses. These increases also include approximately $6,400 of AHF and MedPro selling, general, and administrative expenses related to its pharmacies and support staff.

Other Income (Expense)

Other income (expense), net for the nine months ended September 30, 2014 was $978, compared to $(1,930) for the nine months ended September 30, 2013. The change was primarily attributable to a $7,873 decrease in the fair value of redeemable common share liabilities in the 2014 period as compared to no such change in the 2013 period, partially offset by (a) a $4,842 expense related to the termination of a stock redemption agreement expense in the 2014 period compared to none in the 2013 period and (b) a $458 greater equity loss on our non-consolidated entity in the nine months ended September 30, 2014.

Income Tax Expense

On January 23, 2014, we changed our income tax status from an S corporation to a C corporation and, as such, will now incur income tax expense which had previously been borne by our shareholders. Income tax expense for the nine months ended September 30, 2014 was $6,984, compared to $0 for the nine months ended September 30, 2013.

Liquidity and Capital Resources

Our primary uses of cash include funding working capital, acquiring and maintaining property and equipment and internal use software, business acquisitions, stock and stock option redemptions, and debt service. We have funded our recent cash requirements primarily from our operating activities as driven mainly by revenue growth, borrowings under our revolving line of credit, and capital stock issuances. As of September 30, 2014 and December 31, 2013, we had $15,787 and $9,109, respectively, of cash and cash equivalents. Our cash balances fluctuate based on working capital needs and the timing of sweeping available cash each day to pay down any outstanding balance on the line of credit. We believe our cash and cash equivalents, revolving line of credit, cash flow from operations, and net proceeds from our initial public offering will be sufficient to meet our working capital and capital expenditure requirements for at least 12 months.

	Nine months ended September 30,
	2014	2013
	(unaudited)
Net cash provided by operating activities	$19,304	$149
Net cash used in investing activities	(58,520)	(6,646)
Net cash provided by financing activities	45,894	6,497
Net increase in cash and equivalents	$6,678	$—

Net Cash Provided by Operating Activities

The increase of $19,155 in cash provided by operating activities during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013, was mostly due to a $1,384 increase in net income and a $11,344 change in working capital items, primarily accounts payable and accounts receivable, as a result of the timing of key vendor payments and timing of payment from third-party payors. This change was partially offset by cash used to acquire additional inventory.  We also experienced an increase in other non-cash expenses in the 2014 period.  The increases primarily included a $4,842 charge for the termination of a stock redemption agreement, $2,820 in provision for doubtful accounts, $2,545 in depreciation and amortization, and $3,286 in deferred income tax expense.  This non-cash expense was partially offset by a $7,873 decrease in the fair value of redeemable common share liabilities in the 2014 period.

Net Cash Used in Investing Activities

The $51,874 increase in cash used in investing activities during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 was primarily related to $51,599 used for the acquisition of MedPro. We also experienced a $2,474 increase in expenditures for software for internal use and property and equipment as we continue to expand our information systems. These increases were partially offset by $2,000 lower investment in our non-consolidated entity during the nine months ended September 30, 2014.

Net Cash Provided by (Used in) Financing Activities

The $39,397 increase in cash provided by financing activities during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 was primarily due to $39,015 of net proceeds received in the Company’s January 2014 sale of Series A Preferred Stock to certain funds of T. Rowe Price and its April 2014 sale of Series A Preferred Stock to certain funds of Janus, net of the redemption of certain outstanding common stock and common stock options. During the nine months ended September 30, 2014 long term debt payments to shareholders were $3,782 less than during the same period in 2013.  The Company also decreased the net proceeds from our revolving line of credit by $2,121 due to timing of working capital needs.

Revolving Line of Credit

On July 20, 2012, Diplomat entered into a five-year line of credit with General Electric Capital Corporation (‘‘GE’’). The original facility was comprised of a $60,000 revolving loan commitment, which is secured by security interest in and lien upon substantially all of our assets, not otherwise encumbered. We maintain a depository bank account where money is swept directly to the line of credit. Advances under the revolving credit loan commitment are limited to a borrowing base that consists of approximately 85% of the book value of eligible accounts receivable. In 2013, the facility was amended to increase the aggregate revolving loan commitments under the line of credit from $60,000 to $85,000. On June 26, 2014, the facility was amended to increase the aggregate revolving loan commitments under the line of credit from $85,000 to $120,000. As of September 30, 2014, we had $76,562 of borrowings outstanding and had $36,960 of availability under the line of credit. Additionally, the facility allows incremental increases in the line of credit or issuances of term loans up to an aggregate amount of $25,000, subject to specific conditions.  All outstanding borrowings were repaid from the proceeds received from our IPO in October 2014.

Interest on borrowings are charged at a rate equal to either: (a) the base rate, which equates to the rate last quoted by The Wall Street Journal as the “Prime Rate” or as further defined in the agreement in the absence of such, plus an applicable margin (the “Base Rate”); or (b) LIBOR, as defined by the agreement, plus an applicable margin. The applicable margin on the Base Rate borrowings is 0.75% and on LIBOR rate borrowings is 1.75%. The effective interest rate for Base Rate borrowings at both September 30, 2014 and December 31, 2013 was 4.00%. The effective rate on LIBOR rate borrowings at September 30, 2014 and December 31, 2013 was 1.90% and 1.92%, respectively. At September 30, 2014, we had Base Rate borrowings outstanding in the amount $51,562 and LIBOR rate borrowings outstanding in the amount of $25,000. Additionally, we are charged a monthly unused commitment fee ranging from 0.25% to 0.50% on the average unused daily balance.

In connection with securing this facility, Diplomat incurred transaction costs totaling $1,458. These costs are being amortized as interest expense over the remaining life of the line of credit.

The revolving credit commitment with GE contains certain financial and non-financial covenants. We were in compliance with all covenants as of September 30, 2014 and December 31, 2013.

Mortgage Loan

We entered into a $7,440 mortgage loan with JP Morgan Chase in December 2010 for the purchase of our headquarters building. The remaining outstanding loan amount was scheduled to mature in June 2014. We paid the JP Morgan Chase mortgage off in May 2014.

Stakeholder Notes

We entered into several notes payable to current or former stakeholders primarily upon the redemption of certain shares of common stock and common stock options formerly owned by the stakeholders. The obligations were scheduled to mature through 2017; however, we retired all stakeholder notes in October 2014 with proceeds from our IPO.

Off-Balance Sheet Arrangements

During the periods presented, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Policies and Estimates

The management’s discussion and analysis of financial condition and results of operations is based on the condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses. In accordance with U.S. GAAP, we base our estimates on historical experience and on various other assumptions that management believes are reasonable under the circumstances. Actual results might differ from these estimates under different assumptions or conditions and, to the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. During the nine months ended September 30, 2014, there were no material changes to our critical accounting policies and use of estimates, which are disclosed in our audited consolidated financial statements for the year ended December 31, 2013 included in the Company’s final prospectus filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended, with the Securities and Exchange Commission on October 10, 2014.

New Accounting Pronouncements

In April 2014, the FASB issued ASU No. 2014-8, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This ASU is effective within annual periods beginning on or after December 15, 2014, and interim periods within annual periods beginning on or after December 15, 2015 with early adoption permitted in certain circumstances. This ASU changes the requirements for reporting discontinued operations. The Company is currently evaluating the impact that the adoption of this guidance will have on its financial position, results of operations, cash flows and/or disclosures.

In May 2014, the FASB issued ASU No. 2014-9, Revenue from Contracts with Customers (Topic 606), which provides a single revenue recognition model intended to improve comparability over a range of industries, companies and geographical boundaries and is intended to enhance disclosures. The standard is effective retrospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2016.  Early adoption is not permitted. The Company is currently assessing the potential impact on its operations and financial statements.

In June 2014, the FASB issued ASU No. 2014-12, Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Targets Could Be Achieved after the Requisite Service Period. This ASU is effective within annual periods beginning on or after December 15, 2015, including interim periods within that reporting period. This ASU requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The Company is currently evaluating the impact that the adoption of this guidance will have on its financial position, results of operations, cash flows and/or disclosures.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (subtopic 205-40). This ASU is effective for annual periods ending after December 15, 2016, and for annual periods and interim periods thereafter, and defines management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. The Company expects the adoption of this guidance will have no impact on the Company’s financial position, results of operations, cash flows and/or disclosures.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to interest rate fluctuations with regard to future issuances of fixed-rate debt, and existing and future issuances of floating-rate debt. Primary exposures include the U.S. Prime Rate and LIBOR related to debt outstanding under the Company’s line of credit. In the past, the Company used interest rate swaps to reduce the volatility of its financing costs and to achieve a desired proportion of fixed and floating-rate debt. The Company did not use its interest rate swap for trading or other speculative purposes. The Company currently is not using any interest rate swaps, but may in the future.

At September 30, 2014, the principal outstanding on Diplomat’s revolving line of credit was $76,562. Interest on the Company’s line of credit is charged at a rate equal to either (a) the base rate, which equates to the rate last quoted by The Wall Street Journal as the “Prime Rate” or as further defined in the agreement in the absence of such, plus an applicable margin (the “Base Rate”); or (b) LIBOR, as defined by the agreement, plus an applicable margin. The applicable margin on the Base Rate borrowings is 0.75% and on LIBOR rate borrowings is 1.75%. The effective interest rate for Base Rate borrowings at September 30, 2014 was 4.00%. The effective rate on LIBOR rate borrowings at September 30, 2014 was 1.90%. At September 30, 2014, the Company had Base Rate borrowings outstanding in the amount of $51,562 and LIBOR rate borrowings outstanding in the amount of $25,000. Additionally, Diplomat is charged a monthly unused commitment fee ranging from 0.25% to 0.50% on the average unused daily balance. All outstanding borrowings were repaid from the proceeds received from our IPO in October 2014.

Based on the revolving line of credit balance outstanding on September 30, 2014, a 100 basis point decrease in the applicable interest rate would increase Diplomat’s cash flow and pre-tax earnings for the nine months ended September 30, 2014 by approximately $574. An increase in the applicable interest rate would decrease Diplomat’s cash flow and pre-tax earnings for the nine months ended September 30, 2014 by the same amount. Based on the Company’s ability to pay down any outstanding balance on its line of credit without prepayment penalty, Diplomat does not believe that interest rate fluctuations create a significant risk.

ITEM 4. CONTROLS AND PROCEDURES

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

In connection with the preparation of amendments to the Registration Statement on Form S-1 in connection with our IPO, we identified a material weakness in our internal control over financial reporting for all periods presented in that Registration Statement. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The identified material weakness related to our accounting for mandatorily redeemable common stock for public reporting companies. Specifically, upon becoming subject to the applicable accounting standards of public reporting companies as of the initial filing of the Registration Statement, we erroneously did not re-characterize our shares of mandatorily redeemable common stock from equity to a liability in our consolidated balance sheets, and we did not mark-to-market this liability and record additional non-operating expense in our consolidated statements of operations. Accordingly, in the Registration Statement, we restated our consolidated financial statements to appropriately account for such common stock for all periods presented. We believe we have remediated the material weakness through additional training, although we are not required to and have not conducted a formal assessment of the effectiveness of our internal control over financial reporting as of September 30, 2014. Additionally, immediately prior to the completion of our IPO, all outstanding shares of our redeemable common stock were converted into shares of our newly authorized common stock and will therefore no longer have similar mandatory redemption rights. Furthermore, we do not anticipate issuing equity securities with such mandatorily redeemable provisions while we are a public company.

As of September 30, 2014, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2014.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.                                                LEGAL PROCEEDINGS

The Company is subject to claims and lawsuits that arise primarily in the ordinary course of business. The Company believes that the disposition or ultimate resolution of such claims and lawsuits will not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

ITEM 1A.                                       RISK FACTORS

During the quarter ended September 30, 2014, there were no material changes to the risk factors disclosed in the section entitled “Risk Factors” in the Registration Statement on Form S-1 (Amendment No. 5) filed on October 3, 2014 with the Securities and Exchange Commission.

ITEM 2.                                                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

We were indebted to Deborah L. Ward, the sister of Philip Hagerman, our Chief Executive Officer and Chairman of our Board of Directors, in the original amount of $480 pursuant to Amendment #1 of a Stock Redemption Agreement (the “Amendment”) effective June 7, 2012, which indebtedness was evidenced by an agreement to pay equal quarterly installments of $40. The Amendment further provided that in the event of a specified change of control transaction, certain trusts for the benefit of Ms. Ward and certain other immediate family members were entitled to 1.0% of the net proceeds of such sale (the “Payment Right”). Ms. Ward subsequently assigned 50% of the Payment Right to the Deborah L. Ward 2014 Irrevocable Exempt Trust and 50% of the Payment Right to the David F. Ward 2014 Irrevocable Exempt Trust (collectively, the “Ward Trusts”). In connection therewith, we subsequently entered into an Exchange and Release Agreement, dated August 12, 2014, pursuant to which we, Ms. Ward, the Ward Trusts, and David F. Ward agreed to cancel the Payment Right in exchange for 186,243 newly issued shares of the Company’s Class B Nonvoting Common Stock to each of (i) the Deborah L. Ward 2014 Irrevocable Exempt Trust and (ii) the David F. Ward 2014 Irrevocable Exempt Trust (372,486 shares of Class B Nonvoting Common Stock in the aggregate). The issuances of stock to The Ward Trusts were exempt from the Securities Act in reliance on Section 4(a)(2) of the Securities Act exempting transactions by an issuer not involving any public offering.

Use of Proceeds from Initial Public Offering

The Registration Statement on Form S-1 (File No. 333-197224) for the initial public offering of our common stock was declared effective by the Securities and Exchange Commission on October 9, 2014. The Registration Statement on Form S-1 registered an aggregate of 15,333,333 shares of our common stock, including 2,000,000 shares of common stock registered to cover in full over-allotments by the underwriters.  On October 16, 2014, we closed our initial public offering and 15,333,333 shares of our common stock were sold at a public offering price of $13.00 per share. The Company sold 11,000,000 shares of common stock and certain selling shareholders of the Company sold 4,333,333 shares of common stock.  Upon completion of the sale of the shares of our common stock referenced in the preceding sentence, the initial public offering terminated.

The managing underwriters of the initial public offering were Credit Suisse Securities (USA) LLC and Morgan Stanley & Co. LLC. The Company and selling shareholders paid to the underwriters of the initial public offering an underwriting discount totaling approximately $13.5 million. In addition, we incurred expenses of approximately $2.7 million which, when added to the underwriting discount, amount to total expenses of approximately $16.2 million. Thus, the net offering proceeds, after deducting underwriting discounts and offering expenses, were approximately $130.6 million to the Company and $52.5 million to the selling shareholders.

The selling shareholders consisted of Philip Hagerman, our Chief Executive Officer and Chairman of our Board of Directors, Jeffrey Rowe, our Executive Vice President, Operations, and certain trusts controlled by or affiliated with Mr. Hagerman and Mr. Rowe.  In addition, a portion of the net proceeds from the initial public offering was used to repay indebtedness to certain current or former stakeholders and employees, which included:  (i) $7.0 million to Jeffrey Rowe, to satisfy a promissory note bearing interest at 1.3% per annum and maturing on July 20, 2017; and (ii) $0.1 million to Deborah Ward, the sister of Philip Hagerman, to satisfy a promissory note bearing no interest and maturing on April 20, 2015.  Except as set forth herein, no other payments were made to our directors or officers or their associates, holders of 10% or more of any class of our equity securities or any affiliates with the net proceeds of the initial public offering.

There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the Securities and Exchange Commission on October 10, 2014 pursuant to Rule 424(b)(4).

ITEM 6.                                                EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Period Ending	Exhibit / Appendix Number	Filing Date
10.1.1	Voting Agreement by and among Philip Hagerman and the persons on the signature pages thereto	S-1/A		10.3	August 19, 2014

10.1.2	Joinder to Voting Agreement by and among Philip Hagerman and the persons on the signature pages thereto	S-1/A		10.10	September 29, 2014

10.2*	Diplomat Pharmacy, Inc. 2014 Omnibus Incentive Plan	S-1/A		10.7	September 29, 2014

31.1	Section 302 Certification — CEO

31.2	Section 302 Certification — CFO

32.1**	Section 906 Certification — CEO

32.2**	Section 906 Certification — CFO

*Indicates a management contract or compensatory plan or arrangement.

** This certification is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIPLOMAT PHARMACY, INC.

By:	/s/ Sean M. Whelan
Sean M. Whelan
Chief Financial Officer,
Principal Financial Officer,
Principal Accounting Officer

Dated:    November 10, 2014