Form 10-K
period 2014-12-31
Diplomat Pharmacy, Inc.
filed 2015-03-03
CIK 1610092

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 001-36677

Diplomat Pharmacy, Inc.
(Exact name of registrant as specified in its charter)

Michigan (State or other jurisdiction of incorporation or organization)	38-2063100 (I.R.S. Employer Identification Number)

4100 S. Saginaw Street
Flint, Michigan 48507
(888) 720-4450
(Address, including ZIP Code, and telephone number,
including area code, of registrant's principal executive offices)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

         Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, no par value per share	New York Stock Exchange

         Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The registrant was not a public company as of June 30, 2014, the last day of the registrant's most recently completed second quarter. The aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant as of October 10, 2014, the initial trading date on the New York Stock Exchange, was $357 million based on the closing price of $16.02 as reported by the New York Stock Exchange on such date. Shares of the registrant's Common Stock held by executive officers, directors and holders of 10% or more of the Common Stock outstanding have been excluded from this calculation because such persons may be deemed affiliates of the registrant; such exclusion does not reflect a determination that such persons are affiliates of the registrant for any other purpose.

         The registrant had 51,457,023 shares of Common Stock outstanding as of March 2, 2015.

Documents incorporated by reference:

         Certain portions, as expressly described in this report, of the registrant's Proxy Statement for the 2015 Annual Meeting of Shareholders to be filed subsequently are incorporated by reference into Part III of this report.

DIPLOMAT PHARMACY, INC.

2014 ANNUAL REPORT ON FORM 10-K

INDEX

Forward-Looking Statements

        Unless the context suggests otherwise, references in this Annual Report on Form 10-K to "Diplomat," "the Company," "we," "us" and "our" refer to Diplomat and its consolidated subsidiaries.

        Certain statements contained or incorporated in this Annual Report on Form 10-K which are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). These forward-looking statements are included throughout this Annual Report on Form 10-K, including under the headings entitled "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business" and relate to matters such as our industry, business strategy, goals and expectations concerning our market position, the pending acquisition of BioRx, LLC, future operations, margins, profitability, capital expenditures, liquidity and capital resources and other financial and operating information. We have used the words "anticipate," "assume," "believe," "continue," "could," "estimate," "expect," "future," "intend," "may," "plan," "potential," "predict," "project," "seek," "should," "will," and similar terms and phrases, or the negative thereof, to identify forward-looking statements.

        The forward-looking statements contained in this Annual Report on Form 10-K are based on management's good-faith belief and reasonable judgment based on current information, and these statements are qualified by important factors, many of which are beyond our control, that could cause our actual results to differ materially from those in the forward-looking statements, including changes in global, regional or local economic, business, competitive, market, regulatory and other factors, including those described in "Risk Factors." Any forward-looking statement made by us speaks only as of the date of this report. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by any applicable laws or regulations.

        The following risks related to our business, among others, could cause actual results to differ materially from those described in the forward-looking statements:

  •
  our ability to adapt to changes or trends within the specialty pharmacy industry;

  •
  significant and increasing pricing pressure from third-party payors;

  •
  our relationships with key pharmaceutical manufacturers;

  •
  bad publicity about, or market withdrawal of, specialty drugs we dispense;

  •
  a significant increase in competition from a variety of companies in the health care industry;

  •
  our ability to expand the number of specialty drugs we dispense and related services;

  •
  maintaining existing patients;

  •
  revenue concentration of the top specialty drugs we dispense;

  •
  our ability to maintain relationships with a specified wholesaler and pharmaceutical manufacturer;

  •
  increasing consolidation in the healthcare industry;

  •
  managing our growth effectively;

  •
  limited experience with acquisitions;

  •
  our ability to complete the acquisition of BioRx on a timely basis or at all, and to recognize the expected benefits therefrom;

  •
  fluctuations in operating results;

  •
  failure or disruption of our information technology and security systems;

  •
  relationships with clinical experts and key thought leaders at U.S. physician groups and universities;

  •
  reliance on a single shipping provider;

  •
  dependence on our senior management and key employees;

  •
  liability risks associated with our compounding services;

  •
  debt service obligations;

  •
  supply disruption of any of the specialty drugs we dispense;

  •
  loss of orphan drug status for such specialty drugs we dispense;

  •
  reductions of research, development and marketing of specialty drugs; and

  •
  other factors set forth under "Risk Factors."

PART I

ITEM 1.    BUSINESS

Overview

        We are the nation's largest independent specialty pharmacy in the United States, and are focused on improving lives of patients with complex chronic diseases. We define our independence as our singular focus on specialty pharmacy services independent of other operations such as pharmacy benefit management or managed care. Our patient-centric approach positions us at the center of the healthcare continuum for the treatment of complex chronic diseases through partnerships with patients, payors, pharmaceutical manufacturers and physicians. We offer a broad range of innovative solutions to address the dispensing, delivery, dosing and reimbursement of clinically intensive, high-cost specialty drugs. We were formed and incorporated in Michigan in 1975 by our Chief Executive Officer, Philip Hagerman, and his father, Dale, both trained pharmacists who transformed our business from a traditional pharmacy into a leading specialty pharmacy beginning in 2005. When Diplomat opened its doors in 1975 as a neighborhood pharmacy it had one essential tenet: "Take good care of patients, and the rest falls into place." Today, that tradition continues and we are focused on creating a culture that is highly committed to increasing adherence and improving outcomes.

        In October 2014, we consummated an initial public offering of 15,333,333 shares of our common stock and listed our common stock on the New York Stock Exchange under the symbol "DPLO." The Company sold 11 million shares of common stock and certain selling shareholders of the Company sold 4,333,333 shares of common stock. We received net proceeds of $130.4 million from the offering.

        Our core revenues are derived from the customized care management programs we deliver to our patients, including the dispensing of their specialty medications. We focus on specialty drugs that are typically administered on a recurring basis to treat patients with complex chronic diseases that require specialized handling and administration as part of their distribution process. We have expertise across a broad range of high-growth specialty therapeutic categories, including oncology, immunology, hepatitis, multiple sclerosis, HIV and specialty infusion therapy (which involves infusing specialty pharmaceuticals for rare and chronic genetic disorders, primarily for hemophilia and immune globulin treatment).

        Our comprehensive, patient-focused services ensure that patients receive a superior standard of care, including assistance with complicated medication therapies, refill processing, third-party funding support programs, side effect management and adherence monitoring. We customize solutions for each patient based on the patient's overall health, disease and family history, lifestyle and financial means. Our managed lives under contract was approximately 13 million as of December 31, 2014. We define managed lives under contract as patients enrolled in a managed care organization network, including pharmacy benefit managers, health plans, state governments, employer groups and unions with whom we contract, through exclusive and preferred relationships with such organizations, whereby we are the only authorized or one of a few preferred specialty pharmacy providers to the patients in their system.

        We have grown our business in recent years by strengthening our clinical expertise in key therapeutic categories, such as oncology and immunology, broadening the scope of our services to retailers, hospitals and health systems and strengthening our relationships with patients, payors, pharmaceutical manufacturers and physicians. While we will continue to focus on growing our business organically, we believe that we can opportunistically enhance our competitive position through complementary acquisitions in both existing and new markets. In December 2013, we completed the acquisition of American Homecare Federation, Inc., a specialty infusion therapy provider focused primarily on hemophilia. In June 2014, we acquired MedPro Rx, Inc., a specialty pharmacy focused on specialty infusion therapies including hemophilia and immune globulin. In February 2015, we executed a definitive purchase agreement to acquire BioRx, LLC ("BioRx"), a highly specialized pharmacy and infusion services company that provides treatments for patients with ultra-orphan and rare, chronic diseases.

        Our services, together with our proactive engagement with pharmaceutical manufacturers early in the drug development process, have contributed to our current and growing access to limited distribution drugs, which we define as drugs that are only available for distribution by a select network of specialty pharmacies. Our inclusion in limited distribution networks provides critical sources of revenue growth and provides a catalyst for our future growth.

        As a part of our mission to improve patient care, we provide specialty pharmacy support services to a national network of retailers and independent pharmacy groups, hospitals and health systems. For many of our retail, hospital and health system partners, we earn revenue by providing clinical and administrative support services on a fee-for-service basis to help them dispense specialty medications.

Specialty Pharmacy Industry

        Specialty pharmacy services are a distinct form of pharmacy services that coordinate full service patient care and complex disease management. Specialty pharmacy services are designed to take advantage of economies of scale by using standardized and efficient processes to deliver medications with customized handling, storage and distribution requirements. Specialty pharmacies are also designed to improve clinical, adherence, and economic outcomes for patients with complex, often chronic, or rare conditions through a wide range of oral, injectable and infusible specialty pharmaceuticals.

        Less acute, chronic conditions are generally treated with self-administered, oral, injectable or inhalable specialty pharmaceuticals but may also be administered by a physician or nurse. These pharmaceuticals can be distributed directly to the patient for at-home administration or to the patient's physician for in-office administration. Several chronic, genetic conditions and orphan diseases are treated with infused pharmaceuticals via a more complex intravenous form of administration. These pharmaceuticals are dispensed under the supervision of a registered pharmacist and the therapies are typically delivered to the patient for self-administration in the home or administration by a credentialed home-health care nurse or trained caregiver at home or in another care site. Many of the pharmaceuticals handled by specialty pharmacies require refrigeration during shipping as well as special handling to prevent potency degradation. Patients receiving treatment usually require personalized counseling and education regarding their condition and treatment programs.

        The specialty pharmacy segment primarily treats conditions such as cancer, immune deficiency disorders, hepatitis, multiple sclerosis, hemophilia, neurological conditions and other chronic conditions. Retail pharmacies and other traditional distributors generally are designed to carry inventories of low cost, high volume products and therefore are not equipped to handle the high cost, low volume specialty pharmaceuticals that have specialized handling and administration requirements. In addition, those entities generally lack both the deep clinical expertise and the administrative and call center support functions necessary to effectively deliver specialty pharmacy services. As a result, specialty pharmaceuticals generally are provided by pharmacies that focus primarily on filling, labeling and delivering oral, injectable, infusible or inhalable pharmaceuticals and related medication and support services.

Segment Information

        Our chief operating decision maker reviews our financial results in total when evaluating financial performance and for purposes of allocating resources. Therefore, we have determined that we operate in a single reportable segment—specialty pharmacy services.

Recent Developments

        Definitive Agreement to Acquire BioRx.    On February 26, 2015, we executed a definitive purchase agreement which provides that, upon the terms and conditions set forth therein, we will acquire all of the outstanding equity interests of BioRx. The acquisition is expected to close in March 2015.

        BioRx provides patients with personalized medication programs and services for a variety of complex disease states, including hemophilia, hereditary angioedema, immunology, nutrition and digestive disorders and alpha-1 antitrypsin deficiency. BioRx reaches patients in all 50 states and operates dispensing facilities in Ohio, Massachusetts, North Carolina, Iowa, Minnesota, Arizona and California. In 2014, BioRx generated approximately $227 million in revenue and $23 million in earnings before interest, taxes, depreciation and amortization ("EBITDA").

        The purchase price consists of (i) $210 million in cash (the "Closing Cash Consideration") and $105 million in shares of the Company's common stock (the "Closing Stock Consideration"), to be paid at closing (collectively, the "Closing Consideration"), and (ii) up to an additional $35 million in common stock to be paid subject to BioRx's achievement of a specified EBITDA-based target in the 12-month period following the closing (the "Contingent Consideration" and, together with the Closing Stock Consideration, the "Stock Consideration"). The common stock to be issued is valued at $25.92 per share, which is the 10-day average closing price of the common stock prior to execution of the purchase agreement.

        The Closing Cash Consideration is subject to adjustment at closing for estimated net working capital, indebtedness, cash and certain sellers' expenses, with a final true-up following closing. Payment of the Contingent Consideration is subject to acceleration at the maximum contingent amount in the event of (i) a change in control of the Company or (ii) the termination without cause of either of two principals of BioRx that will continue employment with the Company following the closing, in each case during the 12-month period following the closing. In addition, $10 million of the Closing Cash Consideration will be held in escrow for up to eighteen months to fund certain indemnity obligations of the sellers.

        Applicable persons will enter into a registration rights agreement at closing (the "Registration Rights Agreement") with respect to the Stock Consideration, which includes customary piggyback registration rights and demand registration rights.

        Certain holders of the Closing Stock Consideration, representing approximately 56% of the Closing Stock Consideration, have agreed with us, subject to certain exceptions, not to sell, dispose of or hedge any of our common stock or securities convertible into or exercisable or exchangeable for shares of common stock as follows: no sales for six months following the closing; sales of up to 33% of the Closing Stock Consideration between six and 18 months following the closing; sales of up to 66% of the Closing Stock Consideration between 18 and 24 months following the closing; and no restrictions thereafter. The other holders of the Closing Stock Consideration will be restricted from selling the common stock for six months following the closing. In the event of acceleration of payment of the Contingent Consideration due to either of the events described above, these restrictions will no longer apply to any holders of Closing Stock Consideration.

        Consummation of the acquisition by the parties is subject to customary closing conditions, including the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. The purchase agreement contains customary indemnification obligations of each party with respect to breaches of representations, warranties and covenants and certain other specified matters. Any indemnification claims by the Company may be satisfied by setting off the amount of such claims against the Closing Cash Consideration amount held in escrow. The purchase agreement also contains specified termination rights for the parties, including by the sellers' representative if the acquisition fails to close within 100 days by the Company if the acquisition fails to close within 120 days, or such later date as the parties agree.

        The foregoing description of the purchase agreement and the transactions contemplated thereby is not complete and is subject to and qualified in its entirety by reference to the purchase agreement, a copy of which is included as an exhibit to the Current Report on Form 8-K filed by the Company on February 26, 2015.

        For additional discussion of business developments that occurred in 2014, see "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Our Services

        We provide specialty pharmacy services dedicated to servicing the needs of patients, while also providing clinical expertise, technology-driven innovation tools, and administrative efficiencies that support physicians, payors, pharmaceutical manufacturers, and retail pharmacies. We purchase specialty pharmaceuticals from manufacturers and wholesale distributors, fill prescriptions, and label, package and deliver the pharmaceuticals to patients' homes or physicians' offices through contract couriers. We utilize our Company-owned distribution facility, seven smaller regional facilities and centralized clinical call centers to provide such services to all 50 states within the United States of America. The services provided to our patients and other constituents described below are integral to securing the relationships that drive our revenue and prescription volumes, and are a central focus of our specialty pharmacy business. In order to successfully compete, we must provide value to each constituent in the specialty pharmacy industry.

        Our value to constituents is based on our ability to provide large specialty and limited distribution product access, utilization management, high patient adherence rates, patient funding assistance, data management, outstanding patient and prescriber satisfaction rates and direct and indirect cost savings. Further, we manage the high cost of specialty drugs by pursuing cost savings through channel management, utilization management, formulary management (i.e., the list of specialty drugs that will be reimbursed by a health plan or managed care organization), and waste minimization (including our partial fill program). Channel management is a strategy that targets specialty medications covered under the medical benefit by payors and moving the coverage of these medications to the pharmacy benefit in order to take advantage of deeper discounts, rebates or more detailed reporting when available. Utilization management is the evaluation of the appropriateness, medical need and efficiency of health care services, procedures, drugs and facilities according to established criteria or guidelines and under the provisions of an applicable health benefit plan. Formulary management is an integrated patient care process which enables physicians, pharmacists and other health care professionals to work together to promote clinically sound, cost-effective medication therapy and positive therapeutic outcomes. A drug formulary, or preferred drug list, is a continually updated list of medications and related products supported by current evidence-based medicine, judgment of physicians, pharmacists and other experts in the diagnosis and treatment of disease and preservation of health.

        Our programs consist of the following business services:

  •
  Specialty Drug Dispensing.  For the years ended December 31, 2014, 2013 and 2012, we derived over 99% of our revenue from the dispensing of drugs and the reporting of data associated with those dispenses to pharmaceutical manufacturers and other outside companies. The other services described below are services included as part of our core business offerings and are included as part of the overall payor reimbursement for dispensed drugs, rather than as separately reimbursable events. We are licensed to dispense prescriptions in all 50 U.S. states and all U.S. territories. Our business processes and dispensing solutions are well established and can provide specialty prescriptions to patients as required by the communicated "need by" date. All specialty prescriptions are verified by registered pharmacists for accuracy and appropriateness at two separate points in the dispensing process prior to shipping to patient. Our specialty dispensing and distribution capabilities include package tracking through contracted couriers, temperature controls and signature confirmation upon delivery.

          Our physical footprint has enabled us to develop a centralized infrastructure that we have successfully scaled to dispense to all 50 states. We now have an advanced distribution center that enables us to ship medications nationwide as well as a centralized clinical call center that helps us deliver localized services on a national scale. In addition to our headquarters, we also operate seven smaller regional facilities in Flint, Michigan; Chicago, Illinois; Ft. Lauderdale, Florida; Ontario, California; Enfield, Connecticut; Raleigh, North Carolina; and Springfield, Massachusetts. We are fully accredited and licensed to conduct business in each of the states that require such licensure. We primarily utilize UPS in the delivery of our specialty pharmaceutical products.

          Specialty drug dispensing includes our specialty infusion pharmacy services. Our December 2013 and June 2014 acquisitions of AHF and MedPro, respectively, expanded our specialty infusion pharmacy services. We provide individualized patient-centric specialty infusion services to patients with bleeding disorders, and other chronic conditions, while managing overall drug spend through factor utilization using dose management, assay management (which means ensuring that the prescribed amount is the dispensed amount), clinical and therapy education, intervention, and nursing support in efforts to advance better patient outcomes. Specialty infusion drugs are high cost, with routes of administration intravenously or subcutaneously and can be managed at home or in a hospital or free-standing ambulatory infusion clinic, physician office or through our extensive outsourced network of credentialed specialty nurses whom administer medications in the patent's home or at other sites of care. We estimate our drug reimbursement for specialty infusion patients is approximately 65% medical benefit and 35% pharmacy benefit as of December 31, 2014.

          Our specialty drug dispensing services include:

    •
    Patient Care Coordination.    Our patient care system is used to coordinate and track patient adherence and safety. It is built around specific drug therapies and disease states for greater consistency of care using clinical algorithms. Each step within the patient's treatment regimen is extensively researched based on various disease guideline publications. Our system automatically tracks all clinical interventions and activities and provides real-time access to patient information. Using this system, our care coordinators, including pharmacists, work with both patients and prescribers to identify potential adherence failures and implement proactive plans to optimize treatment outcomes.

    •
    Clinical Services.    Our pharmacists and nurses, with the assistance of our pharmacy technicians, provide clinically based drug therapy management programs for clients and patients. Pharmacists provide counseling on compliance and side-effect management. Our Clinical Help Desk includes several pharmacists, as well as nurses and pharmacy technicians. A pharmacist is available to patients and prescribers 24 hours a day, seven days a week and nurses are available during normal business hours. Clinical pharmacists are responsible for high level clinical interaction with patients and healthcare practitioners including medication counseling and clinical advice. Our clinicians work with the patients' primary prescriber to identify adherence failures and to implement a proactive plan to achieve intended outcomes. Our broader sales, clinical and operations team, has deep clinical expertise and currently includes over 75 licensed pharmacists.

    •
    Compliance and Persistency Programs.    Our compliance and persistency programs are drug specific and support the needs of patients based on their therapy regimen. In some cases, a dedicated nurse proactively contacts patients at specific intervals of therapy to discuss precautions, side effect management, administration of medication, and refill procedures.

      Prior to every refill, we call patients to verify the patient's dose and dosing regimen and shipping address, discuss side effects and confirm that the patient is appropriately taking the medication. Aside from standard protocol, we initiate calls at critical points during the therapy to improve adherence. This adherence program also addresses non-compliance by offering enhanced patient education and communication through customized programs specific to the medications we provide.

    •
    Patient Financial Assistance.    Our funding specialists help patients navigate their benefits and find third-party financial assistance to address coverage deficiencies. We provide services to help patients understand and receive reimbursement benefits and we work with available co-pay assistance programs, including co-pay card enrollment and program management. We currently work with substantially all major commercial co-pay card programs. Our team also coordinates with many external charitable foundations and research grant organizations that help subsidize the cost of medications for patients. We also help patients access manufacturer patient assistance (free drug) programs when necessary and available. These programs result in increased access to specialty drug therapies for the patients and increased revenues for us.

    •
    Specialty Pharmacy Training/Consulting (Diplomat University).    Diplomat University is our education and training department that educates both Diplomat employees and external professionals (including pharmacists, payors, pharmaceutical partners and physicians) on topics unique to the specialty pharmacy industry. Our in-depth, ongoing training program promotes clinical competence and builds new skills, enabling employees to provide high-level care for our patients and improve overall business performance. Diplomat University also houses our quality assurance department, which focuses on programs that promote quality and patient safety. Diplomat University-produced materials have been used in trade conference materials and magazine articles, as well as business meetings, to explain the specialty pharmacy industry generally and the broad range of solutions we can provide.

    •
    Benefits Investigation.    Our standard procedures require that we conduct a benefits investigation for each patient we work with. In addition to processing test claims, our benefit specialists contact the appropriate medical or pharmacy benefit plan to verify coverage, deductible, coinsurance, and out-of-pocket maximum. Our specialists provide all necessary coding for the prescribed therapy or service. Any prior authorization or predetermination requirements are defined at the time of the benefits investigation. Our standard procedures require an initial test adjudication upon receipt of the referral and require subsequent investigations under certain circumstances.

    •
    Prior Authorization.    Our prior authorization specialists contact the patient's insurance plan and collect all necessary patient specific information, together with supporting documentation, to provide to the third-party payor to support reimbursement for the prescribed medication, and coordinates with the prescribing physician. In the event that the required therapy is not listed on the third-party payor's formulary, we also compile the necessary information to file a formulary exception on behalf of the patient.

    •
    Risk Evaluation and Medication Strategy ("REMS").    Our employees are skilled at administering REMS (Risk Evaluation and Mitigation Strategy) protocols on all levels of risk mitigation, which is required by many pharmaceutical manufacturers due to regulatory requirements. The FDA requires REMS from certain manufacturers to ensure that the benefits of a drug or biological product outweigh its risks. Manufacturers are required to comply with specific FDA requirements that may include medication use guides, Black box warnings / patient package insert language, and a communication plan to health care providers. As part of REMS protocols, manufacturers may also be required to comply with

      Elements to Ensure Safe Use to mitigate a specific serious risk listed in the labeling of the drug, including special training and certifications, required dispensing locations, patient monitoring and associated reporting. We have standard operating procedures in place to support all aspects of a REMS program, including REMS administration, REMS drug fulfillment, disease management, medication guide dispensing and the Elements to Assure Safe Use specific to pharmaceutical manufacturer's program. We also partner with manufacturers to report and track Adverse Drug Events where required. Our patient care system has been designed to capture much of the information the pharmaceutical manufacturer must report to the FDA.

  •
  Retail Specialty Services.  Retail specialty services connects a retail pharmacy business to the specialty arena. Based on our broad industry experience, infrastructure and unique treatment-tracking software, retail specialty services offers companies a strategic partner for clinical and administrative support services that help the business and their specialty patients achieve their best outcomes. Large retailers with pharmacies have access to many of the same specialty drugs we distribute, but lack the expertise and the infrastructure necessary to manage patients, payors, and physicians regarding these specialty drugs. Development of this infrastructure is very costly, time consuming, and requires trained clinical experts. Our retail specialty services fills this gap with our breadth of service expertise, which includes nearly every aspect of our business other than purchasing the drugs and filling the prescriptions. We conduct patient-facing services under the specific retailer's brand name. For example, when our retail specialty services employees interact with patients and prescribers, these customers are unaware they are not engaging with our retail specialty services clients directly. These strategic relationships with retail pharmacies are important to pharmaceutical manufacturers and can further our access to additional limited distribution drugs.

  •
  Hospital and Health System Services.  We provide clinical and administrative support services to hospitals and health systems that dispense specialty medications through their outpatient pharmacies. We partner with hospitals and health systems to assist with strategies and service delivery that is designed to maximize cost containment and improve efficiency and clinical outcomes related to specialty pharmaceuticals. Our program also supports hospitals that are 340B covered entities through a contracted pharmacy strategy.

  •
  Hub Services.  We also offer hub services to capitalize on our expertise in providing the services described above and to compete with other hub service providers. Hub services generally are centralized management services for collaboration and efficiency among the key participants in the specialty pharmacy system (including patients, physicians, payors, pharmaceutical manufacturers, retail pharmacies and other prescribers). In order to maintain client satisfaction and compliance we will keep certain information and software systems, infrastructure and employees "firewalled" from our specialty pharmacy business to avoid commingling or favoring any specialty pharmacy (including ours) within the networks of the hub customers.

Constituent Relationships

        Our patient-centric approach positions us at the center of the healthcare continuum for the treatment of complex chronic diseases through partnerships with patients, payors, pharmaceutical manufacturers and physicians.

        Our services provide value to our constituents in the following ways.

  Patients

        Our core focus is on patients. We help patients adhere to complicated medication therapies, process refills and manage any side effects and insurance concerns to ensure they get the best standard of care. The clinical efficacy of drug therapies, especially for acute and chronic conditions, is typically enhanced when patients precisely follow the prescribed treatment regimens (including dosing and frequency). On the other hand, we believe, though we do not internally track, that medication non-adherence (i.e., patients not following the instructions for their medication or failing to finish taking their medication) can contribute to a substantial worsening of disease and, in some cases, accelerated mortality which increases hospital and other health care costs. We have achieved patient adherence rates of over 90% for the last six fiscal quarters. We believe our high adherence rates are, in part, due to, among other things, our patient training and education, compliance packaging, prophylactic starter kits and nurse adherence calls. We also help identify third-party funding support programs to help cover expensive out-of-pocket costs.

        We help manage patients' complex disease states through counseling and education regarding their treatment and by providing ongoing monitoring and, in some cases, proactive follow-up contact to encourage patient compliance with the prescribed therapy. The goal of Diplomat's patient care programs is to provide clinical services in a caring and supportive environment, optimize medication adherence, prevent disease progression and improve outcomes. To accomplish this, Diplomat focuses on each individual patient and provides solutions related to medication access, tolerance, and adherence.

        Diplomat provides patients with personalized medication programs and services for a variety of complex disease states, including the following:

  •
  Oncology.  Cancer therapy often involves the use of highly-toxic chemotherapy or oral oncolytic agents with a high incidence of adverse events. Goals for these patients include the provision of the most effective therapy at the appropriate dose, adverse event management to ensure treatment can continue for as long as it is effective, and improvement in quality of life. Our clinicians strive to ensure optimal treatment for these patients by providing high-touch proactive and reactive care, focusing on appropriate dosage and administration, adverse event management, and adherence monitoring.

  •
  Immunology.  Care of patients with autoimmune and/or inflammatory conditions generally involves the use of therapies aimed at slowing disease progression, reducing the rate of disease relapse, and managing disease symptoms. Goals for these patients include reducing the signs and symptoms of disease, minimizing short- and long-term side effects and complications of the disease and therapy, and improving or normalizing the patient's quality of life. Our clinicians assist these patients by providing clinical management providing adverse event management support, proactively monitoring for adherence issues, and following up with prescribers in response to identified therapy issues.

  •
  Hepatitis.  Management of hepatitis C virus infection involves the selection of appropriate therapy based on HCV genotype, the presence or absence of cirrhosis, transplant status, prior response to therapy, and whether or not the patient is co-infected with HIV or hepatitis B virus. Goals for these patients include achievement of sustained virologic response, decreasing the disease and therapy burden, and optimal adherence to therapy. Our clinicians ensure that hepatitis C virus therapy regimens are complete and appropriate, provide adverse event management support, and follow-up with prescribers to ensure optimal therapy.

  •
  Multiple Sclerosis.  Care for patients diagnosed with multiple sclerosis involves life-long support. Goals for these patients include providing efficacious therapy to reduce the frequency of relapse and improving quality of life. Our clinicians ensure that patients are receiving the appropriate dose of therapy, provide adverse event counseling and management support, provide education on relapse mitigation strategies, and are available to respond to patient questions regarding therapy effectiveness and adverse events.

  •
  Specialty Infusion Therapy.  Several chronic, genetic conditions and orphan diseases are treated with infused pharmaceuticals with a more complex intravenous form of administration. These pharmaceuticals are prescribed for individuals including but not limited to the following conditions: hemophilia, immune globulin and auto-immune deficiencies, hereditary angioedema and lysosomal storage disorders. Patients are generally referred to specialty infusion pharmacy services providers by physicians or case managers. The medications are dispensed under the supervision of a registered pharmacist and the therapy is typically delivered to the patient or caregiver for self-administration in the home or administration by a credentialed home-health care nurse or trained caregiver at home or in another care site.

  •
  Other Disease States.  We also treat patients who have received organ transplants or who have HIV. Life-long therapy is essential for the prevention of organ rejection in transplant patients,

    and we seek to optimize adherence to therapy in order to decrease the likelihood of organ rejection. The management of HIV is complex and involves the use of highly active anti-retroviral therapy. Goals for our patients diagnosed with HIV include achieving long-term, maximal suppression of viral load, preserving and improving immune system function (prevention of progression to acquired immunodeficiency syndrome), and prevention of the spread of HIV to others.

  Payors

        Currently we partner with regional and mid-sized payors and independent pharmacy benefit managers to improve patient outcomes and lower costs by managing high-risk members and implementing patient-focused specialty programs. We manage prescription regimens for chronically ill populations and help payors, which include insurance plans and pharmacy benefit managers, reduce costs through customized specialty pharmacy programs. Our electronic patient care platform, centered on our disease-specific technology solution, is customized for each payor's needs and is designed to improve efficiency and lower costs.

        We offer payors access to limited distribution drugs and unique cost containment programs, including partial refill programs, clinical management and motivational interviewing techniques for improving adherence. We believe that medication non-adherence is the largest avoidable cost in specialty pharmacy because it contributes to a substantial worsening of disease and death and significantly increases hospital and other health care costs, and our strong adherence rates benefit patients and payors. For example, through our partial fill program of dispensing prescriptions with less than the typical 30-day supply, we promote more frequent direct intervention and tracking of patients and their therapies by our highly trained clinical experts. Our partial fill program focuses on medications that have a high discontinuation rate based on poor response, adverse effects and non-compliance to address potential waste as well as improve adherence to prescribed therapy. We dispense a two-week supply when prescribed and it is our policy to contact patients on the second and tenth days of therapy to verify patient tolerance. Once confirmed, we will dispense the remainder of that month's supply. If not tolerated, we contact the prescriber to seek an alternate therapy.

        We provide payors with a comprehensive approach to meeting their pharmacy service needs. Our specialty pharmacy services offer payors a cost effective solution for the distribution of specialty pharmaceuticals, generally direct to patients for self-administration. We manage high-risk members in the payors' network and assist with adherence to such members' health plans to minimize waste in the purchase of specialty drugs and to optimize patient outcomes. We also provide access to a significant number of limited distribution drugs. Other services include coordination of care with the members' physicians and payors and the provision of clinical and adherence data to evaluate therapy effectiveness.

  Pharmaceutical Manufacturers

        We offer specialized and highly customized prescription programs for pharmaceutical companies to help them optimize and track patient adherence which helps drive the clinical and commercial success of specialty drugs. In addition, we partner with pharmaceutical manufacturers early by helping them develop specialty pharmaceutical channel strategies as part of their commercial launch preparation.

        We provide pharmaceutical manufacturers with a strong distribution channel for their existing pharmaceuticals and their new product launches. We implement patient monitoring programs that encourage compliance with the prescribed therapy. We also provide drug trial assistance including product encapsulation and packaging.

        The adherence rates that result from our patient-centered services described above directly benefit pharmaceutical manufacturers through clinically appropriate continued sales of their products to patients, who might otherwise have failed to continue their prescribed therapies. In addition, the financial assistance and reimbursement management we provide to patients further drives pharmaceutical sales.

        In addition, pharmaceutical manufacturers frequently seek patient data on the efficacy and utilization of their products, which we currently provide in a de-identified and HIPAA-compliant format. This data provides valuable clinical information in the form of outcomes and compliance data to manufacturers to aid in their evaluation of the efficacy of their products. We continue to invest in new technologies that will enable us to better provide such analytical services.

        We have also assisted emerging biotechnology pharmaceutical companies in their commercialization of new drugs. In cases where pharmaceutical companies have successful clinical trials, but little commercialization experience, we are engaged to formulate strategies to market to, educate and fulfill the needs of patients, prescribers and payors. We refer to this tailored, multifaceted approach as "channel strategies." We believe that in some cases, these engagements have led to exclusive rights to administer the products of these pharmaceutical companies or our inclusion in a small panel of authorized specialty pharmacies for limited distribution of drugs.

        As of December 31, 2014, we have a portfolio of over 80 limited distribution drugs, all of which are post-launch. We have historically earned access to many limited distribution drugs, both at the time of their launch and post-launch. We actively monitor the drug pipeline and maintain dialogue with many of the major biotechnology and pharmaceutical manufacturers to identify opportunities in all pre-commercial stages of drug development. We believe that limited distribution is becoming the delivery system of choice for many drug manufacturers because it facilitates high patient engagement, clinical expertise and elevated focus on service. We believe that the trend toward limited distribution of specialty drugs will continue to expand in the future, making strong representation in this area essential.

  Physicians and Other Prescribers

        Our team works with physician offices to manage prior-authorization and other managed care organization requirements, such as denial and appeal process, to ensure that complicated administrative tasks do not impair the delivery of quality patient care. Additionally, we provide risk evaluation services, implement risk mitigation strategies and collect patient adherence data to provide physicians and health systems with enhanced visibility.

        Our singular focus on specialty pharmacy and complex chronic diseases has enabled us to develop strong relationships with clinical experts and thought leaders in key therapeutic categories, such as oncology and immunology. We leverage these relationships to gain greater visibility into future drug launches and to stay current on the latest advances in patient care.

        We assist physicians and other prescribers with personalized and intensive patient support by providing care management related to their patients' pharmacy needs and improving patient compliance with therapy protocols. We eliminate the need for physicians to carry inventories of high cost prescriptions by distributing medications directly to patients' homes or, in other cases, to the physicians' offices. We also assist physicians and their clinical and non-clinical staff members by performing many of the administratively intensive tasks associated with benefits investigations, prior authorizations and other reimbursement related matters. We generally bill payors directly, on the patient's behalf, in nearly all cases. Further, we assist physicians by helping their patients manage the side effects of their therapies and monitoring adherence. We also provide physicians with clinical updates and assist with managing the pipeline of potential new therapies.

  Retail Pharmacies, Hospitals and Health Systems

        We provide clinical and administrative support services for our hospital partners on a fee-for-service basis. Based on our broad industry experience, infrastructure and treatment-tracking software, our retail specialty network solution provides customized clinical and administrative support services that help retailers and their specialty patients improve financial outcomes. We provide hospitals with unique solutions to maximize cost containment, improve efficiency and clinical outcomes from specialty pharmaceuticals. Our programs also support hospitals that are 340B covered entities, which are organizations that provide access to reduced price prescription drugs to health care facilities in accordance with the federal 340B Drug Pricing Program and that have been certified by the U.S. Department of Health and Human Services, through a contracted pharmacy strategy.

        We provide specialty pharmacy management services for a fixed fee to various national, regional and independent retail pharmacies. These services are similar to those provided to payors with respect to their specialty pharmacy customers, except that we do not buy or dispense the specialty product. The services generally include the same patient engagement and adherence programs, reimbursement processing and patient funding programs, and general disease state management services described above. These services constituted less than 1% of our revenues in 2014 and 2013.

        We believe that our ability to provide the patient-centric services under the brand names of our retail, hospital and health system partners makes us a valued partner for these entities that lack the infrastructure and expertise to service their specialty drug patients on their own. These partnerships broaden our exposure and influence across the healthcare continuum.

Our Suppliers

        We obtain the pharmaceuticals and medical supplies and equipment that we provide to our patients through pharmaceutical manufacturers, distributors and group purchasing organizations. Most of the pharmaceuticals that we purchase are available from multiple sources and are available in sufficient quantities to meet our needs and the needs of our patients. However, some biotechnology drugs are only available through the manufacturer and may be subject to limits on distribution. In such cases, it is important for us to establish and maintain good working relations with the manufacturer in order to ensure sufficient supply to meet our patients' needs.

        Most of the manufacturers of the pharmaceuticals we sell have the right to cancel their supply contracts with us without cause and after giving notice (generally 90 days or less). Specialty drug purchases from AmerisourceBergen Drug Corporation ("AmerisourceBergen"), a drug wholesaler, and Celgene Corporation ("Celgene"), a pharmaceutical manufacturer from whom we purchase several drugs, represented 57% and 15%, respectively, of cost of goods sold in 2014, 58% and 19%, respectively, of cost of goods sold in 2013, and 64% and 21%, respectively, of cost of goods sold in 2012. The reason we purchase large quantities from a single wholesaler is primarily for ease of administration and pricing. In the event of a termination of our relationship with AmerisourceBergen, we believe that there is typically at least one alternative drug wholesaler from whom we could source each non-limited distribution drug we dispense. We further believe that we could replace the inventories without a material disruption to our operations.

        Through the coverage and clinical expertise of our Company-owned, main distribution facility and seven regional locations, some with retail capabilities and some with limited to moderate distribution capabilities, we provide pharmaceutical manufacturers with a strong distribution channel for their existing pharmaceutical products. In many cases, our national presence is critical to becoming a selected partner in the launch of new products. When providing new products to patients, we implement a monitoring program to encourage compliance with the prescribed therapy and we provide valuable clinical information to the manufacturer to aid in their evaluation of the efficacy of the product. We receive fees, which we record as revenue or a reduction to cost of goods sold, from certain pharmaceutical manufacturers in return for providing them with clinical data.

Billing and Significant Payors

        We derive most of our revenue from contracts with third-party payors, such as managed care organizations, insurance companies, self-insured employers, pharmacy benefit managers and Medicare and Medicaid programs. We contract directly with some payors and pharmacy benefit managers or, in other cases, contract with third parties which in turn contract with payors and pharmacy benefit managers on our behalf. See "Constituent Relationships-Payors" for additional information on payors.

        We bill payors and track all of our accounts receivable through computerized billing systems. These systems allow our billing staff the flexibility to review and edit claims in the system before they are submitted to payors. For the great majority of our dispensing business, claims are submitted to payors electronically. We have extensive experience managing the coordination of benefits between commercial and government-sponsored plans. We participate with Medicare as a Durable Medical Equipment, Prosthetics, Orthotics and Supplies ("DMEPOS") pharmacy supplier, and participate in Medicare Part D. A benefit coverage specialist reviews all Medicare coverage determinations to ensure that the appropriate benefit is being billed. Upon completion of all benefit verifications, we follow each plan's guidelines to identify which plan is primary and secondary and submit the billing accordingly.

        Our financial performance is highly dependent upon effective billing and collection practices. The process begins with an accurate and complete patient admission process, in which all critical information about the patient, the patient's insurance and the patient's care needs is gathered. A critical part of this process is verification of insurance coverage and authorization from insurance to provide the required care, which typically takes place before we initiate services. An exception occurs when a patient referral is received outside of normal business hours, but we have an existing contractual relationship with the patient's insurance carrier. In such cases, we provide the patient with sufficient drugs and services to last until the next business day, when the patient's insurance coverage can be verified.

Sales and Marketing

        Our sales and marketing efforts focus on three primary objectives: (1) building new relationships and expanding existing contracts with managed care organizations and other payors or pharmacy benefit managers; (2) establishing, maintaining and strengthening relationships with key opinion leaders, physicians and other prescribers; and (3) maintaining existing and developing new relationships with pharmaceutical manufacturers to gain distribution access as they release new products or improved products. Our national and regional sales directors focus primarily on establishing and expanding our contracts with managed care organizations, while our local account managers focus on maximizing value from these contracts by developing and maintaining relationships with local and regional referral sources, such as physicians, hospital discharge planners, other hospital personnel, health maintenance organizations, preferred provider organizations or other managed care organizations, and insurance companies. In addition, we have a dedicated sales force, through a combination of internal (phone sales) and external (field sales) team members for scalability and efficiency, focused on maintaining and expanding our relationships with biotechnology drug manufacturers to establish our position as an exclusive, semi-exclusive or participating provider. As of December 31, 2014, we had 88 sales employees, including 60 internal and 28 external team members.

Information Technology

        Our information technology centers around a custom-developed scalable patient care system that provides real-time prescription and patient care status to us, prescribers and contracted partners. Our technology allows us to track and report industry standard metrics on call centers, dispensing, adherence, length of therapy, and persistency. We can also provide HIPAA compliant reports that contain inventory data, prescription status, persistency, compliance, discontinuation, and payor data. In addition to reporting on patient and prescriber demographics, turnaround times, spend, and error reporting, we can also report on patient assessment data, clinical status, and other monitoring parameters. We have invested significantly in information technology in recent years to position us to improve cost efficiencies among us and our constituents and to provide additional services regarding the de-identified data we accumulate to take greater advantage of our relationships with data-driven pharmaceutical manufacturers. In 2014, we determined to in-source a substantial portion of our information technology development. We also use an off-the-shelf pharmacy software system for purposes of transmitting claims to payors.

Competition

        There are a significant number of competitors that distribute specialty pharmacy drugs and provide related services, some of which have greater resources than we do. Our competitors include: pharmacy benefit managers; retail pharmacy chains and independent retail pharmacies; health plans; national, regional and niche specialty pharmacies; specialty infusion therapy companies; physician practices and hospital systems; and group purchasing organizations.

        We are currently the largest independent specialty pharmacy in the U.S., with a 3% overall market share (based on 2014 revenues from pharmacy-dispensed specialty drugs). The three largest specialty pharmacies are Express Scripts, CVS Caremark and Walgreens. We understand that a number of other traditionally non-specialty pharmacies with significant resources are attempting to build, acquire or partner with specialty pharmacies due to the double-digit growth anticipated in spending on specialty prescription drugs compared to low to mid single digit growth in spending on traditional prescription drugs. There are also many smaller specialty pharmacies and other entities in the healthcare industry that provide limited specialty pharmacy services that compete with us to a lesser extent. Some of these smaller entities, however, may be able to invest significant resources, through acquisition or otherwise, to compete with us on a larger scale.

        Many of the retail pharmacies to which we provide patient management services may in the future acquire a competing specialty pharmacy business or start their own specialty pharmacy business and thereby become our competitors. In addition, many of our pharmacy benefit management customers have their own specialty pharmacy businesses, and to the extent certain of our products can be obtained internally, these customers could cease doing business with us.

Governmental Regulation

        The healthcare industry is subject to extensive regulation by a number of governmental entities at the federal, state and local level. The industry is also subject to frequent regulatory change. Laws and regulations in the healthcare industry are extremely complex and, in many instances, the industry does not have the benefit of significant regulatory or judicial interpretation. Moreover, our business is impacted not only by those laws and regulations that are directly applicable to us but also by certain laws and regulations that are applicable to our managed care and other clients. If we fail to comply with the laws and regulations directly applicable to our business, we could suffer civil and/or criminal penalties, and we could be excluded from participating in Medicare, Medicaid and other federal and state healthcare programs, which would have an adverse impact on our business.

  Professional Licensure

        Pharmacists, nurses, and certain other healthcare professionals employed by us are required to be individually licensed or certified under applicable state law. We perform criminal, government exclusion and other background checks on employees and take steps to ensure that our employees possess all necessary licenses and certifications, and we believe that our employees comply in all material respects with applicable licensure laws.

  Pharmacy Licensing and Registration

        State laws require that each of our pharmacy locations be appropriately licensed and/or registered to dispense pharmaceuticals in that state. We are licensed in all states that require such licensure and believe that we substantially comply with all state licensing laws applicable to our business. Where required by law, we also have pharmacists licensed in all states in which we dispense.

        Laws enforced by the U.S. Drug Enforcement Administration, as well as some similar state agencies, require our pharmacy locations to individually register in order to handle controlled substances, including prescription pharmaceuticals. A separate registration is required at each principal place of business where we dispense controlled substances. Federal and state laws also require that we follow specific labeling, reporting and record-keeping requirements for controlled substances. We maintain U.S. Drug Enforcement Administration registrations for each of our facilities that require such registration and follow procedures intended to comply with all applicable federal and state requirements regarding controlled substances.

  Food, Drug and Cosmetic Act

        Certain provisions of the federal Food, Drug and Cosmetic Act govern the handling and distribution of pharmaceutical products. This law exempts many pharmaceuticals and medical devices from federal labeling and packaging requirements as long as they are not adulterated or misbranded and are dispensed in accordance with and pursuant to a valid prescription. We believe that we comply with all applicable requirements.

  Fraud and Abuse Laws—Anti-Kickback Statute

        The federal Anti-Kickback Statute prohibits individuals and entities from knowingly and willfully paying, offering, receiving, or soliciting money or anything else of value in order to induce the referral of patients or to induce a person to purchase, lease, order, arrange for, or recommend services or goods covered by Medicare, Medicaid, or other government healthcare programs. The federal courts have held that an arrangement violates the Anti-Kickback Statute if any one purpose of the remuneration is to induce the referral of patients covered by the Medicare or Medicaid programs, even if another purpose of the payment is to compensate an individual for rendered services. The Anti-Kickback Statute is broad and potentially covers many standard business arrangements. Violations can lead to significant penalties, including criminal fines of up to $25,000 per violation and/or five years imprisonment, civil monetary penalties of up to $50,000 per violation plus treble damages, and/or exclusion from participation in Medicare, Medicaid, and other federal government healthcare programs. In an effort to clarify the conduct prohibited by the Anti-Kickback Statute, the Office of the Inspector General of the United States Department of Health and Human Services has published regulations that identify a limited number of safe harbors. Business arrangements that satisfy all of the elements of a safe harbor are immune from criminal enforcement or civil administrative actions. The Anti-Kickback Statute is an intent based statute and the failure of a business relationship to satisfy all of the elements of a safe harbor does not in and of itself mean that the business relationship violates the Anti-Kickback Statute. The Office of the Inspector General, in its commentary to the safe harbor regulations, has recognized that many business arrangements that do not satisfy a safe harbor nonetheless operate without the type of abuses the Anti-Kickback Statute is designed to prevent. We attempt to structure our business relationships to satisfy an applicable safe harbor. However, in those situations where a business relationship does not fully satisfy the elements of a safe harbor, or where no safe harbor exists, we attempt to satisfy as many elements of an applicable safe harbor as possible. The Office of the Inspector General is authorized to issue advisory opinions regarding the interpretation and applicability of the Anti-Kickback Statute, including whether an activity constitutes grounds for the imposition of civil or criminal sanctions. We have sought advisory opinions regarding future business relationships prior to execution, and may do so in the future.

        A number of states have statutes and regulations that prohibit the same general types of conduct as those prohibited by the Anti-Kickback Statute described above. Some state anti-fraud and anti-kickback laws apply only to goods and services covered by Medicaid. Other state anti-fraud and anti-kickback laws apply to all healthcare goods and services, regardless of whether the source of payment is governmental or private. Where applicable, we attempt to structure our business relationships to comply with these statutes and regulations.

  Fraud and Abuse Laws—False Claims Act

        We are subject to state and federal laws that govern the submission of claims for reimbursement. These laws generally prohibit an individual or entity from knowingly and willfully presenting a claim or causing a claim to be presented for payment from a federal healthcare program that is false or fraudulent. The standard for "knowing and willful" may include conduct that amounts to a reckless disregard for the accuracy of information presented to payors. Penalties under these statutes include substantial civil and criminal fines, exclusion from the Medicare or Medicaid programs and imprisonment. One of the most prominent of these laws is the federal False Claims Act, which may be enforced by the federal government directly or by a private plaintiff by filing a qui tam lawsuit on the government's behalf. Under the False Claims Act, the government and private plaintiffs, if any, may recover monetary penalties in the amount of $5,500 to $11,000 per false claim, as well as an amount equal to three times the amount of damages sustained by the government as a result of the false claim. A number of states, including states in which we operate, have adopted their own false claims statutes as well as statutes that allow individuals to bring qui tam actions. In recent years, federal and state government authorities have launched several initiatives aimed at uncovering practices that violate false claims or fraudulent billing laws, and they have conducted numerous investigations of pharmaceutical manufacturers, PBMs, pharmacies and health care providers with respect to false claims, fraudulent billing and related matters. We believe that we have procedures in place to ensure the accuracy of our claims.

  Ethics in Patient Referrals Law—Stark Law

        The federal Stark Law generally prohibits a physician from making referrals for certain Designated Health Services, reimbursable by Medicare or Medicaid, to entities with which the physician or an immediate family member has a financial relationship, unless an exception applies. A financial relationship is generally defined as an ownership, investment or compensation relationship. Designated Health Services include, but are not limited to, outpatient pharmaceuticals, parenteral and enteral nutrition products, home health services, durable medical equipment, physical and occupational therapy services, and inpatient and outpatient hospital services. Among other sanctions, a civil monetary penalty of up to $15,000 may be imposed for each bill or claim for a service a person knows or should know is for a service for which payment may not be made due to the Stark Law. Such persons or entities are also subject to exclusion from the Medicare and Medicaid programs. Any person or entity participating in a circumvention scheme to avoid the referral prohibitions is liable for a civil monetary penalty of up to $100,000. A $10,000 fine may be imposed for failure to comply with reporting requirements regarding an entity's ownership, investment and compensation arrangements for each day for which reporting is required to have been made under the Stark Law.

        The Stark Law is a broad prohibition on certain business relationships, with detailed exceptions. However, unlike the Anti-Kickback Statute under which an activity may fall outside a safe harbor and still be lawful, a referral for Designated Health Services that does not fall within an exception is strictly prohibited by the Stark Law. We attempt to structure all of our relationships with physicians who make referrals to us in compliance with an applicable exception to the Stark Law.

        In addition to the Stark Law, many of the states in which we operate have comparable restrictions on the ability of physicians to refer patients for certain services to entities with which they have a financial relationship. Certain of these state statutes mirror the Stark Law while others may be more restrictive. We attempt to structure all of our business relationships with physicians to comply with any applicable state self-referral laws.

  HIPAA and Other Privacy and Confidentiality Legislation

        Our activities involve the receipt, use and disclosure of confidential health information, including disclosure of the confidential information to a customer's health benefit plan, as permitted in accordance with applicable federal and state privacy laws. In addition, we use and disclose de-identified data for analytical and other purposes. Many state laws restrict the use and disclosure of confidential medical information, and similar new legislative and regulatory initiatives are underway at the state and federal level.

        HIPAA imposes extensive requirements on the way in which healthcare providers that engage in certain actions covered by HIPAA, as well as healthcare clearinghouses (each known as "covered entities") and the persons or entities that create, receive, maintain, or transmit protected health information ("PHI") on behalf of covered entities (known as "business associates") and their use, disclosure and safeguarding of PHI, including requirements to protect the integrity, availability and confidentiality of electronic PHI. Many of these obligations were expanded under HITECH, passed as part of the American Recovery and Reinvestment Act of 2009. In January 2013, the Office for Civil Rights of HHS issued a final rule under HITECH that makes significant changes to the privacy, security, breach notification and enforcement regulations promulgated under HIPAA (the "Final Omnibus Rule"), and which generally took effect in September 2013. The Final Omnibus Rule enhances individual privacy protections, provides individuals new rights to their health information and strengthens the government's ability to enforce HIPAA.

        The privacy regulations (the "Privacy Rule") issued by the Office of Civil Rights pursuant to HIPAA give individuals the right to know how their PHI is used and disclosed, as well as the right to access, amend and obtain information concerning certain disclosures of PHI. Covered entities, such as pharmacies and health plans, are required to provide a written Notice of Privacy Practices to individuals that describes how the entity uses and discloses PHI, and how individuals may exercise their rights with respect to their PHI. For most uses and disclosures of PHI other than for treatment, payment, healthcare operations, and certain public policy purposes, HIPAA generally requires that covered entities obtain a valid written individual authorization. In most cases, use or disclosure of PHI must be limited to the minimum necessary to achieve the purpose of the use or disclosure. The Final Omnibus Rule modifies the content of Notice of Privacy Practices in significant ways, requiring, among other things, statements informing individuals of their rights to receive notifications of any breaches of unsecured PHI and to restrict disclosures of PHI to a health plan where the individual pays out of pocket.

        We are a covered entity under HIPAA in connection with our operation of specialty service pharmacies. To the extent that we provide services other than as a covered entity and we perform a function or activity, or provide a service to, a covered entity that involves PHI, the covered entity may be required to enter into a business associate agreement with us. Business associate agreements mandated by the Privacy Rule create a contractual obligation for us, as a business associate, to perform our duties for the applicable covered entity in compliance with the Privacy Rule. In addition, HITECH subjects us to certain aspects of the Privacy Rule and the HIPAA security regulations when we act as a business associate, including imposing direct liability on business associates for impermissible uses and disclosures of PHI and the failure to disclose PHI to the covered entity, the individual or the individual's designee (as specified in the business associate agreement), as necessary to satisfy a covered entity's obligations with respect to an individual's request for an electronic copy of PHI. The Final Omnibus Rule also extends the business associate provisions of the HIPAA Rules to subcontractors where the function, activity, or service delegated by the business associate to the subcontractor involves the creation, receipt, maintenance, or transmission of PHI. As such, business associates are required to enter into business associate agreements with subcontractors for services involving access to PHI and may be subject to civil monetary penalties for the acts and omissions of their subcontractors.

        Importantly, the Final Omnibus Rule greatly expands the types of product- and service-related communications to patients or enrollees that will require individual authorizations by requiring individual authorization for all treatment and health care operations communications where the covered entity receives payment in exchange for the communication from or on behalf of a third- party whose product or service is being described. While the Office of Civil Rights has established limited exceptions to this rule where individual authorization is not required, the marketing provisions finalized in the Final Omnibus Rule could potentially have an adverse impact on our business and revenues.

        If we fail to comply with HIPAA or our policies and procedures are not sufficient to prevent the unauthorized disclosure of PHI, we could be subject to liability, fines and lawsuits under federal and state privacy laws, consumer protection statutes and other laws. Criminal penalties and civil sanctions may be imposed for failing to comply with HIPAA standards either as a covered entity or business associate, and these penalties and sanctions have significantly increased under HITECH. In addition to imposing potential monetary penalties, HITECH also requires the Office of Civil Rights to conduct periodic compliance audits and empowers state attorneys general to bring actions in federal court for violations of HIPAA on behalf of state residents harmed by such violations. Several such actions have already been brought against both covered entities and at least one business associate, and continued enforcement actions are likely to occur in the future.

        The transactions and code sets regulation promulgated under HIPAA requires that all covered entities that engage in certain electronic transactions, directly or through a third-party agent, use standardized formats and code sets. We, in our role as a business associate of a covered entity, must conduct such transactions in accordance with such transaction rule and related regulations that require the use of operating rules in connection with HIPAA transactions. We, in our role as a specialty pharmacy operator, must also conduct such transactions in accordance with such regulations or engage a clearinghouse to process their covered transactions. HHS promulgated a National Provider Identifiers ("NPI") Final Rule which requires covered entities to utilize NPIs in all standard transactions. NPIs replaced NABP numbers for pharmacies, Drug Enforcement Agency numbers for physicians and similar identifiers for other health care providers for purposes of identifying providers in connection with HIPAA standard transactions. Covered entities may be excluded from federal health care programs for violating the Transaction Rule.

        The security regulations issued pursuant to HIPAA mandate the use of administrative, physical and technical safeguards to protect the confidentiality of electronic PHI. Such security rules apply to covered entities and business associates.

        We must also comply with the "breach notification" regulations, which implement provisions of HITECH. In the case of a breach of "unsecured PHI," covered entities must promptly notify affected individuals and the HHS Secretary, as well as the media in cases where a breach affects more than 500 individuals. Breaches affecting fewer than 500 individuals must be reported to the HHS Secretary on an annual basis. The regulations also require business associates of covered entities to notify the covered entity of such breaches by the business associate.

        Final regulations governing the accounting of disclosures are forthcoming. The applicable proposed rule, if finalized, would require covered entities to develop systems to monitor and record (1) which of their employees and business associates access an individual's electronic PHI contained in a designated record set, (2) the time and date access occurs, and (3) the action taken during the access session (e.g., modification, deletion, viewing). The final regulations could impose significant burdens on covered entities and business associates.

        The Health Care Reform Laws require the Secretary of HHS to develop new health information technology standards that could require changes to our existing software products. For example, the statute requires the establishment of interoperable standards and protocols to facilitate electronic enrollment of individuals in federal and state health and human services programs and provides the government with authority to require incorporation of these standards and protocols in health information technology investments as a condition of receiving federal funds for such investments.

        HIPAA generally preempts state laws, except when state laws are more protective of PHI or are more restrictive than HIPAA requirements. Therefore, to the extent states continue to enact more protective or restrictive legislation, we could be required to make significant changes to our business operations. In addition, independent of any statutory or regulatory restrictions, individual health plan clients could increase limitations on our use of medical information, which could prevent us from offering certain services.

  Medicare Part D

        The Medicare Part D program, which makes prescription drug coverage available to eligible Medicare beneficiaries, regulates various aspects of the provision of Medicare drug coverage, including enrollment, formularies, pharmacy networks, marketing, and claims processing. The Centers for Medicare & Medicaid Services ("CMS") has imposed restrictions and consent requirements for automatic prescription delivery programs, and further limited the circumstances under which Medicare Part D plans may recoup payments to pharmacies for claims that are subsequently determined not payable under Medicare Part D. CMS sanctions for non-compliance may include suspension of enrollment and even termination from the program.

        The Medicare Part D program has undergone significant legislative and regulatory changes since its inception, including changes made by the ACA.

        Medicare Part D continues to attract a high degree of legislative and regulatory scrutiny, and applicable government rules and regulations continue to evolve. For example, CMS may issue regulations that limit the ability of Medicare Part D plans to establish preferred pharmacy networks. Accordingly, it is possible that legislative and regulatory developments and regulatory oversight could materially affect our Medicare Part D business or profitability.

  Health Reform Legislation

        Congress passed major health reform legislation, including the Patient Protection and Affordable Care Act in 2010, referred to in this document as ACA. This legislation affects virtually every aspect of health care in the country. In addition to establishing the framework for every individual to have health coverage beginning in 2014, ACA enacted a number of significant health care reforms. While not all of these reforms affect our business directly, many affect the coverage and plan designs that are or will be provided by many of our health plan clients. As a result, these reforms could indirectly impact many of our services and business practices, and, in many other cases, directly impact our services and business practices. Given that certain regulations implementing ACA are still being finalized and that ongoing sub-regulatory guidance is still being issued, there is considerable uncertainty as to its full impact on our Company.

  Managed Care Reform

        In addition to health reforms enacted by ACA, proposed legislation has been considered at the state level, and legislation has been enacted in several states, aimed primarily at providing additional rights and access to drugs to individuals enrolled in managed care plans. This legislation may impact the design and implementation of prescription drug benefit plans sponsored by our PBM health plan clients and/or the services we provide to them. Both the scope of the managed care reform proposals considered by state legislatures and reforms enacted by states to date vary greatly, and the scope of future legislation that may be enacted is uncertain.

Accreditations

        We have and maintain the following accreditations:

  •
  Accreditation Commission for Health Care.  We hold both a pharmacy infusion and a DMEPOS accreditation, effective July 21, 2011 from the Accreditation Commission for Health Care. Under such accreditation, the Accreditation Commission for Health Care reviews and assesses our activities as a pharmacy and a DMEPOS supplier for external infusion pumps and supplies. Areas of focus include infusion pharmacy business, infusion pharmacy continuum of care, intravenous drug mixture preparation, administration, therapy monitoring, and client/patient counseling and education, among other aspects of our business.

  •
  American Society of Health-System Pharmacists.  We hold a post-graduate year one pharmacy residency accreditation effective as of June 20, 2012 from the American Society of Health-System Pharmacists. The American Society of Health-System Pharmacists reviews and evaluates our residency training program against established criteria to ensure the pharmacy residents are properly trained. The American Society of Health-System Pharmacists is a nationally recognized non-profit pharmacy association that has been accrediting pharmacy residency programs for over 50 years.

  •
  URAC.  As of January 1, 2013, we received our URAC specialty pharmacy accreditation, a nationally recognized and rigorous accreditation that includes a thorough review of documentation, an on-site survey for verifying compliance standards, and final review by the URAC Accreditation and executive committees.

  •
  National Association of Boards of Pharmacy.  Effective May 13, 2013, we are a verified-accredited wholesale distributor. This accreditation is designed for compliance with state and federal laws, and for purposes of preventing counterfeit drugs from entering into the United States, and to protect patients from below quality drug distribution by employing security and best practice standards for wholesale drug distribution. Effective July 23, 2012, we became a National Association of Boards of Pharmacy accredited DMEPOS provider, and we have submitted our application to become a verified internet pharmacy practice site with the National Association of Boards of Pharmacy.

  •
  Verified Internet Pharmacy Practice Sites.  We hold a Verified Internet Pharmacy Practice Sites accreditation, effective January 7, 2015 through January 6, 2018, from National Association of Boards of Pharmacy. Verified Internet Pharmacy Practice Sites accreditation certifies that we comply with the licensing and inspection requirements of our state and each state to which we dispense pharmaceuticals. In addition, displaying the Verified Internet Pharmacy Practice Sites seal demonstrates National Association of Boards of Pharmacy compliance with Verified Internet Pharmacy Practice Sites criteria including patient rights to privacy, authentication and security of prescription orders, adherence to a recognized quality assurance policy, and provision of meaningful consultation between patients and pharmacists.

Intellectual Property

        We rely on a combination of copyright, trademark and trade secret laws, in addition to contractual restrictions, to establish and protect our proprietary rights. We have registered and/or applied to register a variety of our trademarks and service marks used throughout our business. DIPLOMAT SPECIALTY PHARMACY® and DIPLOMAT®, among others, are service marks registered with the U.S. Patent Trademark Office. We believe that our trade names are becoming increasingly recognized by many referral sources as representing a reliable, cost-effective source of specialty pharmacy services. We are not aware of any facts that could materially impact our continuing use of any of our intellectual property.

Employees

        As of December 31, 2014, we employed approximately 1,055 persons on a full-time basis and approximately 25 persons on a part-time basis. In addition, of our employees, approximately 365 were corporate personnel and approximately 715 were clinically focused. The majority of our part-time employees are clinicians due to the nature and timing of the services we provide. None of our employees are covered by collective bargaining agreements.

Executive Officers of the Registrant

        The following table sets forth information regarding our executive officers (ages as of December 31, 2014):

Name	Age	Position
Philip R. Hagerman	62	Chief Executive Officer, Chairman of the Board of Directors
Sean M. Whelan	44	Chief Financial Officer, Secretary/Treasurer, Director
Gary W. Kadlec	66	President, Director
Jeffrey M. Rowe	59	Executive Vice President—Operations, Director
Atheer A. Kaddis	46	Senior Vice President—Sales & Business Development, Director

        Set forth below are the biographies of our executive officers.

        Philip R. Hagerman, RPh, has served as our Chief Executive Officer, a director and the Chairman of the Board of Directors since 1991. Mr. Hagerman co-founded the Company with his father in 1975.

        Sean M. Whelan, CPA, has served as our Chief Financial Officer since December 2010, our Secretary and Treasurer since January 2012, and a director since February 2012. Prior to joining Diplomat, from 2007 to 2010, he served as Chief Financial Officer of InfuSystem Holdings, Inc. (INFU), a publicly traded healthcare services company located in Madison Heights, Michigan. While there, Mr. Whelan played an instrumental role in ensuring InfuSystem's success in diverse areas such as profitable revenue growth, capital markets, debt raising, and acquisition and integration. He also oversaw the Information Technology and Human Resources organizations during periods of rapid growth. Prior to joining InfuSystem, from 1996 through 2007, Mr. Whelan held senior finance positions with Ford Motor Company, including service as accounting director for Automotive Components Holdings, LLC, a Ford subsidiary, where he had direct oversight, and financial and divestiture responsibility for the $5.0 billion entity.

        Gary W. Kadlec has served as our President since June 2012, and as a director of the Company since February 2013. From 2004 through 2007, Mr. Kadlec was the Chief Operating Officer, and from 2007 to 2011, the Chief Executive Officer and President, of excelleRx, an Omnicare company based in Philadelphia, Pennsylvania, specializing in medication therapy management. Mr. Kadlec fulfilled a one-year non-compete commitment to excelleRx/Omnicare before joining Diplomat. Prior to his time at excelleRx, Mr. Kadlec served as President of Specialized Pharmacy Services in Livonia, Michigan, from

1976 until it was acquired by Omnicare, Inc. in 1995. Mr. Kadlec then served as Regional and then Senior Regional Vice President of Omnicare until 2004.

        Jeffrey M. Rowe, RPh, has served as our Executive Vice President, Operations, since 2012. Prior to that Mr. Rowe served as Vice President of Operations since 2006 and as a director of the Company since 2005. Mr. Rowe joined Diplomat in 1993 as a staff pharmacist concentrating on building the Company's compounding and complementary services. He served as our Pharmacy Manager from 1997 to 2006. Before joining Diplomat, Mr. Rowe owned two successful independent pharmacies.

        Atheer A. Kaddis, PharmD, has served as our Senior Vice President, Sales and Business Development, since July 2012, and as a director of the Company since February 2013. Dr. Kaddis previously served as the Company's Vice President, Managed Markets, from October 2007 to July 2012. Before joining Diplomat, from April 2000 to October 2007, Dr. Kaddis served as Director of Pharmacy Services Clinical at Blue Cross Blue Shield of Michigan, where his responsibilities included formulary development, clinical program development, utilization management programs, specialty pharmacy programs, and pay for performance programs. His other prior experience includes service as a staff pharmacist at William Beaumont Hospital, a clinical oncology specialist at Grace Hospital, a Clinical Program Manager for the Ford Motor Company account at Blue Cross Blue Shield of Michigan and an Associate Director in Clinical Account Management at Merck-Medco (now part of Express Scripts).

Available information

        Our Internet address is www.diplomat,is and our investor relations website is located at http://ir.diplomat.is. We make available free of charge on our investor relations website under the heading "Financial and Filings" our Annual Reports on 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports as soon as reasonably practicable after such materials are electronically filed with (or furnished to) the SEC. Information contained on our websites is not incorporated by reference into this Annual Report on Form 10-K. In addition, the SEC maintains an Internet site, www.sec.gov, that includes filings of and information about issuers that file electronically with the SEC.

ITEM 1A.    RISK FACTORS

        Our business, prospects, financial condition or operating results could be materially adversely affected by any of the risks and uncertainties set forth below, as well as in any amendments or updates reflected in subsequent filings with the SEC. In assessing these risks, you should also refer to the other information contained in this Annual Report on Form 10-K, including our consolidated financial statements and related notes.

Risks Related to Our Business and Industry

Our failure to anticipate or appropriately adapt to changes or trends within the specialty pharmacy industry could have a significant negative impact on our ability to compete successfully.

        The specialty pharmacy industry is growing and evolving rapidly. Any significant shifts in the structure of the specialty pharmacy industry or the healthcare products and services industry in general could alter the industry dynamics and adversely affect our ability to attract or retain customers. These changes or trends could result from, among other things, a large intra- or inter-industry merger, a new entrant in the specialty pharmacy business, changes in the distribution model for specialty drugs, a slowdown in the biotechnology pharmaceutical pipeline in our areas of expertise, consolidation of shipping carriers or the necessary changes or unintended consequences of the federal Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (the "Health Reform Laws") or future regulatory changes. Our failure to anticipate or appropriately adapt to any of these changes or trends, none of which are within our control, could have a significant negative impact our competitive position and materially adversely affect our business.

Significant and increasing pressure from third-party payors to limit reimbursements and the impact of high cost specialty drugs could materially adversely impact our profitability, results of operations and financial condition.

        The continued efforts of health maintenance organizations, managed care organizations, pharmacy benefit managers, government programs (such as Medicare, Medicaid and other federal and state funded programs) and other third-party payors to limit pharmacy reimbursements may adversely impact our profitability. While manufacturers have increased the price of drugs, payors have generally decreased reimbursement rates as a percentage of drug cost. We expect pricing pressures from third-party payors to continue given the high and increasing costs of specialty drugs. Given the significant competition in the industry, we have limited bargaining power to counter payor demands for reduced reimbursement rates. If a significant number of patients cannot afford to cover the portions of specialty drug costs not covered by payors as a result of limited reimbursements, and we are unable to find other sources of funding for such patients, those patients may not fill their prescriptions and our revenues and business could be adversely affected.

        In response to rising specialty drug prices, payors may also demand that we provide additional services, enhanced service levels and other cost savings to help mitigate the increase in drug costs. Additional services with minimal or no service fees would adversely impact our profitability and data-management technology and software make it challenging for us to prove specific cost savings to payors. Our inability or failure to demonstrate cost efficiencies could adversely impact a payor's willingness to engage us, exclusively or at all, as a specialty pharmacy in the face of rising drug costs.

Changes in reimbursement rates from Medicare and Medicaid for the services we provide may cause our revenue and profitability to decline.

        Reimbursement from government programs are subject to statutory and regulatory requirements, administrative rulings, interpretations of policy, implementation of reimbursement procedures, retroactive payment adjustments, governmental funding restrictions, changes to existing legislation, and the enactment of new legislation, all of which may materially affect the amount and timing of reimbursement payments to us. Changes to the way Medicare and Medicaid pay for our services may reduce our revenue and profitability on services provided to Medicare and Medicaid patients and increase our working capital requirements.

        Since its inception in 2006, Medicare Part D has resulted in increased utilization and decreased pharmacy gross margin rates as higher margin business, such as cash and state Medicaid customers, migrated to Medicare Part D coverage. Further, as a result of the Affordable Care Act and changes to Medicare Part D, such as the elimination in 2013 of the tax deductibility of the retiree drug subsidy payment received by sponsors of retiree drug plans, our pharmacy benefit manager clients could decide to discontinue providing prescription drug benefits to their Medicare-eligible members. To the extent this occurs, the adverse effects of increasing customer migration into Medicare Part D may outweigh the benefits we realize from growth of our Medicare Part D business.

If our relationship with any of our key pharmaceutical manufacturers deteriorates, or if we are unable to create new significant relationships with other pharmaceutical manufacturers, we could lose all or a significant portion of our access to existing and future specialty drugs.

        In recent years, an increasing number of pharmaceutical manufacturers have attempted to significantly limit the number of pharmacies that may dispense their drugs. Out of a total of approximately 60,000 traditional and specialty pharmacies, these manufacturers increasingly limit access to their drugs to anywhere from one to 20 specialty pharmacies, to ensure they can manage a drug's rollout, obtain real time data and confirm the unique patient population's receipt of the necessary services and support to remain adherent. There are a number of limited distribution drugs to which we do not have access. In addition to directly providing significant revenues, access to limited distribution drugs provides us with significant competitive advantages in developing relationships with payors and physicians, and our failure to continue obtaining access to new limited distribution pharmaceuticals or losing our current access could have a material and adverse impact on our business.

        We obtain access to limited distribution drugs primarily from small to mid-size biotechnology companies, many of whom are bringing their first or second drug to market. We incur significant expense and time, and opportunity cost, to educate and assist emerging small and mid-size biotechnology manufacturers in bringing these products to the marketplace without any guarantee of a successful drug launch or future sales. The failure to monetize these relationships could adversely impact our profitability and our prospects.

        We also provide a significant amount of direct and indirect services for the benefit of our pharmaceutical manufacturer customers and our patients in order to get access to specialty drugs, and our failure to provide services at optimal quality could result in losing access to existing and future drugs. In addition, we incur significant costs in providing these services and receive minimal service fees in return. If pharmaceutical manufacturers require significant additional services and products to obtain access to their drugs without a corresponding increase in service fees paid to us, our profitability could be adversely impacted.

We have limited contractual protections with pharmaceutical manufacturers and wholesalers that supply us with most of the pharmaceuticals that we distribute.

        We dispense specialty pharmaceuticals that are supplied to us by a variety of manufacturers and wholesalers, many of which are our only source of that specific pharmaceutical. Our contracts with pharmaceutical manufacturers and wholesalers often provide us with, among other things:

  •
  discounts on drugs we purchase to be dispensed from our specialty pharmacies;

  •
  rebates and service fees; and

  •
  access to limited distribution specialty pharmaceuticals.

Our contracts with pharmaceutical manufacturers and wholesalers are generally for three years and are terminable on reasonably short notice by either party before or after the contract term. In addition, our contracts with wholesalers provide for purchase money security interests in products sold. If several of these contractual relationships are terminated or materially altered by the pharmaceutical manufacturers or wholesalers or we are otherwise unable to renew these contracts or enter into similar contracts on favorable terms we could lose a major source of the pharmaceuticals we dispense.

Our revenues, profitability and cash flows may be negatively impacted if safety risks of a specialty drug are publicized or if a specialty drug is withdrawn from the market due to manufacturing or other issues.

        Physicians may significantly reduce the numbers of prescriptions for a specialty drug with safety concerns or manufacturing issues. Additionally, negative press regarding a drug with a higher safety risk profile may result in reduced global consumer demand for such drug. Decreased utilization and demand of a specialty drug we distribute could materially and adversely impact our volumes, net revenues, profitability and cash flows.

Many healthcare companies have a presence in the specialty pharmacy market, and we expect a significant increase in competition due to high growth anticipated in specialty drug spending, which could have a material and adverse impact on our business.

        There are a significant number of competitors that provide one or more comprehensive services, including distribution, with respect to specialty pharmacy drugs, some of whom have greater resources than we do, including: pharmacy benefit managers; retail pharmacy chains and independent retail pharmacies; health plans; national, regional and niche specialty pharmacies; home and specialty infusion therapy companies; physician practices and hospital systems and group purchasing organizations.

        We are currently the largest independent specialty pharmacy in the U.S., with a 3% overall market share (based on 2014 revenues from pharmacy-dispensed specialty drugs). The three leading specialty pharmacies, which operate as divisions within each of Express Scripts, CVS Caremark and Walgreens, have significantly greater market share, resources and purchasing power than we do, and Express Scripts and CVS Caremark also benefit from their services as pharmacy benefit managers to a number of healthcare organizations. As we increase in scale and market share, we expect more direct competition for certain drugs, payor and patient access, and services from these three companies.

        Further, a number of other traditional pharmacies with significant resources are attempting to build, acquire or partner with specialty pharmacies due to the double-digit growth anticipated in spending on specialty prescription drugs compared to low to negative growth in spending on traditional prescription drugs. There are also many smaller specialty pharmacies and other entities in the healthcare industry that provide limited specialty pharmacy services; while such entities presently compete with us to a lesser extent, they may be able to invest significant resources, through acquisition or otherwise, to compete with us on a larger scale.

        Moreover, many of the retail pharmacies to which we provide patient management services may in the future acquire a competing specialty pharmacy business or start their own specialty pharmacy business and thereby become our competitors. In addition, many of our pharmacy benefit management customers have their own specialty pharmacy businesses, and to the extent certain of our products can be obtained internally, these customers could cease to do business with us. Our failure to maintain and expand relationships with payors and pharmacy benefit management companies, who can effectively determine the pharmacy source for their members, could materially and adversely affect our competitive position and prospects.

        Any increase in competition noted above could significantly increase the competition for limited distribution drugs, reduce gross profit, and otherwise materially adversely affect our business, results of operations, financial condition and prospects.

Our ability to grow our specialty pharmacy business could be limited if we do not expand the number of drugs and treatments we offer or if we lose even a small percentage of our existing patients.

        Our specialty pharmacy business focuses on complex and high cost medications that serve a relatively small patient population. Due to the limited patient populations utilizing the medications that our specialty pharmacy business handles, our future growth relies, in part, on expanding our base of drugs or penetration in certain treatment categories. Further, given our relatively high net sales and gross profit per prescription dispensed, a small percentage decrease in our patient base or reduction in demand for any reason for the medications we currently dispense could have a material adverse effect on our business.

We generate a significant amount of revenue from certain specialty drugs we dispense.

        Our three largest revenue producing specialty drugs we dispense represented 28%, 35% and 40% of our revenues in 2014, 2013 and 2012, respectively, and our ten largest revenue producing specialty drugs we dispense represented 54%, 57% and 63% of our revenues in 2014, 2013 and 2012, respectively. In addition, although the mix of our highest volume specialty drugs fluctuates historically, our two largest revenue producing specialty drugs have not changed in the past three years. In the event that the use of these specialty drugs were to decline due to clinical ineffectiveness or as a result of the introduction of more effective alternatives, and we are unable to obtain access to high growth alternative specialty drugs, our revenues would be adversely affected. Loss of revenues from our three largest revenue producing specialty drugs without access to alternative high growth specialty drugs could have a material adverse effect on our revenues in the short term.

We receive a significant amount of prescription drugs from one wholesaler and one manufacturer. The loss of either of these relationships could disrupt our business and adversely impact our revenues for one or more fiscal quarters.

        Specialty drug purchases from AmerisourceBergen, a drug wholesaler, and Celgene, a pharmaceutical manufacturer, represented 57% and 15%, respectively, of cost of goods sold in 2014, and 58% and 19%, respectively, of cost of goods sold in 2013. Our contract with AmerisourceBergen has an initial term of five years expiring December 31, 2016, and can be terminated by, among other things, either party's material breach that continues for 30 days. The contract also commits us to a minimum of approximately $3.5 billion in purchase obligations over a five year period. Failure to meet this minimum would result in significant additional expense without corresponding revenues. The agreement also provides for negotiated discounts that differ by drug classification, and any permitted reclassification of products by AmerisourceBergen to a lower discount category could have an adverse impact on our gross profit. In addition, AmerisourceBergen recently entered into a long term relationship with one of the largest specialty pharmacy companies in the country, which could adversely impact our relationship with AmerisourceBergen. Our significant competitors may obtain better discounts from AmerisourceBergen or other wholesalers, which could impair our competitiveness.

        Our agreement with Celgene began July 1, 2011 and was renewed on July 21, 2013 and continues until June 30, 2016, and can be terminated by either party without cause upon 90 days' prior written notice, or earlier in the event of a material breach. Unlike the specialty drugs we purchase from AmerisourceBergen, the specialty drugs we purchase from Celgene are not available from any other source.

        The loss of either of these relationships, the failure by the suppliers to fulfill our purchase orders on a timely basis or at all, or a contractual dispute could significantly disrupt our business and adversely impact our revenues for one or more fiscal quarters. These agreements also limit our ability to distribute competing drugs, while allowing the supplier to distribute through other channels.

Consolidation in the healthcare industry could materially adversely affect our business, financial condition and results of operations.

        Many healthcare industry participants are consolidating to create integrated healthcare delivery systems with significant market power and we expect such trend to continue. As provider networks and managed care organizations consolidate, thereby decreasing the number of market participants, competition to provide products and services like ours will become more intense, and the importance of establishing relationships with key industry participants will become greater. In addition, industry participants may try to use their increased market power to negotiate price reductions for our products and services. If we are forced to reduce prices as a result of either an imbalance of market power or decreased demand for our products, revenue would be reduced and we could become significantly less profitable.

Our future success depends upon our ability to maintain and manage our rapid growth. If we are unable to manage our growth effectively, we may incur unexpected expenses and be unable to meet the demands of our customers and other constituents.

        Over the past several years our business has grown significantly, and we aim to continue to expand the scope of our operations, both organically and through strategic acquisitions. Growth in our operations will place significant demands on our management, financial and other resources. We cannot be certain that our current systems, procedures, controls, and space will adequately support expansion of our operations, and we may be unable to expand or upgrade our systems or infrastructure to accommodate future growth. Our future operating results will depend on the ability of our management and key employees to successfully maintain our independence and corporate culture, preserve the effectiveness of our high-touch patient care model, manage changing business conditions and to implement and improve our technical, administrative, financial control and reporting systems. Our inability to finance future growth, manage future expansion or hire and retain the personnel needed to manage our business successfully could have a material adverse effect on our business and prospects.

We have limited experience acquiring companies and may not be able to effectively execute our acquisition strategy or successfully integrate acquired businesses.

        We have grown organically since we were founded, but we recently completed two important acquisitions. In December 2013, we acquired AHF, which provides specialty drugs and infusion services for bleeding disorders, principally hemophilia. In June 2014, we acquired MedPro, a specialty pharmacy focused on specialty infusion including hemophilia and immune globulin.

        Any of the following risks associated with our recent acquisitions or future acquisitions, individually or in aggregate may have a material adverse effect on our business:

  •
  difficulties in realizing anticipated financial or strategic benefits of such acquisition;

  •
  diversion of capital from other uses;

  •
  potential dilution of shareholder ownership if stock is used as consideration for the acquisition or if an equity offering is completed in connection with the financing of the acquisition;

  •
  the risks related to increased indebtedness;

  •
  significant capital expenditures may be required to integrate acquisition into our operations;

  •
  disruption of our ongoing business or the ongoing acquired business, including impairment of existing relationships with our employees, distributors, suppliers, customers or other constituents or those of the acquired companies;

  •
  diversion of management's attention and other resources from current operations, including potential strain on financial and managerial controls and reporting systems and procedures;

  •
  difficulty in integrating acquired operations, including restructuring and realigning activities, personnel, technologies and products, including the loss of key employees, distributors, suppliers, customers or other constituents of the acquired businesses;

  •
  inability to realize cost savings, sales increases or other benefits that we anticipate from such acquisitions, either as to amount or in the expected time frame;

  •
  assumption of known and unknown liabilities, some of which may be difficult or impossible to quantify; and

  •
  non-cash impairment charges or other accounting charges relating to the acquired assets.

Our lack of historical experience with acquisitions make the foregoing risks especially applicable to us.

        We will continue to review strategic acquisition opportunities that will enhance our market position, expand our expertise and drug access, add value to our constituents and provide sufficient synergies. Strategic transactions, including the pursuit of such transactions, often require significant up-front costs and require significant resources and management attention. These significant up-front costs related to the assessment, due diligence, negotiation and execution of the transaction. We may also incur additional costs to retain key employees as well as transaction fees and costs related to executing our integration plans.

        For additional information regarding risks relating to our pending acquisition of BioRx, see "—Risks Related to Our Pending Acquisition of BioRx."

Our operating results may fluctuate significantly, which makes our future operating results difficult to predict and could cause our operating results to fall below expectations or our guidance.

        Our quarterly and annual operating results, and in particular our revenues, have fluctuated in the past and may fluctuate significantly in the future. These fluctuations make it difficult for us to predict our future operating results. Our operating results may fluctuate due to a variety of factors, many of which are outside of our control and are difficult to predict, including the following:

  •
  the launch timing for specialty drugs;

  •
  the effect of the expiration of drug patents and the introduction of generic drugs;

  •
  the demand for the specialty drugs to which we have access;

  •
  whether our expected distribution share of drugs that come to market is properly estimated;

  •
  whether revenues and margins on sales of drugs that come to market are properly estimated;

  •
  expenditures that we will or may incur to acquire or develop additional capabilities;

  •
  the timing of increases in drug costs by the manufacturers; and

  •
  changes in the reimbursement policies of payors.

These factors, individually or in the aggregate, could result in large fluctuations and unpredictability in our quarterly and annual operating results. As a result, comparing our operating results on a period-to-period basis may not be meaningful. Investors should not rely on our past results as an indication of our future performance. This variability and unpredictability could also result in our failing to meet the expectations of industry or financial analysts or investors for any period.

The failure or disruption of our information technology systems, our information security systems and our infrastructure to support our business and to protect the privacy and security of sensitive customer and business information could materially adversely affect our business.

        Many aspects of our operations are dependent on our information systems and the information collected, processed, stored, and handled by these systems. Throughout our operations, we receive, retain and transmit certain highly confidential information, including personal health information and other data that our customers and other constituents provide to purchase products or services, enroll in programs or services, register on our websites, interact with our personnel or otherwise communicate with us. In addition, for these operations, we depend in part on the secure transmission of confidential information over public networks. Although we have not historically experienced a major systems failure or security breach, our information systems are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, security breaches including credit card information breaches, vandalism, catastrophic events and human error.

        A compromise of our information security controls or those of the businesses with whom we interact, which results in confidential information being accessed, obtained, damaged, or used by unauthorized or improper persons, could harm our reputation and expose us to regulatory actions and claims from patients, physicians and other persons, any of which could adversely affect our business, financial position, and results of operations. Moreover, a data security breach could require that we expend significant resources related to our information systems and infrastructure, and could distract management and other key personnel from performing their primary operational duties. If our information systems are damaged, fail to work properly or otherwise become unavailable, we may incur substantial costs to repair or replace them, and we may experience a loss of critical information, customer disruption and interruptions or delays in our ability to perform essential functions and implement new and innovative services. In addition, compliance with changes in privacy and information security laws and standards may result in considerable expense due to increased investment in technology and the development of new operational processes. See also "—Risks Related to Federal and State Laws and Regulations—Our business operations involve the substantial receipt and use of confidential health information concerning individuals. A failure to adequately protect such information may harm our reputation and subject us to significant liabilities, each of which could have a material adverse effect on our business."

Our failure to maintain significant relationships or build new relationships with clinical experts and key thought leaders at U.S. physician groups and universities could result in a loss of existing patients, future referrals on existing and future drugs and pharmaceutical industry data and could materially adversely impact our business and prospects.

        We have developed significant relationships with clinical experts and key opinion leaders at physician groups and universities throughout the U.S. who are focused on oncology and immunology, involved in significant research projects related to specialty drugs, and who are high-volume prescribers of specialty drugs. Our failure to provide quality and timely services to such persons and their patients could impair our relationship, which could result in a loss of existing patients, future referrals on existing and future drugs and pharmaceutical industry data (including the anticipated drug pipeline) and therefore materially adversely impact our business and prospects.

We rely heavily on a single shipping provider, and our business could be harmed if our shipping rates increase, our provider is unavailable or our provider performs poorly and we are unable to successfully replace our shipping provider.

        A substantial majority of the specialty drugs we dispense are shipped through UPS. We depend heavily on these shipping services for efficient and cost effective delivery of our products.

        The risks associated with our dependence on UPS include:

  •
  any significant increase in shipping rates, including rate increases resulting from higher fuel prices;

  •
  strikes or other service interruptions by UPS or by another carrier that could affect UPS;

  •
  spoilage of high cost drugs during shipment, since our drugs often require special handling, such as refrigeration; and

  •
  increased delivery errors by UPS, resulting in lost or stolen product.

        In the event any of the foregoing occurs and we are unable to transition efficiently and effectively to a new provider, we could incur increased costs or experience a material disruption in our operations.

A disruption in our operations could hurt our relations with our constituents and significantly impact our results of operations.

        We depend upon our contractors and vendors and on our specialty pharmacies and other facilities for the continued operation of our business. In addition, our success depends, in part, upon our telephone sales and direct marketing efforts and our ability to provide prompt, accurate and complete services to all of our constituents. Natural disasters or other catastrophic events, including hurricanes and other severe weather, terrorist attacks, power interruptions and fires could disrupt our operations and our ability to deliver our products, as well as the operations of our contractors and vendors. In the event we experience a temporary or permanent interruption in our ability to deliver our services or products, including at our corporate headquarters building, which is our primary distribution and service facility, our revenues could be reduced and our business could be materially adversely affected. In addition, any continuing disruption in either our computer system or our telephone system could adversely affect our ability to receive and process customer orders and ship products on a timely basis, and could adversely affect our relations with our customers, potentially resulting in reduction in orders or loss of customers.

We are highly dependent on our senior management and key employees. Competition for our employees is intense, and we may not be able to attract and retain the highly skilled employees that we need to support our business and our anticipated future growth.

        Our success largely depends on the skills, experience, and continued efforts of our management. In particular, our co-founder, Chief Executive Officer and Chairman of the Board of Directors, Philip Hagerman, has led our company throughout its 39-year history. Further, we intend to grow the business significantly, which will depend on our ability to continue to attract, motivate and retain highly qualified individuals in key management, pharmacist, nursing and similar roles. Competition for senior management and other key personnel is intense, and the pool of suitable candidates is limited. If we lose the services of one or more of our key employees, we may not be able to find a suitable replacement and our business could be materially adversely affected.

If a customized drug provided through our compounding services leads to significant patient injury or death, we may be exposed to significant liabilities and reputational harm.

        We provide limited compounding services. Our compounding services include the preparation of personalized medications for patients. Our compounding pharmacists work with prescribers to customize a medication to meet a patient's specific health needs. While our compounding services accounted for less than 0.5% of our revenues in each of the years ended December 31, 2014 and 2013, the risks associated with compounding could affect our overall operations. Because compounding involves the preparation of a patient-customized drug, cream, or injectable, including with respect to specific ingredients designed to increase or decrease dosage, we are exposed to a potentially large liability claim in the event that a compounded medication we prepared leads to significant patient harm or death. Such instances may also generate significant negative publicity that could harm our reputation and thereby materially affect our results of operations.

Our industry is highly litigious and future litigation or other proceedings could subject us to significant monetary damages or penalties or require us to change our business practices, which could impair our reputation and result in a material adverse effect on our business.

        We are subject to risks relating to litigation, enforcement action, regulatory proceedings, government inquiries and investigations and other similar actions in connection with our business operations, including the dispensing of pharmaceutical products by our specialty and home delivery pharmacies, claims and complaints related to the various regulations to which we are subject and services rendered in connection with our disease management activity. While we are currently not subject to any material litigation, such litigation is not unusual in our industry. Further, while certain costs are covered by insurance, we may incur uninsured costs related to the defense of such proceedings that could be material to our financial performance.

        Furthermore, unexpected volatility in insurance premiums or retention requirements or claims in excess of our insurance coverage could have a material adverse effect on our business and results of operations.

If we fail to establish and maintain effective internal control over financial reporting, our ability to produce accurate and timely financial statements could be impaired, which could adversely affect investor views of us and the value of our common stock.

        As a public company, we are required to comply with the standards adopted by the Public Company Accounting Oversight Board in compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended, regarding internal control over financial reporting. Prior to becoming a public company, we were not required to comply with the requirements of Section 404 and previously we had identified a material weakness in our internal control over financial reporting for certain financial statement periods included in this report. A "material weakness" is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The identified material weakness related to our accounting for mandatorily redeemable common stock for public reporting companies. Specifically, upon becoming subject to the applicable accounting standards of public reporting companies as of the initial filing of the Registration Statement for our initial public offering, we erroneously did not re-characterize our shares of mandatorily redeemable common stock from equity to a liability in our consolidated balance sheets, and we did not mark-to-market this liability and record additional non-operating expense in our consolidated statements of operations. Accordingly, in an amendment to the Registration Statement for our initial public offering, we restated our consolidated financial statements to appropriately account for such common stock for all periods presented. Although we have remediated the material weakness, we will not be required to make our first annual assessment of our internal control over financial reporting pursuant to Section 404 until the year following this annual report on Form 10-K filed with the SEC. Further, our independent registered public accounting firm, BDO USA, LLP, will not be required to audit the effectiveness of our internal control over financial reporting until the year following this annual report on Form 10-K filed with the SEC.

        The process of becoming compliant with Section 404 may divert internal resources and will take a significant amount of time and effort to complete, and may result in additional significant deficiencies and material weaknesses being identified by us or our independent registered public accounting firm. We may experience higher than anticipated operating expenses, as well as increased independent registered public accounting firm fees during the implementation of these changes and thereafter. Completing documentation of our internal control system and financial processes, remediation of control deficiencies and management testing of internal controls will require substantial effort by us.

        If our internal control over financial reporting or our related disclosure controls and procedures are not effective, we may not be able to accurately report our financial results, prevent fraud or file our periodic reports in a timely manner, which may cause investors to lose confidence in our reported financial information and may lead to a decline in our stock price. In addition, our failure to timely file our periodic reports eventually could result in the delisting of our common stock from the New York Stock Exchange, regulatory sanctions from the SEC and the breach of covenants in our credit facilities or of any preferred equity or debt securities we may issue in the future, all of which could have a material adverse impact on our operations and your investment in our common stock.

Any debt service obligations will reduce the funds available for other business purposes, and the terms and covenants relating to our current and future indebtedness could adversely impact our financial performance and liquidity.

        As of December 31, 2014, we had no debt outstanding under our revolving line of credit. As of such date, we could incur up to an additional $108.3 million in indebtedness under our revolving line of credit. To the extent we incur significant debt in the future for acquisitions, capital expenditures, working capital or otherwise, we will be subject to risks typically associated with debt financing, such as insufficient cash flow to meet required debt service payment obligations and the inability to refinance existing indebtedness.

        In addition, our line of credit contains covenants requiring us to, among other things, provide financial and other information reporting, provide notice upon certain events and maintain cash management arrangements. These covenants also place restrictions on our ability to incur additional indebtedness, pay dividends or make other distributions, redeem or repurchase capital stock, make investments and loans and enter into certain transactions, including selling assets, engaging in mergers or acquisitions, or engaging in transactions with affiliates. The covenants under our line of credit also include a minimum fixed charge coverage ratio of not less than 1.10 to 1.00, as measured on a trailing 12-month basis, if the amount available to be drawn under our revolving line of credit is less than $20.0 million. If we fail to satisfy one or more of the covenants under our line of credit, we would be in default under the credit agreement, and may be required to repay such debt with capital from other sources or otherwise not be able to draw down against our line of credit. Under such circumstances, other sources of capital may not be available to us on reasonable terms or at all.

        For additional information regarding financing risks relating to our pending acquisition of BioRx, see "—Risks Related to Our Pending Acquisition of BioRx."

Our business could be harmed if the supply of any of the specialty drugs we distribute becomes scarce or is disrupted.

        Many specialty drugs are manufactured with ingredients that are susceptible to supply shortages. In particular, specialty drugs used to treat disease states such as hemophilia and autoimmune conditions can depend on supplies of donated blood, which may fluctuate. A supply shortage, or in rare cases, a complete cessation of manufacturing, of a specialty drug we distribute could materially and adversely impact our volumes, net revenues, profitability and cash flows.

If some of the drugs that we provide lose their orphan drug status, we could face increased competition.

        In order to encourage the development of drugs that might not otherwise be profitable for pharmaceutical companies, the FDA will occasionally grant certain drugs orphan status. When the FDA grants orphan status to a drug, it will not approve a second drug for the same treatment for a period of seven years unless the new drug is chemically different or clinically superior. Additionally, it is easier to gain marketing approval for an orphan drug, and there may be other financial incentives associated with the manufacturing and distribution of orphan drugs, such as extended exclusivity periods. Our business could be adversely affected by any challenges to or the expiration of a drug's orphan status. The loss of such status, the approval of new drugs notwithstanding a drug's orphan status or the development of drugs that are superior to the orphan drugs we sell could result in additional competition and adversely impact our business and results of operations.

Our business would be harmed if the pharmaceutical industry reduces research, development and marketing of specialty drugs that are compatible with the services we provide.

        Our business is highly dependent on continued research, development and marketing expenditures of pharmaceutical companies, and the ability of those companies to develop, supply and generate demand for specialty drugs that are compatible with the services we provide. Our business could be materially adversely affected if manufacturers fail to market and support existing drugs, research potential new treatments or to develop new drugs. Our business could also be harmed by any governmental or private initiative that would alter how drug manufacturers promote or sell products and services.

We support hospitals that participate in the 340B Drug Pricing Program ("340B Program"). Recently, the 340B Program has faced increased scrutiny from Congress, federal agencies and pharmaceutical manufacturers. In the event of future changes to the 340B Program, the revenues we derive from hospital services could be adversely impacted.

        Our hospital program supports hospitals that are 340B covered entities pursuant to which such hospitals are able to purchase certain specialty drugs from pharmaceutical manufacturers at a discount for dispensing to eligible patients. In cases where the covered entity treats an insured patient with a discounted specialty drug, the federal government or the patient's private insurance routinely reimburses the entity for the full price of the medication, and the entity is able to retain the difference between the reduced price it pays for the drug and the full amount for which it is reimbursed. In recent years, this practice and other aspects of the 340B Program have come under increased scrutiny, and the federal government is expected to propose guidance that will address key policies issues regarding the integrity of the 340B Program. Although we are not direct participants in the 340B Program and related services accounted for less than 0.1% of our revenues in each of the years ended December 31, 2014 and 2013, our involvement with hospitals that are covered entities could cause reputational harm as a result of increased controversy regarding the 340B Program. In addition, if hospitals decrease their utilization of the 340B Program, whether due to regulatory changes or increased scrutiny, such decrease would impact revenue from this business.

We may be unable to obtain or retain the right to use or successfully integrate third-party licenses in our technology-based products, which could limit the number and type of products we are able to offer our customers.

        We rely on third-party licenses for some of the technology used in our products, and intend to continue licensing technologies from third parties. Most of these licenses can be renewed only by mutual consent and may be terminated if we breach the terms of the license and fail to cure the breach within a specified period of time. We may not be able to continue to obtain these licenses on commercially reasonable terms, or at all. Our inability to obtain or renew these licenses or find suitable alternatives could delay development of new products or prevent us from selling our existing products until suitable substitute technology can be identified, licensed, integrated or developed by us. We cannot assure you as to when we would be able to do so, if at all.

        Most of our third-party licenses are non-exclusive. Our competitors may obtain the right to use any of the technology covered by these licenses and use the technology to attempt to compete more effectively with us. In addition, our use of third-party technologies exposes us to risks associated with the integration of components from various sources into our products, such as unknown software errors or defects or unanticipated incompatibility with our systems and technologies. Further, we are dependent on our vendors' continued support of the technology we use. If a vendor chooses to discontinue or is unable to support a licensed technology, we may not be able to modify or adapt our products to fit other available technologies in a timely manner, if at all.

Risks Related to Our Pending Acquisition of BioRx

Completion of the BioRx acquisition is subject to conditions and if these conditions are not satisfied or waived, the acquisition will not be completed.

        The obligations of ours and the sellers to the purchase agreement are subject to the satisfaction or waiver of a number of conditions, including approval of the listing on the NYSE of our common stock to be issued, the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and other customary closing conditions. If the closing conditions are not waived or satisfied within 100 days, in the case of sellers' representative, or 120 days, in the case of Diplomat, any non-breaching party may terminate the purchase agreement.

        The failure to satisfy all of the required conditions could delay the completion of the acquisition for a significant period of time or prevent it from occurring. Any delay in completing the acquisition could cause us not to realize some or all of the benefits that we expect to achieve if the acquisition is successfully completed within its expected timeframe. There can be no assurance that the conditions to the closing of the acquisition will be satisfied or waived, or that the acquisition will be completed. The market price for our stock may reflect an assumption that the pending acquisition will occur, and the failure to complete the acquisition could result in a decline in our stock price.

Combining the two companies may be more difficult, costly or time consuming than expected and the anticipated benefits of the acquisition may not be realized.

        We and BioRx have operated and, until the completion of the acquisition, will continue to operate, independently. The success of the acquisition, including anticipated benefits, will depend, in part, on our ability to successfully combine and integrate the business of BioRx with our business. It is possible that the pendency of the acquisition and/or the integration process could result in the loss of key employees, higher than expected costs, diversion of management attention of both BioRx and us, the disruption of either company's ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect the combined company's ability to maintain relationships with customers, vendors and employees or to achieve the anticipated benefits and cost savings of the acquisition. If we experience difficulties with the integration process, the anticipated benefits of the acquisition may not be realized fully or at all, or may take longer to realize than expected. These integration matters could have an adverse effect on (i) each of us and BioRx during this transition period and (ii) the combined company for an undetermined period after completion of the acquisition.

In connection with the acquisition, we may incur significant additional indebtedness, which could adversely affect us, including by decreasing our business flexibility, and will increase our interest expense.

        We had no outstanding indebtedness under our credit facility at December 31, 2014. Our pro forma indebtedness as of December 31, 2014, after giving effect to the acquisition and the anticipated incurrence of indebtedness in connection therewith, will be as much as $210 million. We will have substantially increased indebtedness following completion of the acquisition in comparison to that of us on a recent historical basis, which could have the effect, among other things, of reducing our flexibility to respond to changing business and economic conditions and increasing our interest expense. We will also incur various costs and expenses associated with the financing. The amount of cash required to pay interest and/or principal on our increased indebtedness levels following completion of the acquisition, and thus the demands on our cash resources, will be greater than the amount of cash flows required to service our indebtedness prior to the transaction. The increased levels of indebtedness following completion of the acquisition could also reduce funds available for working capital, capital expenditures, acquisitions and other general corporate purposes and may create competitive disadvantages for us relative to other companies with lower debt levels. If we do not achieve the expected benefits from the acquisition, or if the financial performance of the combined company does not meet current expectations, then our ability to service our indebtedness may be adversely impacted.

        Moreover, we may be required to raise substantial additional financing to fund working capital, capital expenditures, acquisitions or other general corporate requirements. Our ability to arrange additional financing or refinancing will depend on, among other factors, our financial position and performance, as well as prevailing market conditions and other factors beyond our control. There can be no assurance that we will be able to obtain additional financing or refinancing on terms acceptable to us or at all.

The acquisition will involve substantial costs.

        We and BioRx have incurred, and expect to continue to incur, a number of non-recurring costs associated with the acquisition and combining the operations of the two companies. The substantial majority of non-recurring expenses will be comprised of transaction and regulatory costs related to the acquisition. We also will incur transaction fees and costs related to formulating and implementing integration plans, including purchasing and systems consolidation costs and employment-related costs. We continue to assess the magnitude of these costs, and additional unanticipated costs may be incurred in the acquisition and the integration of the two companies' businesses. Although we expect that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, should allow us to offset integration-related costs over time, this net benefit may not be achieved in the near term, or at all. See the risk factor entitled "—Combining the two companies may be more difficult, costly or time consuming than expected and the anticipated benefits and cost savings of the acquisition may not be realized" above.

Sales of shares of our common stock after the completion of the transaction and expiration of the lock-up period may cause the market price of our common stock to fall.

        We would issue approximately 4.1 million shares of our common stock upon the initial closing of the transaction, and up to an additional 1.3 million shares of our common stock upon BioRx's achievement of a specified EBITDA-based target in the 12-month period following the closing. Although all sellers will be subject to a lock-up agreement preventing them from selling our common stock received at closing for a period of at least six months following closing, certain sellers may decide not to hold the shares of Company common stock they will receive in the acquisition to the extent permitted. Other sellers, such as funds with limitations on their permitted holdings of stock in individual issuers, may be required to sell the shares of our common stock that they receive in the acquisition as soon as permitted. Such sales of our common stock could have the effect of depressing the market price for our common stock and may take place promptly following the expiration of the respective lock-up periods, or promptly upon receipt with respect to the Contingent Consideration.

Uncertainties associated with the acquisition may cause a loss of management personnel and other key employees of BioRx or us, which could adversely affect the future business and operations of the combined company following the acquisition.

        We and BioRx are dependent on the experience and industry knowledge of their officers and other key employees to execute their business plans. The combined company's success after the acquisition will depend in part upon its ability to retain key management personnel and other key employees of ours and BioRx. Current and prospective employees of BioRx and ours may experience uncertainty about their future roles with the combined company following the acquisition, which may materially adversely affect the ability of each of us and BioRx to attract and retain key personnel during the pendency of the acquisition. Accordingly, no assurance can be given that the combined company will be able to retain key management personnel and other key employees of ours and BioRx.

Risks Related to Federal and State Laws and Regulations

We operate in a highly regulated industry and must comply with a significant number of complex and evolving requirements. Changes in state and federal government regulation could restrict our ability to conduct our business and cause us to incur significant costs.

        The marketing, sale and purchase of pharmaceuticals and medical supplies and provision of healthcare services generally are extensively regulated by federal and state governments. In addition, other aspects of our business are also subject to government regulation. The applicable regulatory framework is complex, and the laws are very broad in scope. Many of these laws remain open to interpretation and have not been addressed by substantive court decisions. Accordingly, we cannot assure you that our interpretation would prevail or that one or more government agencies will not interpret the applicable laws and regulations differently. Changes in the law or new interpretations of existing law can have a dramatic effect on our operations, our cost of doing business and the amount of reimbursement we receive from governmental third-party payors such as Medicare and Medicaid.

        Some of the healthcare laws and regulations that apply to our activities include:

  •
  The federal "Anti-Kickback Statute" prohibits individuals and entities from knowingly and willfully paying, offering, receiving or soliciting money or anything else of value in order to induce the referral of patients or to induce a person to purchase, lease, order, arrange for, or recommend services or goods covered in whole or in part by Medicare, Medicaid, or other government healthcare programs. The Anti-Kickback Statute is an intent-based statute and the failure of a business arrangement to satisfy all elements of a safe harbor will not necessarily render the arrangement illegal, but it may subject that arrangement to increased scrutiny by enforcement authorities. Any violation of the Anti-Kickback Statute can lead to significant penalties, including criminal penalties, civil fines and exclusion from participation in Medicare and Medicaid.

  •
  The "Stark Law" prohibits physicians from making referrals to entities with which the physicians or their immediate family members have a "financial relationship" (i.e., an ownership, investment or compensation relationship) for the furnishing of certain Designated Health Services that are reimbursable under Medicare. The Stark Law is a broad prohibition on certain business relationships, with detailed exceptions. However, unlike the Anti-Kickback Statute under which an activity may fall outside a safe harbor and still be lawful, a referral for Designated Health Services that does not fall within an exception is strictly prohibited by the Stark Law. A violation of the Stark Law is punishable by civil sanctions, including significant fines and exclusion from participation in Medicare and Medicaid.

  •
  The Health Insurance Portability and Accountability Act of 1996 ("HIPAA") and the Health Information Technology for Economic and Clinical Health Act ("HITECH") provide federal privacy protections for individually identifiable health information. See "—Our business operations involve the substantial receipt and use of confidential health information concerning individuals. A failure to adequately protect any of this information could result in severe harm to our reputation and subject us to significant liabilities, each of which could have a material adverse effect on our business." below.

  •
  Pharmacies and pharmacists must obtain state licenses to operate and dispense pharmaceuticals. If we are unable to maintain our licenses or if states place burdensome restrictions or limitations on non-resident pharmacies, this could limit or affect our ability to operate in some states.

  •
  Federal and state investigations and enforcement actions continue to focus on the health care industry, scrutinizing a wide range of items such as joint venture arrangements, referral and billing practices, product discount arrangements, home health care services, dissemination of confidential patient information, clinical drug research trials and gifts for patients.

Legislative or regulatory policies designed to manage healthcare costs or alter healthcare financing practices or changes to government policies in general may adversely impact our business and results of operations.

        Occasionally, certain legislative and/or regulatory proposals are made which seek to manage the cost of healthcare, including prescription drug cost. Such proposals include "single-payor" government funded healthcare, changes in reimbursement rates, restrictions on rebates and discounts, restrictions on access or therapeutic substitution, limits on more efficient delivery channels, taxes on goods and services, price controls on prescription drugs and other significant healthcare reform proposals. Further, more exacting regulatory policies and requirements specific to the specialty pharmacy sector may cause a rise in costs, labor, and time to meet all such requirements. We are unable to predict whether any such policies or proposals will be enacted, or the specific terms thereof. Certain of these policies or proposals, if enacted, could have a material adverse impact on our business.

Our business operations involve the substantial receipt and use of confidential health information concerning individuals. A failure to adequately protect any of this information could result in severe harm to our reputation and subject us to significant liabilities, each of which could have a material adverse effect on our business.

        Most of our activities involve the receipt or use of protected health information concerning individuals. We also use aggregated and de-identified data for research and analysis purposes, and in some cases, provide access to such de-identified data to pharmaceutical manufacturers, payors and third-party data aggregators and analysts. We believe our de-identified data is proprietary and we expect our future operations will include additional services regarding the de-identified data we accumulate to take greater advantage of our relationships with data-driven pharmaceutical manufacturers.

        There is substantial regulation at the federal and state levels addressing the use, disclosure and security of patient identifiable health information. At the federal level, HIPAA and the regulations issued thereunder impose extensive requirements governing the transmission, use and disclosure of health information by all participants in health care delivery, including physicians, hospitals, insurers and other payors. Many of these obligations were expanded under HITECH, passed as part of the American Recovery and Reinvestment Act of 2009. Failure to comply with standards issued pursuant to federal or state statutes or regulations may result in criminal penalties and civil sanctions. In addition to regulating privacy of individual health information, HIPAA includes several anti-fraud and abuse laws, extends criminal penalties to private health care benefit programs and, in addition to Medicare and Medicaid, to other federal health care programs, and expands the Office of Inspector General's authority to exclude persons and entities from participating in the Medicare and Medicaid programs. Further, future regulations and legislation that severely restrict or prohibit our use of patient identifiable or other information could limit our ability to use information critical to the operation of our business. If we violate a patient's privacy or are found to have violated any federal or state statute or regulation with regard to confidentiality or dissemination or use of protected health information, we could be liable for significant damages, fines or penalties and suffer severe reputational harm, each of which could have a material adverse effect on our business, results of operations and prospects. These risks may become more prominent as we provide additional services related to our de-identified data.

There remains considerable uncertainty as to the full impact of the Health Reform Laws on our business.

        Many of the structural changes enacted by the Health Reform Laws were implemented in 2014; however, some of the applicable regulations and sub-regulatory guidance have not yet been issued and/or finalized. Therefore, there remains considerable uncertainty as to the full impact of the Health Reform Laws on our business. While these reforms may not affect our business directly, they affect the coverage and plan designs that are or will be provided by many of our health plan customers. As a result, they could indirectly impact many of our services and business practices. We cannot predict what effect, if any, the Health Reform Laws, related regulations and sub-regulatory guidance may have on our business.

Risks Related to Governance Matters

Certain provisions of our corporate governance documents, Michigan law and the voting agreement among the Hagerman family and Rowe family could discourage, delay or prevent a merger or acquisition at a premium price.

        Our amended and restated articles of incorporation and bylaws contain provisions that may make the acquisition of our Company more difficult without the approval of our Board of Directors. These include provisions that, among other things:

  •
  permit the Board to issue up to 10,000,000 shares of preferred stock, with any rights, preferences and privileges as they may determine (including the right to approve an acquisition or other change in control);

  •
  provide that the authorized number of directors may be fixed only by the Board in accordance with our amended and restated bylaws;

  •
  do not provide for cumulative voting rights (therefore allowing the holders of a majority of the shares entitled to vote in any election of directors to elect all of the directors standing for election);

  •
  divide our Board into three staggered classes;

  •
  provide that all vacancies and newly created directorships may be filled by the affirmative vote of a majority of directors then in office, even if less than a quorum;

  •
  prohibit removal of directors without cause;

  •
  prohibit shareholders from calling special meetings of shareholders;

  •
  requires unanimous consent for stockholders to take action by written consent without approval of the action by our Board;

  •
  provide that shareholders seeking to present proposals before a meeting of shareholders or to nominate candidates for election as directors at a meeting of shareholders must provide advance notice in writing and also comply with specified requirements related to the form and content of a shareholder's notice;

  •
  require at least 80% supermajority shareholder approval to alter, amend or repeal certain provisions of our amended and restated articles of incorporation; and

  •
  require at least 80% supermajority shareholder approval in order for shareholders to adopt, amend or repeal our amended and restated bylaws.

        These provisions may frustrate or prevent any attempts by our shareholders to replace or remove our current management by making it more difficult for shareholders to replace members of the Board of Directors, which is responsible for appointing members of our management. Any matters requiring the approval of our shareholders will require the approval of the Hagerman family and the Rowe family (as defined below), which may have interests that differ from those of our other shareholders. See "—Philip Hagerman, our chairman and chief executive officer, will have the ability to control the outcome of matters submitted for shareholder approval and may have interests that differ from those of our other shareholders."

        In addition, the award agreements for outstanding stock options under our 2007 Option Plan generally provide that all unvested options will immediately vest upon a change in control. The 2014

Omnibus Plan permits the Board of Directors or a committee thereof to accelerate, vest or cause the restrictions to lapse with respect to outstanding equity awards, in the event of, or immediately prior to, a change in control. Such vesting or acceleration could discourage the acquisition of our Company.

        We could also become subject to certain anti-takeover provisions under Michigan law which may discourage, delay or prevent someone from acquiring us or merging with us, whether or not an acquisition or merger is desired by or beneficial to our shareholders. If a corporation's board of directors chooses to "opt-in" to certain provisions of Michigan Law, such corporation may not, in general, engage in a business combination with any beneficial owner, directly or indirectly, of 10% of the corporation's outstanding voting shares unless the holder has held the shares for five years or more or, among other things, the board of directors has approved the business combination. Our Board of Directors has not elected to be subject to this provision, but could do so in the future. Any provision of our amended and restated articles of incorporation or bylaws or Michigan law that has the effect of delaying or deterring a change in control could limit the opportunity for our shareholders to receive a premium for their shares, and could also affect the price that some investors are willing to pay for our common stock otherwise.

Philip Hagerman, our chairman and chief executive officer, has the ability to control the outcome of matters submitted for shareholder approval and may have interests that differ from those of our other shareholders.

        Philip Hagerman and certain members of his immediate family and various trusts affiliated with or for the benefit of such persons (together with Philip Hagerman, the "Hagerman family") and the Rowe family beneficially own approximately 56.7% of our common stock as of March 2, 2015, and members of the Hagerman family and the Rowe family vote as a group (based on the voting determination of a majority of the shares held by the Hagerman family and the Rowe family, which Philip Hagerman holds) pursuant to a voting agreement. Therefore, Philip Hagerman will continue to have effective control over the outcome of votes on all matters requiring approval by shareholders, including the election of directors, the adoption of amendments to our articles of incorporation and bylaws and approval of a sale of the Company and other significant corporate transactions, regardless of how other shareholders vote on these matters. Furthermore, the interests of the Hagerman family may be different than the interests of other shareholders. This concentration of voting power could also have the effect of delaying, deterring or preventing a change in control or other business combination that might otherwise be beneficial to our shareholders.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        Not applicable

ITEM 2.    PROPERTIES

        We own a 550,000 square foot distribution facility in Flint, Michigan, which also contains our corporate headquarters. We currently utilize approximately 40% of our main distribution facility and corporate headquarters, which provides us with significant capacity to execute our long term growth plan without significant additional capital expenditures. Further, we believe that the facilities described below are suitable and adequate for current business needs.

        The following table lists information regarding each of our major properties as of December 31, 2014:

Location	Total Square Footage	Facility Description	Owned/Leased
Flint, Michigan	550,000	Headquarters and main distribution facility	Owned
Flint, Michigan	7,000	Specialty and retail pharmacy	Owned
Flint, Michigan	10,366	Specialty and wholesale pharmacy	Owned
Enfield, Connecticut	4,664	Specialty pharmacy	Leased (expires December 17, 2018)
Ft. Lauderdale, Florida	2,665	Specialty and retail pharmacy	Leased (expires March 31, 2018)
West Springfield, Massachusetts	1,273	Specialty and retail pharmacy and office space	Leased (expires February 28, 2016)
Ontario, California	5,790	Specialty pharmacy	Leased (expires March 15, 2017)
Buffalo Grove, Illinois	3,408	Specialty pharmacy	Leased (expires May 31, 2016)
Raleigh, North Carolina	6,032	Office space	Leased (expires June 30, 2019)
Raleigh, North Carolina	4,061	Specialty pharmacy and office space	Leased (expires December 31, 2016)

        The Company also leases an additional 10 facilities in the mid-Atlantic and southeast regions of the country (ranging from 400 square feet to 2,000 square feet) for use as specialty infusion suites. Our leases generally include bilateral renewal options.

ITEM 3.    LEGAL PROCEEDINGS

        Our business of providing specialized pharmacy services and other related services may subject us to litigation and liability for damages in the ordinary course of business. Although the results of litigation and claims cannot be predicted, we believe there are no legal proceedings, the outcome of which, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our business, financial position, cash flows or results of operations.

ITEM 4.    MINE SAFETY DISCLOSURES

        Not applicable

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

  Market Information

        Our common stock has been listed on the New York Stock Exchange under the symbol "DPLO" since October 10, 2014. Prior to that date, there was no public trading market for our common stock. Our common stock priced at $13.00 per share in our initial public offering on October 9, 2014. The following table sets forth for the period indicated the high and low closing sale prices per share of our common stock as reported on the New York Stock Exchange:

	2014
Quarter	High	Low
Fourth (from October 10, 2014)	$31.95	$16.02

        On March 2, 2015, we had 51,457,023 shares of common stock, no par value, outstanding and 58 holders of record of our common stock. A substantially greater number of holders are beneficial owners whose shares are held of record by banks, brokers and other nominees. The transfer agent and registrar for our common stock is Computershare Trust Company, N.A.

  Use of Proceeds from Initial Public Offering of Common Stock

        The Registration Statement on Form S-1 (File No. 333-197224) for the initial public offering of our common stock was declared effective by the SEC on October 9, 2014. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC on October 10, 2014 pursuant to Rule 424(b)(4).

  Recent Sales of Unregistered Securities

        In 2014, we issued and sold unregistered securities set forth below. Immediately prior to completion of the initial public offering, all outstanding shares of capital stock (including the Series A Preferred and Class B Nonvoting Common Stock referred to below) converted into shares of newly-authorized shares of voting common stock, no par value. Therefore and also immediately prior to completion of the initial public offering, we effected a stock split in the form of a stock dividend of 8,500 shares for each share of common stock. Accordingly, all share and per share amounts presented below have been adjusted, where applicable, to reflect the split.

        During January and June 2014, we granted stock options to purchase 885,588 shares of our common stock to our employees at a weighted-average exercise price of $16.74 per share under our 2007 Option Plan and pursuant to certain non-plan options prior to the initial public offering. The issuances of securities described above were exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), in reliance on Rule 701 of the Securities Act pursuant to compensatory benefit plans approved by our board of directors.

        On January 23, 2014, we sold to certain funds of T. Rowe Price, 2,986,229 shares of Series A Preferred Stock at a purchase price of $16.74 per share. We used $20.0 million of the $50.0 million investment proceeds for general corporate purposes, including fees associated with the transaction, and the remaining $30.0 million were used to redeem shares of common stock and common stock options.

        On April 1, 2014, we sold to certain funds of Janus Capital Group, 3,225,127 shares of Series A Preferred Stock at a purchase price of $16.74 per share. We used $25.2 million of the $54.0 million investment proceeds for general corporate purposes, including fees associated with the transaction, and the remaining $28.8 million were used to redeem shares of common stock and common stock options.

        On June 27, 2014 we issued 716,695 shares of our Class B Nonvoting Common Stock, valued at approximately $12.0 million, to certain former stockholders of MedPro in connection with our acquisition of MedPro.

        We were indebted to Deborah L. Ward, the sister of Philip Hagerman, our Chief Executive Officer and Chairman of our Board of Directors, in the original amount of $480 pursuant to Amendment #1 of a Stock Redemption Agreement (the "Amendment") effective June 7, 2012, which indebtedness was evidenced by an agreement to pay equal quarterly installments of $40. The Amendment further provided that in the event of a specified change of control transaction, certain trusts for the benefit of Ms. Ward and certain other immediate family members were entitled to 1.0% of the net proceeds of such sale (the "Payment Right"). Ms. Ward subsequently assigned 50% of the Payment Right to the Deborah L. Ward 2014 Irrevocable Exempt Trust and 50% of the Payment Right to the David F. Ward 2014 Irrevocable Exempt Trust (collectively, the "Ward Trusts"). In connection therewith, we subsequently entered into an Exchange and Release Agreement, dated August 12, 2014, pursuant to which we, Ms. Ward, the Ward Trusts, and David F. Ward agreed to cancel the Payment Right in exchange for 186,243 newly issued shares of the Company's Class B Nonvoting Common Stock to each of (i) the Deborah L. Ward 2014 Irrevocable Exempt Trust and (ii) the David F. Ward 2014 Irrevocable Exempt Trust (372,486 shares of Class B Nonvoting Common Stock in the aggregate).

        The issuances of stock to T. Rowe Price, Janus, MedPro and The Ward Trusts described above were exempt from the Securities Act in reliance on Section 4(a)(2) of the Securities Act exempting transactions by an issuer not involving any public offering.

  Dividends

        Although historically as a private company, we paid cash distributions to our shareholders, we currently expect to retain all future earnings, if any, for use in the operation and expansion of our business. Any determination to declare and pay cash dividends on our common stock in the future will be made at the discretion of our Board of Directors and will depend on our results of operations, financial performance and condition, capital requirements, contractual restrictions under our line of credit, restrictions imposed by applicable law and other factors that our Board of Directors may deem relevant. We do not anticipate paying cash dividends on our common stock for the foreseeable future.

  Issuer Purchases of Equity Securities

        There has been no repurchases of our common stock either on the open market or by private transaction during the quarter ended December 31, 2014.

  Performance Graph

        Notwithstanding any statement to the contrary in any of our filings with the SEC, the following information shall not be deemed "filed" with the SEC or "soliciting material" under the Securities Exchange Act of 1934 and shall not be incorporated by reference into any such filings irrespective of any general incorporation language contained in such filing.

        The following graph compares the total cumulative stockholder return on our common stock with the total cumulative return of the S&P 500 Index and the S&P Small Cap 600 Index during the period commencing on October 10, 2014, the initial trading day of our common stock, and ending on December 31, 2014. The graph assumes that $100 was invested at the beginning of the period in our common stock and in each of the comparative indices, and the reinvestment of any dividends. Historical stock price performance should not be relied upon as an indication of future stock price performance.

ITEM 6.    SELECTED FINANCIAL DATA

        The following selected financial data should be read in conjunction with our consolidated financial statements and related notes in Item 8, "Financial Statements and Supplementary Data" and the information under Item 7, titled "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Annual Report on Form 10-K.

        The consolidated statements of operations data for the years ended December 31, 2014, 2013 and 2012 and the selected consolidated balance sheet data as of December 31, 2014 and 2013 are derived from our audited consolidated financial statements included in Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K. The consolidated statements of operations data for the years ended December 31, 2011 and 2010, and the selected balance sheet data as of December 31, 2012, 2011 and 2010 are derived from audited consolidated financial statements not included in this report. Our historical results are not necessary indicative of the results to be expected in the future.

	Year Ended December 31,
	2014(1)	2013(2)	2012	2011	2010
	(Dollars in thousands, except for per share)
Consolidated Statements of Operations Data
Net sales	$2,214,956	$1,515,139	$1,126,943	$771,962	$577,547
Cost of goods sold	(2,074,817)	(1,426,112)	(1,057,608)	(715,448)	(536,451)

Gross profit	140,139	89,027	69,335	56,514	41,096
Selling, general and administrative expenses	(127,556)	(77,944)	(64,392)	(47,434)	(37,902)

Income from operations	12,583	11,083	4,943	9,080	3,194
Other income (expense): Interest expense	(2,528)	(1,996)	(1,086)	(598)	(454)
Change in fair value of redeemable common shares	9,073	(34,348)	(6,566)	—	(10,662)
Termination of existing stock redemption agreement	(4,842)	—	—	—	—
Equity loss and impairment of non-consolidated entities	(6,208)	(1,055)	(267)	(95)	—
Other income	1,128	196	337	764	85

Income (loss) before income taxes	9,206	(26,120)	(2,639)	9,151	(7,837)
Income tax expense(3)	(4,655)	—	—	—	—

Net income (loss)	4,551	(26,120)	(2,639)	9,151	(7,837)
Less: net loss attributable to noncontrolling interest	(225)	—	—	—	—

Net income (loss) attributable to Diplomat Pharmacy	4,776	(26,120)	(2,639)	9,151	(7,837)
Net income allocable to preferred shareholders	458	—	—	—	—

Net income (loss) allocable to common shareholders	$4,318	$(26,120)	$(2,639)	$9,151	$(7,837)

Net income (loss) per common share(4):
Basic	$0.12	$(0.79)	$(0.08)	$0.28	$(0.24)

Diluted	$0.11	$(0.79)	$(0.08)	$0.27	$(0.24)

Weighted average common shares outstanding(4):
Basic	35,990,122	33,141,500	33,141,500	33,141,500	33,175,500

Diluted	38,535,325	33,141,500	33,141,500	34,246,500	33,175,500

	As of December 31,
	2014(1)	2013(2)	2012	2011	2010
	(Dollars in thousands)
Consolidated Balance Sheet Data
Property and equipment, net	$13,150	$12,378	$12,634	$16,930	$14,116
Total assets	390,086	211,777	139,595	100,380	82,722
Total debt (including short-term debt and current portion of long-term debt)(5)	—	88,164	63,102	12,942	19,694
Total liabilities(6)	221,359	289,559	191,157	130,471	122,265
Shareholders' equity (deficit)(5)(7)	168,727	(77,782)	(51,562)	(30,091)	(39,543)

	Year Ended December 31,
	2014(1)	2013(2)	2012	2011	2010
	(Dollars in thousands, except per prescription data)
Other Data (unaudited)
Prescriptions dispensed(8)	797,000	722,000	680,000	602,000	580,000
Prescriptions serviced (not dispensed)(9)	212,000	208,000	118,000	7,000	—

Total prescriptions	1,009,000	930,000	798,000	609,000	580,000

Net sales per prescription dispensed(10)	$2,770	$2,090	$1,652	$1,282	$996
Gross profit per prescription dispensed(11)	$167	$116	$97	$93	$71
Net sales per prescription serviced (not dispensed)(12)	$27	$27	$29	$49	—
Gross profit per prescription serviced (not dispensed)(12)	$27	$27	$29	$49	—

(1)
The financial results of MedPro have been included in our consolidated financial statements since its acquisition in June 2014.

(2)
The financial results of AHF have been included in our consolidated financial statements since its acquisition in December 2013.

(3)
Prior to January 23, 2014, we had elected to be taxed as a Subchapter S corporation. On January 23, 2014, we changed our tax status from an S corporation to a C corporation, and therefore, corporate income taxes have been provided on our taxable income on and thereafter such date.

(4)
All share and per share amounts presented for all periods have been adjusted to reflect the applicable conversions of capital stock and the 8,500 to one stock split, effected in the form of a stock dividend, which occurred immediately prior to the completion of our initial public offering in October 2014.

(5)
The Company received net proceeds of $130,440 from its initial public offering that were credited to shareholders' equity in October 2014. Proceeds of $80,458 were used to repay outstanding indebtedness to certain current or former stakeholders and employees, and borrowings under the revolving line of credit.

(6)
In 2012, we entered into settlement agreements with current or former shareholders whereby we purchased shares of common stock formerly owned by the shareholders for consideration of $29,393 of which $2,851 was paid in cash, forgiveness of note of $196 and the remaining $26,346 was payable in full, as per the terms of an executed promissory notes, maturing 2017.

(7)
In January 2014, we sold to certain funds of T. Rowe Price, 2,986,228 shares of Series A Preferred stock at a purchase price of $16.74 per share. We used $20,000 of the $50,000 investment proceeds for general corporate purposes, including fees associated with the transaction, and the remaining $30,000 was used to redeem shares of common stock and common stock options. Further, in April 2014, we sold to certain funds of Janus Capital Group 3,225,127 shares of Series A preferred stock at a purchase price of $16.74 per share. We used $25,200 of the $54,000 investment for general corporate purposes, including fees associated with the transaction, and the remaining $28,800 was used to redeem shares of common stock and common stock options. These redemptions decreased our shareholders' equity by $58,800 in the year ended December 31, 2014. All shares of Series A Preferred Stock converted into shares of Class C Voting Common Stock on a one-for-one basis then converted into shares of no par common stock on an one-for-one basis immediately prior to the completion of our initial public offering in October 2014.

(8)
Prescriptions dispensed (rounded to nearest thousand) represents actual prescriptions filled and dispensed by Diplomat.

(9)
Prescriptions serviced (not dispensed) (rounded to nearest thousand) represents prescriptions filled and dispensed by a non-Diplomat pharmacy, including retailers and health systems, for which we provide support services required to assist patients and pharmacies with the complexity of filling specialty medications, and for which we earn a service fee.

(10)
Net sales per prescription dispensed represents total prescription revenue from prescriptions dispensed by Diplomat, divided by the number of prescriptions dispensed by Diplomat. Total prescription revenue from prescriptions dispensed includes all revenue collected from patients, third party payors and various patient assistance programs, as well as revenue collected from pharmaceutical manufacturers for data and other services directly tied to the actual dispensing of their drug(s).

(11)
Gross profit per prescription dispensed represents gross profit from prescriptions dispensed by Diplomat, divided by the number of prescriptions dispensed by Diplomat. Gross profit represents total prescription revenue from prescriptions dispensed less the cost of the drugs purchased.

(12)
Net sales per prescription serviced (not dispensed) represents total prescription revenue from prescriptions serviced divided by the number of prescriptions serviced for the non-Diplomat pharmacies. Gross profit per prescription serviced (not dispensed) is equal to net sales per prescription serviced because there is no Diplomat drug cost of goods sold associated with such transactions. Total prescription revenue from prescriptions serviced includes revenue collected from partner pharmacies, including retailers and health systems, for support services rendered to their patients.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in thousands, except per share, per patient and per prescription data)

Overview

        We are the nation's largest independent specialty pharmacy in the United States, and are focused on improving lives of patients with complex chronic diseases. Our patient-centric approach positions us at the center of the healthcare continuum for treatment of complex chronic diseases through partnerships with patients, payors, pharmaceutical manufacturers, and physicians. We offer a broad range of innovative solutions to address the dispensing, delivery, dosing and reimbursement of clinically intensive, high-cost specialty drugs (many of which can cost over $100,000 per patient, per year). We have expertise across a broad range of high-growth specialty therapeutic categories, including oncology, immunology, hepatitis, multiple sclerosis, HIV, and specialty infusion therapy. We dispense to all 50 states through our advanced distribution center that enables us to ship medications nationwide as well as a centralized clinical call center that helps us deliver localized services on a national scale. We were founded in 1975 by our Chief Executive Officer, Philip Hagerman, and his father, Dale, both trained pharmacists who transformed our business from a traditional pharmacy into a leading specialty pharmacy beginning in 2005.

        Our core revenues are derived from the customized care management programs we deliver to our patients, including the dispensing of their specialty medications. Because our core therapeutic disease states generally require multi-year or life-long therapy, our singular focus on complex chronic diseases helps drive recurring revenues and sustainable growth. Our revenue growth is primarily driven by new drugs coming to market, new indications for existing drugs, volume growth with current clients, and addition of new clients. For the years ended December 31, 2014, 2013 and 2012, we derived over 99% of our revenue from the dispensing of drugs and the reporting of data associated with those dispenses to pharmaceutical manufacturers and other outside companies.

        Our historical growth has largely been driven by our position as a leader in oncology and immunology therapeutic categories. For the years ended December 31, 2014, 2013 and 2012, we generated approximately 68%, 74% and 72%, respectively, of our revenues in these two categories.

        We expect our growth to continue to be driven by a highly visible and recurring base of revenues, favorable demographic trends, advanced clinical developments, expanding drug pipelines, earlier detection of chronic diseases, improved access to medical care, manufacturer price increases and mix shift toward higher-cost specialty drugs. In addition, we believe that our expanding breadth of services, our growing penetration with new customers, and our access to limited distribution drugs, will help us achieve significant and sustainable growth and profitability in future. Further, we believe that limited distribution is becoming the delivery system of choice for many specialty drug manufacturers because it facilitates high patient engagement, clinical expertise, and an elevated focus on service. Accordingly, we believe our current portfolio of over 80 limited distribution drugs, all of which are post-launch, is important to our growth.

        We also provide specialty pharmacy support services to a national network of retailers as well as hospitals and health systems. We provide services to retailers and independent pharmacy groups, hospitals and health systems. For many of our retail, hospital and health system partners, we earn revenue by providing clinical and administrative support services on a fee-for-service basis to help them dispense specialty medications. Our other revenue in 2014, 2013 and 2012 was derived from these services provided to retail and hospital pharmacy partners.

        As a result of our clinical expertise and our ability to expand scope of services, demand for our services has grown, which has driven growth in revenue. Our revenue for the years ended December 31, 2014, 2013 and 2012, was $2,214,956, $1,515,139 and $1,126,943, respectively. Our net income (loss)

attributable to Diplomat for the years ended December 31, 2014, 2013 and 2012 was $4,776, $(26,120) and $(2,639), respectively.

Recent Developments and Other Important Factors Affecting Our Operating Results

  Initial Public Offering

        In October 2014, we completed our initial public offering ("IPO") in which 15,333,333 shares of common stock were sold at a public offering price of $13.00 per share. Diplomat sold 11,000,000 shares of common stock and certain existing shareholders sold 4,333,333 shares of common stock. Diplomat did not receive any proceeds from the sale of common stock by the existing shareholders. Diplomat received net proceeds of $130,440 after deducting underwriting discounts and commissions of $9,652, and other offering expenses of $2,908. Proceeds of $80,458 were used to repay existing indebtedness to certain current or former shareholders and employees ($19,824), and borrowings under the revolving line of credit ($60,634). The remaining net proceeds of $49,982 continue to be used for working capital and other general purposes.

  Acquisitions

        On December 16, 2013, we acquired all of the authorized, issued and outstanding shares of capital stock for AHF for a total acquisition price of approximately $13,449, excluding related acquisition costs. Included in the total acquisition price is $12,149 in cash and contingent consideration fair valued at $1,300 with a maximum payout of $2,000, which is based on achieving certain revenue and gross profit targets in each of the years ending December 31, 2014 and 2015. AHF is a specialty pharmacy focused on bleeding disorders, such as hemophilia, and headquartered in Enfield, Connecticut. AHF provides clotting medications, ancillaries and supplies to individuals with bleeding disorders, such as hemophilia. The acquisition of AHF will allow us to participate in AHF's direct purchase agreements with key hemophilia manufacturers, while also providing AHF access to our proprietary care management modules to better manage clinical care of the AHF patients. The results of operations for AHF are included in our consolidated financial statements from the acquisition date. See Note 4 to our consolidated financial statements, included in Item 8 of this report, for additional information.

        On June 27, 2014, we acquired all of the outstanding stock of MedPro for a total acquisition price of approximately $68,537, excluding related acquisition costs. Included in the total acquisition price is $52,267 in cash, 716,695 shares of our Class B Nonvoting Common Stock, valued at approximately $12,000, and contingent consideration fair valued at $4,270, with a maximum payout of $11,500, that is based on the achievement of certain revenue and gross profit targets for each of the twelve months ended June 30, 2015 and 2016. MedPro is a specialty pharmacy focused on specialty infusion therapies, including hemophilia and immune globulin, based in Raleigh, North Carolina. We acquired MedPro to expand our existing specialty infusion business and to increase our presence in the mid-Atlantic and Southern regions of the country. See Note 4 to our consolidated financial statements, included in Item 8 of this report, for additional information.

        On February 26, 2015, we executed a definitive purchase agreement which provides that, upon the terms and conditions set forth therein, we will acquire all of the outstanding equity interests of BioRx, a highly specialized pharmacy and infusion services company that provides treatments for patients with ultra-orphan and rare, chronic diseases. The acquisition is expected to close in March 2015. See "Business—Recent Developments" and "Risk Factors—Risks Related to Our Pending Acquisition of BioRx."

        We anticipate our future revenues derived from specialty infusion pharmacy services will increase significantly as a percentage of total revenues as a result of such acquisitions.

  Issuances of Preferred Stock

        On January 23, 2014, we sold to certain funds of T. Rowe Price 2,986,229 shares of Series A Preferred stock at a purchase price of $16.74 per share. We used $20,000 of the $50,000 investment proceeds for general corporate purposes, including fees associated with the transaction, and the remaining $30,000 was used to redeem shares of common stock and common stock options.

        On April 1, 2014, we sold to certain funds of Janus Capital Group 3,225,127 shares of Series A Preferred stock at a purchase price of $16.74 per share. We used $25,200 of the $54,000 investment proceeds for general corporate purposes, including fees associated with the transaction, and the remaining $28,800 was used to redeem shares of common stock and common stock options.

  Other Stock Related Transactions

        In May 2014, we redeemed all of the rights to the outstanding common stock options from a former employee. The purchase price for the options was $4,000 and was paid in full at time of closing. In August 2014, we issued 372,486 shares of Class B Nonvoting Common Stock in the aggregate to a relative (and associated trusts) of the Company's chief executive officer, in connection with the termination of an existing Stock Redemption Agreement. This issuance resulted in a charge of $4,842 to "Termination of existing stock redemption agreement" during 2014. The value of the issued shares was based on the Company's initial public offering price of $13.00 per share.

  Certain Operating Expenses

        We have focused on growing our business and we plan to continue to invest in building for growth. As a result, we have experienced increased operating expenses driven by the additional IT staff required to develop improved operating systems, including due to our determination in 2014 to in-source a substantial portion of such development. We have also experienced increased expense related to the additional operational staff required to service our customers in a less efficient fashion while the new systems are being developed. We expect to experience operational improvements following the implementation of key system improvements over the next one to two years. Further, we expect that the size of our operational staff, as well as the size of our sales and marketing staff, will continue to grow with the business.

  Contribution Agreement

        On August 28, 2014, we and two unrelated third party entities entered into a contribution agreement to form a new company, Primrose Healthcare, LLC ("Primrose") which will function as a management company, managing a network of physicians and medical professionals providing continuum care for patients infected with the Hepatitis C virus. We have committed to contributing $5,000 to Primrose, of which $3,000 was contributed in 2014 with the remainder to be contributed during 2015. We have a 51% controlling ownership in Primrose and therefore consolidate Primrose into our financial statements. Primrose had no material operating activity through December 31, 2014.

  Cost Method Investment

        In December 2014, we invested $3,500 in Physician Resource Management, Inc. in exchange for a 15% equity position. We are accounting for this investment under the cost method as we do not have significant influence over its operations.

Key Performance Metrics

        We regularly review a number of metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections, and make strategic decisions.

	For the year ended December 31,
	2014	2013	2012
Prescriptions dispensed	797,000	722,000	680,000
Prescriptions serviced (not dispensed)	212,000	208,000	118,000

Total prescriptions	1,009,000	930,000	798,000

Net sales per prescription dispensed	$2,770	$2,090	$1,652
Gross profit per prescription dispensed	$167	$116	$97
Net sales per prescription serviced (not dispensed)	$27	$27	$29
Gross profit per prescription serviced (not dispensed)	$27	$27	$29

  Prescription Data

        Prescriptions dispensed (rounded to nearest thousand) represents actual prescriptions filled and dispensed by Diplomat to patients, or in rare cases, to physicians. Prescriptions serviced (not dispensed) (rounded to nearest thousand) represents prescriptions filled and dispensed from a non-Diplomat pharmacy, including unaffiliated retailers and health systems, for which we provide support services required to assist these patients and pharmacies through the complexity of filling specialty medications, and for which we earn a fee.

        Our volume for the year ended December 31, 2014 was 1,009,000 prescriptions dispensed or serviced, an 8% increase compared to approximately 930,000 prescriptions dispensed or serviced for the year ended December 31, 2013. The volume increase was due to our acquisitions, new drugs to market, new indication approvals for existing drugs, growth in patients from current payors and physician practices, and the addition of patients from new payors and physician practices.

        Our volume for the year ended December 31, 2013 was approximately 930,000 prescriptions dispensed or serviced, a 17% increase compared to approximately 798,000 prescriptions for the year ended December 31, 2012. The volume increase was due to a mix of patient growth from current payors and physician practices, the addition of patients from new payors and physician practices, new drugs to market, and the approval of new indications for existing drugs.

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

Components of Results of Operations

  Net Sales

        Revenue for a dispensed prescription is recognized at the time of shipment for home delivery and at prescription adjudication (which approximates the fill date) for patient pick up at open door or retail pharmacy locations. We can earn revenue from multiple sources for any one claim, including the primary insurance plan, the secondary insurance plan, the tertiary insurance plan, patient co-pay, and patient assistance programs. Prescription revenue also includes revenue from pharmaceutical manufacturers and other outside companies for data reporting or additional services rendered for dispensed prescriptions. Service revenue is primarily derived from fees earned by us from retail and hospital pharmacies for patient support that is required for those non-Diplomat pharmacies to dispense specialty drugs to patients. The retail and hospital pharmacies dispense the drug, and pay us for clinically and administratively servicing their patients.

  Cost of Goods Sold

        Cost of goods sold represents the purchase price of the drugs that we ultimately dispense. These drugs are purchased directly from the manufacturer or from an authorized wholesaler and the purchase price is negotiated with the selling entity. In general, period over period percentage changes in cost of goods sold will move directionally with period over period percentage changes in net sales for prescription dispensing transactions. This is due to the mathematical relationship between average wholesale price ("AWP") and wholesale acquisition cost ("WAC"), and our contractual relationships to purchase at a discount off of WAC and receive reimbursement at a discount off of AWP. The discounts off of AWP and WAC that we receive vary significantly by drug and by contract. Rebates we receive from manufacturers are reflected in cost of goods sold when they are earned.

  Selling, General and Administrative Expenses

        Our operating expenses primarily consist of employee and employee-related costs, as well as outbound prescription drug transportation and logistics costs. Our employee and employee-related costs relate to both our patient-facing personnel and our non-patient facing support and administrative personnel. Other operating expenses consist of occupancy and other indirect costs, insurance costs, professional fees, and other general overhead expenses. We expect that general and administrative expenses will increase as we incur additional expenses related to being a public company, including professional fees and share-based compensation.

  Other Income (Expense)

        Other income (expense) primarily consists of interest expense associated with our debt, the change in fair value associated with our redeemable common shares, expense associated with the termination of an existing stock redemption agreement, equity income or losses and impairments associated with our 25% owned non-consolidated entity, tax credits and income from property rentals. Prior to our IPO, certain shares of our common stock included features that required us to redeem such shares upon the death or termination of employment with us by the shareholder. We reflected such shares as liabilities on our consolidated balance sheets with the change in fair value of such shares reported as a non-operating charge or credit in our consolidated statements of operations.

  Income Tax Expense

        On January 23, 2014, we changed from an S corporation to a C corporation. Prior to this date, our historical financial statements reflected our results as an S corporation. In Item 8 of this report, we have included pro forma financial information that gives effect for income taxes as if the election was made effective January 1, 2012.

Results of Operations

        The following table provides consolidated statements of operations data for each of the periods presented:

	For the year ended December 31,
	2014	2013	2012
Consolidated Statement of Operations Data
Net sales	$2,214,956	$1,515,139	$1,126,943
Cost of goods sold	(2,074,817)	(1,426,112)	(1,057,608)

Gross profit	140,139	89,027	69,335
Selling, general and administrative expenses	(127,556)	(77,944)	(64,392)

Income from operations	12,583	11,083	4,943
Interest expense	(2,528)	(1,996)	(1,086)
Change in fair value of redeemable common shares	9,073	(34,348)	(6,566)
Termination of existing stock redemption agreement	(4,842)	—	—
Equity loss and impairment of non-consolidated entities	(6,208)	(1,055)	(267)
Other income	1,128	196	337

Income (loss) before income taxes	9,206	(26,120)	(2,639)
Income tax expense	(4,655)	—	—

Net income (loss)	4,551	(26,120)	(2,639)
Less: net loss attributable to noncontrolling interest	(225)	—	—

Net income (loss) attributable to Diplomat	$4,776	$(26,120)	$(2,639)

Comparison of Years Ended December 31, 2014 and December 31, 2013

  Net Sales

        Our net sales for the year ended December 31, 2014 were $2,214,956, a $699,817 increase, or 46%, compared to $1,515,139 for the year ended December 31, 2013. The increase was the result of approximately $315,000 of additional revenue from drugs that were new to the market or newly dispensed by us. Prescription volume growth of existing drugs accounted for approximately $118,000 of the increased revenue and was the result of new indications, increased penetration through physicians' offices, growth with existing payors, and the addition of patients from new payors and physician practices. The acquisitions of AHF and MedPro contributed approximately $74,000 and the remaining increase is attributable to manufacturer price increases, drug mix and payor mix.

  Cost of Goods Sold

        Our cost of goods sold for the year ended December 31, 2014 was $2,074,817, a $648,705 increase, or 45%, compared to $1,426,112 for the year ended December 31, 2013. The increase was primarily the result of the same factors that drove the increase in our net sales over the same time period. Cost of goods sold was 93.6% and 94.1% of revenue for the years ended December 31, 2014 and 2013, respectively.

  Selling, General and Administrative Expense

        Our selling, general and administrative expense ("SG&A") for the year ended December 31, 2014 was $127,556, a $49,612 increase, or 64%, compared to $77,944 for the year ended December 31, 2013. SG&A was 5.8% and 5.1% of revenue for the years ended December 31, 2014 and 2013, respectively. SG&A in the 2014 period was higher than in the prior period primarily due to variable costs related to increased net sales and prescription volume during the 2014 period. Total employee cost increased by $18,326, or 41%, and was primarily attributable to three factors. First, the 10% prescription volume increase, combined with the increased administrative complexity associated with the mix of those prescriptions, drove the need to hire additional employees. Second, our ongoing efforts to improve IT systems to support current and future growth required additional indirect labor to develop our key systems, including due to our determination in 2014 to in-source a substantial portion of such development. Third, share-based compensation increased $1,985, predominantly driven by 2014 stock options granted both prior to and at the time of our IPO, all of which contained higher per share grant date fair values as compared to grants in prior years. Lastly, we incurred additional expense associated with adding staff to support public company requirements. Similarly, our logistics expense increased by $2,145, or 21%, as a result of the additional prescription volume dispensed, as well as increased supplier costs and mix of drugs being shipped to patients. These increases also include $10,686 of AHF and MedPro SG&A related to its pharmacies and support staff; as well as $6,121 of expense for contingent consideration based on the operating results of our acquisitions. The remaining increase was in all other SG&A to support our growth including bad debt expense, consulting fees, equipment rental, software licensing, travel, and other miscellaneous expenses.

  Other Income (Expense)

        Our other income (expense) for the year ended December 31, 2014 was $(3,377), compared to $(37,203) for the year ended December 31, 2013. The decrease in net expense was primarily attributable to a $43,421 difference in the change in fair value of redeemable common shares. The decrease was partially offset by a $4,842 charge associated with the termination of an existing stock redemption agreement and a $5,153 greater equity loss and impairment of our non-consolidated entity investment in Ageology during the year ended December 31, 2014 primarily due to the recognition of a full impairment totaling $4,869.

  Income Tax Expense

        On January 23, 2014, we changed our income tax status from an S corporation to a C corporation and, as such, now bear income taxes which had previously been borne by our shareholders. Our income tax expense for the years ended December 31, 2014 and 2013 was $4,655 and $0, respectively. For additional information on our conversion from an S corporation to a C corporation, see Note 3 and Note 17 to our consolidated financial statements, included in Item 8 of this report.

Comparison of Years Ended December 31, 2013 and December 31, 2012

  Net Sales

        Our net sales for the year ended December 31, 2013 was $1,515,139, a $388,196 increase, or 34%, compared to $1,126,943 for the year ended December 31, 2012. Prescription volume growth on existing drugs accounted for approximately $178,000 of the increased revenue and was driven by new indications, increased penetration through physicians' offices, growth with existing payors, and the addition of patients from new payors and physician practices. The increase was also the result of approximately $62,000 of additional revenue from drugs that were new to the market or newly dispensed by us. The remaining increase is attributable to manufacturer price increases and payor mix.

  Cost of Goods Sold

        Our cost of goods sold for the year ended December 31, 2013 was $1,426,112, a $368,504 increase, or 35%, compared to $1,057,608 for the year ended December 31, 2012. The increase was primarily the result of the same factors that drove the increase in our net sales over the same time period.

  Selling, General and Administrative Expense

        Our SG&A for the year ended December 31, 2013 was $77,944, a $13,552 increase, or 21%, compared to $64,392 for the year ended December 31, 2012. SG&A in 2013 was higher than in the prior year primarily due to variable costs related to increased net sales and prescription volume during 2012. This increased volume drove the need for additional employees and the overhead required to support the growth.

        The increased employee expense of $6,938, or 18%, was predominantly the result of the additional headcount required to manage the 17% prescription volume increase. Our ongoing efforts to improve IT systems to support current and future growth required additional indirect labor to develop our key systems. The increase in freight expense of $1,920, or 23%, was the result of the increased volume of prescriptions being shipped to patients, as well as price and mix changes related to the type of drugs being shipped to patients. Impairment, restructuring, and acquisition related activities accounted for $1,286 of additional increased expense in 2013. The remaining increase in SG&A included consulting fees, utilities, and other miscellaneous operating expenses.

  Other Income (Expense)

        Our other income (expense) for the year ended December 31, 2013 was $(37,203), compared to $(7,582) for the year ended December 31, 2012. Our change in fair value of redeemable common shares for the year ended December 31, 2013 was $(34,348), compared to $(6,566) for the year ended December 31, 2012. The change in the fair value of redeemable common shares was attributable to appreciation of the value of the common shares. Our interest expense for the year ended December 31, 2013 was $1,996, compared to $1,086 for the year ended December 31, 2012. The additional interest expense was the result of growth and the overall need to draw on the line of credit periodically to manage working capital. Our equity loss on our non-consolidated entity for the year ended December 31, 2013 was $1,055, compared to $267 for the year ended December 31, 2012, an increase attributed to the start-up company's escalation in ramping up their operations. Our other income for the year ended December 31, 2013 was $196, compared to $337 for the year ended December 31, 2012. Other income is derived from state tax credits and the rental of property which we currently own.

Liquidity and Capital Resources

        Our primary uses of cash include funding our working capital, acquiring and maintaining property and equipment and internal use software, business acquisitions, stock and stock option redemptions (prior to our IPO), and debt service. Our primary source of liquidity for our working capital is cash flows generated from operations. At various times during the course of the year, we may be in an operating cash usage position, which may require us to use our short-term borrowings. We continuously monitor our working capital position and associated cash requirements and explore opportunities to more effectively manage our inventory and capital spending. As of December 31, 2014 and 2013, we had $17,957 and $9,109, respectively, of cash and cash equivalents. Our cash balances fluctuate based on working capital needs and the timing of sweeping available cash each day to pay down any outstanding balance on our line of credit, which was $0 at December 31, 2014. Our available liquidity under our revolving line of credit was $108,272 at December 31, 2014.

        We believe that funds generated from operations, our cash and cash equivalents on hand and available borrowing capacity under our revolving line of credit, along with the net proceeds generated from our initial public offering, will be sufficient to meet our working capital and capital expenditure requirements for at least 12 months. Historically, our need to access the capital markets has been limited to refinancing our line of credit at or prior to maturity. However, in June 2014, we increased our commitment under our revolving line of credit to $120,000 from $85,000 in connection with the MedPro acquisition. In addition, we intend to enhance our competitive position through additional complementary acquisitions in both existing and new markets. Therefore, from time to time, we expect to access the equity or debt markets to raise additional funds to fund acquisitions or otherwise on a strategic basis. See "Business-Recent Developments" and "Risk Factors—Risks Related to Our Pending Acquisition of BioRx" for information regarding funding of the BioRx acquisition.

        In October 2014, we completed our IPO in which 15,333,333 shares of common stock were sold at a public offering price of $13.00 per share. Diplomat sold 11,000,000 shares of common stock and certain existing shareholders sold 4,333,333 shares of common stock. Diplomat did not receive any proceeds from the sale of common stock by the existing shareholders. Diplomat received net proceeds of $130,440 after deducting underwriting discounts and commissions of $9,652, and other offering expenses of $2,908. Proceeds of $80,458 were used to repay existing indebtedness to certain current or former shareholders and employees ($19,824), and borrowings under the revolving line of credit ($60,634). The remaining net proceeds of $49,982 continue to be used for working capital and other general purposes.

	Year ended December 31,
	2014	2013	2012
Net cash (used in) provided by operating activities	$(9,568)	$6,227	$5,006
Net cash used in investing activities	(66,084)	(20,292)	(4,849)
Net cash provided by (used in) financing activities	84,500	23,174	(157)

Net increase (decrease) in cash and equivalents	$8,848	$9,109	$—

Net Cash (Used in) Provided by Operating Activities.

        Cash (used in) provided by operating activities consists of significant components of the statement of operations adjusted for changes in various working capital items including accounts receivable, inventories, prepaid expenses, accounts payable and other accrued expenses.

        The $15,795 decrease in cash flow associated with operating activities during the year ended December 31, 2014 compared to the year ended December 31, 2013 was primarily due to a $22,888 increase in net working capital outflows due to a significant increase in inventory levels and an increase in receivables that was partially offset by an increase in payables. This increase in working capital occurred to support the growth of our business. We also experienced a $30,671 increase in net income which was partially offset by non-cash expenses. The most significant changes to non-cash expense were a $43,421 decrease to change in fair value of redeemable common shares, $5,153 loss on Ageology investment, $6,121 increase in estimated contingent consideration for AHF and MedPro, $4,842 termination of existing stock redemptions, $3,689 in excess tax benefits on share-based awards and $3,172 increase in provision for doubtful accounts.

        The $1,221 increase in cash provided by operating activities during the year ended December 31, 2013, compared to the year ended December 31, 2012 is primarily attributable to a $(23,481) decrease in net income and a $26,189 increase in non-cash expenses partially offset by a $4,753 change in our working capital. The increase in non-cash expenses was mostly attributable to a $27,782 increase in the fair value of redeemable common shares and a $932 impairment charge on write-down of our former Swartz Creek, MI headquarters facility. The most significant change in working capital relates to our accounts receivable increasing $5,941 more in 2013 than in 2012, which was primarily the result of an increase in billing and revenue in the month of December 2013 as compared to December 2012.

Net Cash Used in Investing Activities.

        Our primary investing activities have consisted of the acquisitions of infusion specialty pharmacies (AHF and MedPro), investments in non-consolidated entities, capital expenditures to purchase computer equipment, software, furniture and fixtures, labor expenditures associated with capitalized software for internal use, as well as building improvements to support the expansion of our infrastructure and workforce. As our business grows, we expect our capital expenditures and our investment activity to continue to increase.

        The $45,792 increase in cash used in investing activities during the year ended December 31, 2014 compared to the year ended December 31, 2013 was primarily related to a $41,367 increase in acquisitions due to the $51,599 used for the acquisition of MedPro in 2014. We also experienced a $5,426 increase in expenditures for software for internal use and property and equipment as we continue to expand our information systems.

        The $15,443 increase in cash used in investing activities for the year ended December 31, 2013 compared to the year ended December 31, 2012 was primarily related to $10,232 of cash paid for the acquisition of AHF, net of cash acquired. We also increased spend by $1,313 for expenditures related to software for internal use and property and equipment as part of our ongoing effort to improve our information systems. The remaining increase was the result of a $1,000 higher investment in our non-consolidated entity and $2,898 increase primarily related to issuance of a related party notes receivable to our non-consolidated entity.

Net Cash Provided by (Used in) Financing Activities.

        The $61,326 increase in cash provided by financing activities during the year ended December 31, 2014 compared to the year ended December 31, 2013 was primarily due to $130,440 in net proceeds from our IPO and $101,815 in net proceeds from our sales of Series A Preferred Stock in 2014, partially offset by the redemptions of certain outstanding common stock and common stock options and the repayment of all outstanding borrowings in 2014.

        The $23,331 increase in cash available from financing activities during the year ended December 31, 2013 compared to the year ended December 31, 2012 is primarily related to a $12,212 increase in borrowing under our line of credit, which in part facilitated the $9,910 payments on our outstanding notes payable and the $496 larger payment in 2013 on our long term mortgage debt. Also, during 2012, there were shareholder distributions of $10,868, much larger than those in 2013, and stock and stock option redemption payments of $3,894, which did not repeat in 2013.

Other Sources of Liquidity

  Revolving Line of Credit

        On June 26, 2014, we entered into an amended and restated credit agreement with GE Capital Bank, as agent, Comerica Bank, JPMorgan Chase Bank, N.A. and Wells Fargo Bank, N.A., as additional lenders, which matures on July 19, 2017. The amount available for borrowing under the revolving line of credit is the lesser of $120,000 and a borrowing base which is equal to the sum of 85% of eligible accounts receivable and a portion of eligible inventory, less any outstanding letters of credit and swing loans. Additionally, the revolving line of credit permits incremental increases in the line of credit or issuance of term loans up to an aggregate amount of $25,000, subject to specified conditions. Interest on our line of credit is charged at a rate equal to either (a) the base rate, which equates to the rate last quoted by The Wall Street Journal as the "Prime Rate" or as further defined in the agreement in the absence of such, plus an applicable margin (the "Base Rate"); or (b) LIBOR, as defined by the agreement, plus an applicable margin. The applicable margin on the Base Rate borrowings, during all periods presented, is 0.75% and on LIBOR rate borrowings is 1.75%. The effective interest rate for

Base Rate borrowing at December 31, 2013 was 4.00%. The effective rate on LIBOR rate borrowing at December 31, 2013 was 1.92%. At December 31, 2014, we had no borrowings outstanding.

        The line of credit requires us to comply with certain covenant requirements and to certify compliance on a monthly basis. We have been in compliance every period since the inception of the agreement, including on December 31, 2014. The table below sets forth the amount borrowed, and remaining amount available to be borrowed, based on eligible accounts receivable and inventory, as of the specified dates.

	Year ended December 31,
	2014	2013
Maximum borrowing during period	93,173	$68,970
Period end balance	—	62,622
Period end availability(1)	108,272	12,666

(1)
Calculated as the borrowing base in effect on the period end date, less the period end balance outstanding.

Contractual Obligations

        At December 31, 2014, our contractual obligations, including estimated payments due by period, are as follows:

	2015	2016	2017	2018	2019	Total
Revolving line of credit	$—	$—	$—	$—	$—	$—
Interest payments	600	600	334	—	—	1,534
Operating leases	1,809	1,242	482	239	69	3,841

Total	$2,409	$1,842	$816	$239	$69	$5,375

  Revolving Line of Credit

        As of December 31, 2014, the amount available for borrowing under the revolving line of credit is the lesser of $120,000 and the sum of 85% of eligible accounts and a portion of eligible inventory, less any outstanding letters of credit and swing loans, which equated to $108,272. Additionally, the revolving line of credit permits incremental increases in the line of credit or issuance of term loans up to an aggregate amount of $25,000, subject to specified conditions. As of December 31, 2014, we had no outstanding borrowings.

  Interest Payments

        This represents future interest payments due with respect to the line of credit, inclusive of an unused commitment fee.

  Operating Leases

        This represents future minimum payments under non-cancelable operating leases with initial or remaining terms of more than one year.

  Additional Item Not Reflected in Table Above

        We purchase a large portion of our prescription drug inventory from AmerisourceBergen. In January 2012, we entered into an agreement with AmerisourceBergen that required a minimum of approximately $3,500,000 in purchase obligations over a five year period. We fully expect to meet this requirement.

Off-Balance Sheet Arrangements

        During the periods presented, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Estimates

        The accompanying consolidated financial statements, included under Item 8 of this report, have been prepared in conformity with accounting principles generally accepted in the United States of America and, accordingly, our significant accounting policies have been disclosed in Note 3 to the consolidated financial statements. Certain of our accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. These policies require the most difficult, subjective or complex judgments that management makes in the preparation of the consolidated financial statements. We consider an accounting estimate to be critical if (i) the estimates involve matters that are highly uncertain at the time the accounting estimate is made; and (ii) different estimates or changes to estimates could have a material impact on the reported financial position, changes in financial position, or results of operations.

        When more than one accounting principle, or the method of its application, is generally accepted, management selects the principle or method that it considers to be the most appropriate given the specific circumstances. Application of these accounting principles requires our management to make estimates about future resolution of existing uncertainties. Estimates are typically based upon historical experience, current trends, contractual documentation, and other information, as appropriate. Due to the inherent uncertainty involving estimates, actual results reported in the future may differ from those estimates. In preparing these financial statements, management has made its best estimate and judgments of the amounts and disclosures included in the financial statements, giving due regard to materiality. Such critical accounting estimates are discussed below:

  Revenue Recognition

        We recognize revenue from prescription drug sales for home delivery at the time the drugs are shipped. At the time of shipment, we have performed substantially all of our obligations under our payor contracts and do not experience a significant level of returns or reshipments. If we administer a drug treatment regimen in a patient's home, we recognize revenue at time of administration. Revenues from dispensing specialty prescriptions that are picked up by customers at an open door or retail pharmacy location are recorded at prescription adjudication, which approximates fill date. Sales taxes are presented on a net basis (excluded from revenues and costs).

  Share-based Compensation

        We have authorized the granting of restricted stock awards to non-employee directors. Such restricted stock vests on the first anniversary of the grant date. The grant date fair value of the restricted stock award is determined by the market value of our common stock at the date of grant. We expense the grant date fair values of restricted stock over one year on a straight-line basis.

        We have authorized the granting of stock options to key employees with an exercise price no less than the estimated value of the underlying common shares on the date the option is granted. Options generally become exercisable in installments of 25% per year, beginning on the first anniversary of the grant date and each of the three anniversaries thereafter, and have a maximum term of ten years. We use the Black-Scholes-Merton option pricing model to determine the valuation of options.

        We expense the grant date fair values of our employee stock options over their respective vesting periods on a straight-line basis. Estimating grant date fair values for employee stock options requires management to make assumptions regarding expected volatility of the underlying shares, the risk-free rate over the life of the stock options, and the length of time in years that the options granted are expected to be outstanding. Due to our limited history as a public company, expected volatility is primarily based on an implied volatility for a group of industry-relevant healthcare companies as of the measurement date. Risk-free rate is determined based upon U.S. Treasury rates over the estimated expected option lives. Expected dividend yield is zero as we do not anticipate that any dividend will be declared during the expected term of the options. Expected option life is less than the option term. If actual results differ significantly from these estimates and assumptions, particularly in relation to management's estimation of volatility which requires the most judgment due to our limited history as a public entity, share-based compensation expense, primarily with respect to future share-based awards, could be materially impacted.

  Common Stock Valuation

        Prior to October 10, 2014, the fair value of the common stock underlying our share-based awards was determined by our Board of Directors, with input from management. Given the absence of a public trading market of our common stock, and in accordance with the American Institute of Certified Public Accountants Accounting and Valuation Guide: Valuation of Privately-Held-Company Equity Securities Issued as Compensation, the Board of Directors exercised reasonable judgment and considered numerous objective and subjective factors to determine the best estimate of the fair value of our common stock including:

  •
  recent significant investments by sophisticated, institutional investors for purchases of our convertible preferred stock, and the rights, privileges and preferences of such preferred stock to our common stock;

  •
  valuations of our common stock performed by an unrelated third-party valuation specialist;

  •
  our historical and projected operating and financial results;

  •
  the market performance and financial results of comparable publicly-traded companies;

  •
  industry or company-specific considerations;

  •
  likelihood of achieving a liquidity event, such as an initial public offering or a sale of the Company;

  •
  lack of marketability of our common stock; and

  •
  the U.S. and global capital market conditions.

        The nature of the material assumptions and estimates considered to determine the fair market value of our common stock are highly complex and subjective.

        In valuing our common stock in December 2012 and January 2013, our Board of Directors determined the business enterprise value ("BEV") of our business generally using the income approach and the market approach using the market comparable method.

        The income approach estimates fair value based on the expectation of future cash flows that a company will generate such as cash earnings, cost savings, tax deductions, and the proceeds from disposition of assets. These future cash flows are discounted to their present values using a discount rate which reflects the risks inherent in our cash flows. This approach requires significant judgment in estimating projected growth rates and cost trends and in determining a discount rate adjusted for the risks associated with our business.

        The market comparable method estimates fair value based on a comparison of the subject company to comparable public companies in similar lines of business. From the comparable companies, a representative market value multiple is determined which is applied to the subject company's operating results to estimate the value of the subject company. In our valuations, the multiple of the comparable companies was determined using a ratio of the market value of invested capital to projected revenue and/or earnings before interest, taxes and depreciation and amortization for the current and following year. Our peer group of companies included a number of market leaders in the healthcare services industry and related businesses similar to, or adjacent to our own business. The market comparable method requires judgment in selecting the public companies that are most similar to our business and in the application of the relevant market multiples to our financial performance metrics. We have from time to time updated the set of comparable companies utilized as new or more relevant information became available, including changes in the market and our business models and input from third party market and valuation experts.

        Once we determine our BEV under each approach, we apply a weighting to the income approach and the market approach primarily based on the relevance of the peer companies chosen for the market approach analysis as well as other relevant factors. We then reduced the BEV by our total net debt to arrive at the estimated fair value of our common stock. Based on this information, our Board of Directors made the final determination of the estimated fair value of our equity and common stock.

        In valuing our common stock in December 2013, February 2014 and June 2014, our Board of Directors estimated BEV using the subject company transaction method, which is one of the three primary methodologies of the market-based approach. This methodology utilizes the most recent negotiated arm's-length transactions involving the sale or transfer of our stock or equity interests. Our indicated BEV at each valuation date was allocated to the shares of preferred stock, common stock and options using the Black-Scholes-Merton option-pricing model. In January 2014 and April 2014, we negotiated significant investments with sophisticated, institutional investors for purchases of our convertible preferred stock.

        Since October 10, 2014, our common stock has been publicly traded and the fair value of our common stock underlying our share-based awards is determined by such market price. Increases and decreases in the market price of our common stock may also increase and decrease the fair value of our share-based awards granted in future periods.

  Business Combinations

        The assets acquired and liabilities assumed in a business combination, including identifiable intangible assets, are based on their estimated fair values as of the acquisition date. The excess of purchase price over the estimated fair value of the net tangible and identifiable intangible assets acquired is recorded as goodwill. The allocation of the purchase price requires management to make significant estimates in determining the fair values of assets acquired and liabilities assumed, especially with respect to intangible assets. These estimates are based on information obtained from management of the acquired companies and historical experience and are generally made with the assistance of an independent valuation firm. These estimates can include, but are not limited to, the cash flows that an asset is expected to generate in the future, and the cost savings expected to be derived from acquiring an asset. When an acquisition involves contingent consideration, we recognize a liability equal to the fair value of the contingent consideration obligation at the acquisition date. The estimate of fair value of a contingent consideration obligation requires subjective assumptions to be made regarding future business results, discount rates and probabilities assigned to various potential business result scenarios.

        These estimates are inherently uncertain and unpredictable, and if different estimates were used the purchase price for the acquisition could be allocated to the acquired assets and liabilities differently from the allocation that we have made. In addition, unanticipated events and circumstances may occur which affect the accuracy or validity of such estimates, and if such events occur we may be required to record a charge against the value ascribed to an acquired asset or an increase in the amounts recorded for assumed liabilities.

  Goodwill

        Goodwill is reviewed for impairment annually or more frequently if indicators of impairment exist. Goodwill impairment testing involves a comparison of the estimated fair value of reporting units to the respective carrying amount, which may be performed utilizing either a qualitative or quantitative assessment. A reporting unit is defined as an operating segment or one level below an operating segment. The qualitative assessment evaluates various events and circumstances, such as macro-economic conditions, industry and market conditions, cost factors, relevant events and financial trends that may impact a reporting unit's fair value. If it is determined that the estimated fair value of the reporting unit is more-likely-than not less than the carrying amount, including goodwill, the quantitative two-step impairment test is required. Otherwise, no further analysis would be required.

        If the two-step impairment test for goodwill is deemed necessary, this quantitative impairment analysis compares the fair value of our reporting unit to its carrying value. If the fair value of the reporting unit is less than its carrying amount, an indication of goodwill impairment exists and we must perform step two of the impairment test. Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit's goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation and the residual fair value after this allocation is the implied fair value of the reporting unit goodwill. The reporting unit's fair value is based upon consideration of various valuation methodologies, including projected future cash flows discounted at rates commensurate with the risks involved, guideline transaction multiples, and multiples of current and future earnings. Any adverse change in these factors could have a significant impact on the recoverability of these assets and could have a material impact on our consolidated financial statements.

        We have one reporting unit. We perform our annual impairment review of goodwill as of October 1 and when a triggering event occurs between annual impairment tests. For 2014, we performed a qualitative assessment of goodwill and determined that it was not more likely than not that the fair values of our reporting unit was less than the carrying amount. Accordingly, we determined that our goodwill was not impaired.

  Long-lived Assets

        Long-lived assets, such as property and equipment, and definite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. In assessing long-lived assets for impairment, assets are grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. If circumstances require long-lived asset or asset group to be tested for possible impairment, we compare the undiscounted cash flows expected to be generated by that asset or asset group to its carrying amount. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment charge is recognized to the extent that the carrying amount exceeds its fair value. Fair values of long-lived assets are determined through various techniques, such as applying probability weighted, expected present value calculations to the estimated future cash flows using assumptions a market participant would utilize or through the use of valuation specialist.

        Management believes that the estimates of future cash flows and fair value assumptions are reasonable; however, changes in assumptions underlying these estimates could affect the valuations.

Long-lived assets held for sale are recorded at the lower of their carrying amount or fair value less cost to sell. Significant judgments and estimates used by management when evaluating long-lived assets for impairment include (i) an assessment as to whether an adverse event or circumstance has triggered the need for an impairment review, (ii) undiscounted future cash flows generated by the asset, and (iii) fair valuation of the asset.

  Income Taxes

        We account for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We provide a valuation allowance against net deferred tax assets unless, based upon the available evidence, it is more likely than not that the deferred tax assets will be realized.

        Prior to January 23, 2014, we had elected to be taxed under the provisions of Subchapter S of the Internal Revenue Code. Under these provisions, we did not pay federal corporate income taxes on our taxable income. Instead, the shareholders were liable for individual federal income taxes on their respective shares of our taxable income. Distributions were made periodically to our shareholders to the extent needed to cover their income tax liability based on our taxable income.

        We prepare and file tax returns based on interpretations of tax laws and regulations. In the normal course of business, our tax returns are subject to examination by various taxing authorities. Such examinations may result in future tax and interest assessments by these taxing authorities. In determining our tax provision for financial reporting purposes, we establish a reserve for examination, based on their technical merits. That is, for reporting purposes, we only recognize tax benefits taken on the tax return if we believe it is more likely than not that such tax position would be sustained. There is considerable judgment involved in determining whether it is more likely than not that such tax positions would be sustained. As of December 31, 2014, we concluded there were no significant uncertain tax positions.

        We adjust our tax reserve estimates periodically because of ongoing examinations by, and settlements with, varying taxing authorities, as well as changes in tax laws, regulations and interpretations. The consolidated tax provision of any given year includes adjustments to prior year income tax accruals and related estimated interest charges that are considered appropriate. Our policy is to recognize, when applicable, interest and penalties on uncertain income tax positions as part of income tax expense.

  Allowance for Doubtful Accounts

        We maintain an allowance for doubtful accounts that reduces receivables to amounts that we expect to be collected. In estimating this allowance, we consider overall economic conditions, historical and anticipated customer performance, historical experience with write-offs, and the level of past due accounts. Our general policy for uncollectible accounts, if not reserved through specific examination procedures, is to reserve based upon the aging categories of accounts receivable. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

  Inventories

        Inventories are stated at the lower of cost or market with cost determined using the first-in first-out (FIFO) method. The inventory quantities may be further adjusted quarterly based on a physical inventory count. We also recognize a loss whenever inventory is impaired by damage, deterioration, obsolescence, change in price levels, or other cause. We consider factors such as excess or slow-moving inventories, product expiration dating, current and future customer demand, and market conditions to determine if any adjustment to inventory cost is necessary.

Recently Issued Accounting Standards to be Implemented

        In April 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-8, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which significantly changes the criteria for determining which disposals can be presented as discontinued operations and introduces new, more detailed, disclosure requirements. The ASU is effective for annual periods beginning on or after December 15, 2014, and interim periods within annual periods beginning on or after December 15, 2015 with early adoption permitted in certain circumstances. We will apply the guidance prospectively to new disposals and new classifications of disposal groups as held for sale.

        In May 2014, the FASB issued ASU No. 2014-9, Revenue from Contracts with Customers (Topic 606), which will supersede the existing revenue recognition guidance under U.S. generally accepted accounting principles. The new standard focuses on creating a single source of revenue guidance for revenue arising from contracts with customers for all industries. The objective of the new standard is for companies to recognize revenue when it transfers the promised goods or services to its customers at an amount that represents what the company expects to be entitled to in exchange for those goods or services. The standard is effective retrospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2016. Early adoption is not permitted. We are currently assessing the potential impact on our operations and financial statements.

        In June 2014, the FASB issued ASU No. 2014-12, Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Targets Could Be Achieved after the Requisite Service Period, which requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. This ASU is effective within annual periods beginning on or after December 15, 2015, including interim periods within that reporting period. We are currently evaluating the impact that the adoption of this guidance will have on our financial position, results of operations, cash flows and/or disclosures.

        In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern (subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern, which requires management to evaluate, at each annual and interim reporting period, whether there is substantial doubt about our ability to continue as a going concern within one year after the date the financial statements are issued and provide related footnote disclosures. This ASU is effective for annual periods ending after December 15, 2016, and for annual periods and interim periods thereafter. This standard is not expected to have a material impact on our financial statements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Our operations are solely in the U.S. (and U.S. Territories) and are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate and certain exposure, as well as risks, relating to changes in the general economic conditions in the U.S. We are exposed to interest rate fluctuations with regard to future issuances of fixed-rate debt, and existing and future issuances of floating-rate debt. Primary exposures include the U.S. Prime Rate and LIBOR related to debt outstanding under our line of credit. In the past, we used interest rate swaps to reduce the volatility of our financing costs and to achieve a desired proportion of fixed and floating-rate debt. We did not use its interest rate swaps for trading or other speculative purposes. We currently are not using any interest rate swaps, but may in the future.

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Diplomat Pharmacy, Inc.
Flint, Michigan

        We have audited the accompanying consolidated balance sheets of Diplomat Pharmacy, Inc. as of December 31, 2014 and 2013 and the related consolidated statements of operations, cash flows and changes in shareholders' equity (deficit) for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Diplomat Pharmacy, Inc. at December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

Chicago, Illinois
March 3, 2015

Diplomat Pharmacy, Inc.

Consolidated Balance Sheets

	December 31,
	2014	2013
	(dollars in thousands, except par values)
Assets
Current assets:
Cash and cash equivalents	$17,957	$9,109
Accounts receivable, net	158,450	110,294
Inventories	110,683	56,454
Deferred income taxes	1,813	—
Prepaid expenses and other current assets	2,183	1,924

Total current assets	291,086	177,781
Property and equipment, net	13,150	12,378
Capitalized software for internal use, net	13,236	6,564
Goodwill	23,148	1,537
Intangible assets, net	44,973	7,100
Investment in non-consolidated entities	3,500	5,577
Other noncurrent assets	993	840

Total assets	$390,086	$211,777

Liabilities and Shareholders' Equity (Deficit)
Current liabilities:
Accounts payable	$202,495	$142,353
Borrowings on line of credit	—	62,622
Short-term debt, including current portion of long-term debt	—	6,693
Accrued expenses:
Contingent consideration	6,282	650
Compensation and benefits	2,257	2,703
Other	4,394	1,646

Total current liabilities	215,428	216,667
Long-term debt, less current portion	—	18,849
Contingent consideration, less current portion	5,409	650
Deferred income taxes	518	—
Other noncurrent liabilities	4	23
Mandatorily redeemable common shares, $1.00 par value; 3,187,500 shares outstanding at December 31, 2013	—	53,370

Total liabilities	221,359	289,559

Commitments and contingencies
Shareholders' equity (deficit):
Preferred stock, 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock:
Common stock, no par value, 590,000,000 shares authorized in 2014; 51,457,023 shares issued and outstanding at December 31, 2014	148,901	—
Class A common stock, $1.00 par value, 42,500,000 shares authorized; 1,657,500 shares issued and outstanding at December 31, 2013	—	—
Class B common stock, $1.00 par value, 807,500,000 shares authorized; 31,492,500 shares issued and outstanding at December 31, 2013	—	4
Class C common stock, $1.00 par value, 6,222,000 shares authorized; none issued and outstanding	—	—
Additional paid-in capital	9,893	4,186
Retained earnings (accumulated deficit)	5,354	(81,972)

Total Diplomat Pharmacy shareholders' equity (deficit)	164,148	(77,782)
Noncontrolling interest	4,579	—

Total shareholders' equity (deficit)	168,727	(77,782)

Total liabilities and shareholders' equity (deficit)	$390,086	$211,777

See accompanying notes to consolidated financial statements.

Diplomat Pharmacy, Inc.

Consolidated Statements of Operations

	Year Ended December 31,
	2014	2013	2012
	(dollars in thousands, except per share amounts)
Net sales	$2,214,956	$1,515,139	$1,126,943
Cost of goods sold	(2,074,817)	(1,426,112)	(1,057,608)

Gross profit	140,139	89,027	69,335
Selling, general and administrative expenses	(127,556)	(77,944)	(64,392)

Income from operations	12,583	11,083	4,943

Other income (expense):
Interest expense	(2,528)	(1,996)	(1,086)
Change in fair value of redeemable common shares	9,073	(34,348)	(6,566)
Termination of existing stock redemption agreement	(4,842)	—	—
Equity loss and impairment of non-consolidated entities	(6,208)	(1,055)	(267)
Other	1,128	196	337

Total other income (expense)	(3,377)	(37,203)	(7,582)

Income (loss) before income taxes	9,206	(26,120)	(2,639)
Income tax expense	(4,655)	—	—

Net income (loss)	4,551	(26,120)	(2,639)
Less: net loss attributable to noncontrolling interest	(225)	—	—

Net income (loss) attributable to Diplomat Pharmacy, Inc.	4,776	(26,120)	(2,639)
Net income allocable to preferred shareholders	458	—	—

Net income (loss) allocable to common shareholders	$4,318	$(26,120)	$(2,639)

Net income (loss) per common share:
Basic	$0.12	$(0.79)	$(0.08)

Diluted	$0.11	$(0.79)	$(0.08)

Weighted average common shares outstanding:
Basic	35,990,122	33,141,500	33,141,500

Diluted	38,535,325	33,141,500	33,141,500

Pro forma data—(Unaudited) (Note 2)
Income (loss) before income taxes	$9,206	$(26,120)	$(2,639)
Income tax expense	(2,189)	(2,911)	(1,558)

Net income (loss)	7,017	(29,031)	(4,197)
Less: loss attributable to noncontrolling interest	(225)	—	—

Net income (loss) attributable to Diplomat Pharmacy, Inc.	7,242	(29,031)	(4,197)
Net income allocable to preferred shareholders	694	—	—

Net income (loss) allocable to common shareholders	$6,548	$(29,031)	$(4,197)

Net income (loss) per common share:
Basic	$0.18	$(0.88)	$(0.13)

Diluted	$0.17	$(0.88)	$(0.13)

See accompanying notes to consolidated financial statements.

Diplomat Pharmacy, Inc.

Consolidated Statements of Cash Flows

	Year ended December 31,
	2014	2013	2012
	(dollars in thousands)
Cash flows from operating activities:
Net income (loss)	$4,551	$(26,120)	$(2,639)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	8,139	3,934	3,842
Asset impairment	—	932	—
Change in fair value of redeemable common shares	(9,073)	34,348	6,566
Change in fair value of contingent consideration	6,121	—	—
Termination of existing stock redemption agreement	4,842	—	—
Share-based compensation expense	2,871	886	915
Equity loss and impairment of non-consolidated entities	6,208	1,055	267
Net provision for doubtful accounts	4,045	873	605
Amortization of debt issuance costs	366	204	85
Deferred income tax benefit	(1,295)	—	—
Excess tax benefits related to share-based awards	(3,689)	—	—
Loss on sale or disposal of property and equipment	132	13	29
Certain expenses paid with notes	—	—	480
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(43,130)	(29,774)	(23,833)
Inventories	(50,334)	(14,109)	(13,995)
Accounts payable	56,505	36,138	31,854
Other assets and liabilities	4,173	(2,153)	830

Net cash (used in) provided by operating activities	(9,568)	6,227	5,006

Cash flows from investing activities:
Payments to acquire businesses, net of cash acquired	(51,599)	(10,232)	—
Expenditures for capitalized software for internal use	(9,470)	(4,679)	(1,105)
Expenditures for property and equipment	(1,487)	(852)	(3,214)
Capital investment in and loans to non-consolidated entities	(4,000)	(4,500)	(1,500)
Net repayment (issuance) of related parties' notes receivable	150	(69)	829
Net proceeds from sales of property and equipment	322	40	141

Net cash used in investing activities	(66,084)	(20,292)	(4,849)
Cash flows from financing activities:
Net (payments on) borrowings from line of credit	(62,622)	35,602	23,390
Payments on long-term debt	(25,542)	(10,540)	(7,893)
Proceeds from initial public offering, net of issuance costs	130,440	—	—
Proceeds from sale of preferred stock, net of transaction costs	101,815	—	—
Payments made to repurchase common stock	(53,400)	—	(2,851)
Payments made to repurchase stock options	(9,400)	—	(1,043)
Excess tax benefits related to share-based awards	3,689	—	—
Payment of debt issuance costs	(480)	(204)	(892)
Shareholder distributions	—	(1,684)	(10,868)

Net cash provided by (used in) financing activities	84,500	23,174	(157)

Net increase in cash and cash equivalents	8,848	9,109	—
Cash and cash equivalents, at beginning of year	9,109	—	—

Cash and cash equivalents, at end of year	$17,957	$9,109	$—

Supplemental disclosures of cash flow information:
Issuance of common stock as partial consideration for a business acquisition	$12,000	$—	$—
Removal of common stock redemption features	7,116	—	—
Cash paid for interest	2,248	1,793	1,041
Cash paid for income taxes	5,924	—	—
Issuance of notes payable associated with stock and stock option redemptions	—	—	28,249
Distributions declared, not yet paid	—	—	6,413
Foregiveness of note receivable	—	—	196

See accompanying notes to consolidated financial statements.

Diplomat Pharmacy, Inc.
Consolidated Statements of Changes in Shareholders' Equity (Deficit)
(dollars in thousands, except share amounts)

	Common Stock								Total Diplomat Pharmacy, Inc. Shareholders' Equity (Deficit)
	Class A		Class B		No Par			Retained Earnings (Accumulated Deficit)			Total Shareholders' Equity (Deficit)
							Additional Paid-In Capital			Noncontrolling Interest
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2012	1,657,500	$—	31,492,500	$4	—	—	$2,898	$(32,993)	$(30,091)	$—	$(30,091)
Net loss	—	—	—	—	—	—	—	(2,639)	(2,639)	—	(2,639)
Share-based compensation expense	—	—	—	—	—	—	915	—	915	—	915
Redemption of stock options	—	—	—	—	—	—	(513)	(1,953)	(2,466)	—	(2,466)
Shareholder distributions	—	—	—	—	—	—	—	(17,281)	(17,281)	—	(17,281)

Balance at December 31, 2012	1,657,500	—	31,492,500	4	—	—	3,300	(54,866)	(51,562)	—	(51,562)
Net loss	—	—	—	—	—	—	—	(26,120)	(26,120)	—	(26,120)
Share-based compensation expense	—	—	—	—	—	—	886	—	886	—	886
Shareholder distributions	—	—	—	—	—	—	—	(986)	(986)	—	(986)

Balance at December 31, 2013	1,657,500	—	31,492,500	4	—	—	4,186	(81,972)	(77,782)	—	(77,782)
Net income (loss)	—	—	—	—	—	—	—	4,776	4,776	(225)	4,551
Reclassification of S Corporation accumulated deficit	—	—	—	—	—	—	(82,550)	82,550	—	—	—
Redemption of shares of common stock	—	—	(2,850,407)	—	—	—	(47,726)	—	(47,726)	—	(47,726)
Removal of common stock redemption features	—	—	425,000	—	—	—	7,116	—	7,116	—	7,116
Redemption of stock options	—	—	—	—	—	—	(9,400)	—	(9,400)	—	(9,400)
Issuance of shares of Class B common stock as partial consideration in aquisition of MedPro Rx, Inc.	—	—	716,695	—	—	—	12,000	—	12,000	—	12,000
Issuance of shares of Class B common stock in connection with termination of existing stock redemption agreement	—	—	372,486	—	—	—	4,842	—	4,842	—	4,842
Capital investment in subsidiary by noncontrolling shareholders	—	—	—	—	—	—	—	—	—	4,804	4,804
Share-based compensation expense	—	—	—	—	—	—	2,871	—	2,871	—	2,871
Excess tax benefits related to share-based awards	—	—	—	—	—	—	3,689	—	3,689	—	3,689
Proceeds from initial public offering, net of issuance costs	—	—	—	—	11,000,000	—	130,440	—	130,440	—	130,440
Conversion of capital stock into new shares:
Redeemable common stock	—	—	—	—	2,423,616	31,507	—	—	31,507	—	31,507
Series A Preferred Stock	—	—	—	—	6,211,356	101,815	—	—	101,815	—	101,815
Class A and B common stock	(1,657,500)	—	(30,156,274)	(4)	31,813,774	4	—	—	—	—	—
Reclassification of capital	—	—	—	—	—	15,575	(15,575)	—	—	—	—
Restricted stock awards	—	—	—	—	8,277	—	—	—	—	—	—

Balance at December 31, 2014	—	$—	—	$—	51,457,023	$148,901	$9,893	$5,354	$164,148	$4,579	$168,727

See accompanying notes to consolidated financial statements.

DIPLOMAT PHARMACY, INC.

Notes to Consolidated Financial Statements

(dollars in thousands, except per share amounts)

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

        Diplomat Pharmacy, Inc. and its consolidated subsidiaries (the "Company") operate a specialty pharmacy business which stocks, dispenses and distributes prescriptions for various biotechnology and specialty pharmaceutical manufacturers. Its primary focus is on medication management programs for individuals with complex chronic diseases, including oncology, immunology, hepatitis, multiple sclerosis, HIV, specialized infusion therapy and many other serious or long-term conditions. The Company has its corporate headquarters and main distribution facility in Flint, Michigan and maintains seven other pharmacy locations in California, Connecticut, Florida, Illinois, Massachusetts, Michigan and North Carolina and has centralized call centers to effectively deliver services to customers located in all 50 states in the United States of America ("U.S.") and U.S. territories.

Initial Public Offering

        In October 2014, the Company completed its initial public offering ("IPO") in which 15,333,333 shares of common stock were sold at a public offering price of $13.00 per share. The Company sold 11,000,000 shares of common stock and certain existing shareholders sold 4,333,333 shares of common stock. The Company did not receive any proceeds from the sale of common stock by the existing shareholders. The Company received net proceeds of $130,440 after deducting underwriting discounts and commissions of $9,652, and other offering expenses of $2,908. Proceeds of $80,458 were used to repay existing indebtedness to certain current or former shareholders and employees ($19,824), and borrowings under the revolving line of credit ($60,634). The remaining net proceeds of $49,982 continue to be used for working capital and other general purposes.

        Immediately prior to the closing of the IPO, each share of the Company's then-outstanding capital stock converted into one share of its newly-authorized shares of no par value common stock. Refer to notes 13, 14 and 15.

2. BASIS OF PRESENTATION

        The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. ("U.S. GAAP").

Stock Split

        In October 2014, immediately prior to the completion of the IPO, the Board of Directors declared and approved a 8,500-for-one stock split, effected in the form of a stock dividend, on each share of common stock outstanding to the common shareholders of record. Accordingly, all share and per share amounts in these consolidated financial statements and notes thereto, were adjusted, where applicable, to reflect the stock split on a retroactive basis.

Effect of Conversion from S Corporation to C Corporation

        On January 23, 2014, the Company changed its income tax status from an S corporation to a C corporation. Accordingly, on that date, the Company recorded a net deferred income tax liability of $2,965 and a charge to income tax expense for the same amount. The Company reclassified its accumulated deficit, inclusive of the net deferred tax liability adjustment, into additional paid-in capital on the date of conversion. The pro forma data included on the consolidated statements of operations

DIPLOMAT PHARMACY, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except per share amounts)

2. BASIS OF PRESENTATION (Continued)

gives effect for income taxes, for each period presented, as if the election was made effective January 1, 2012.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  a)    Principles of Consolidation

        The consolidated financial statements include the accounts of Diplomat Pharmacy, Inc. and its wholly-owned subsidiaries, and a 51%-owned subsidiary, formed in August 2014, which the Company controls. The Company also owns a 25% interest in a non-consolidated entity which is accounted for under the equity method of accounting since the Company does not control but has the ability to exercise significant influence over operating and financial policies. Investment in an entity in which the Company owns less than 20% and does not have the ability to exercise significant influence is accounted for under the cost method.

        Noncontrolling interest in a consolidated subsidiary in the consolidated balance sheets represents the minority shareholders' proportionate share of the equity in such subsidiary. Consolidated net income (loss) is allocated to the Company and noncontrolling interests (i.e. minority shareholders) in proportion to their percentage ownership. All intercompany transactions and accounts have been eliminated in consolidation.

  b)    Use of Estimates

        The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported therein. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be based upon amounts that differ from these estimates.

  c)    Concentrations of Risk

        Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash on deposit with banks or other financial institutions and trade accounts receivable.

        A federal program provides non-interest bearing cash balances insurance coverage up to $250 per depositor at each financial institution. The Company's cash balances may exceed federally insured limits.

        Concentration of credit risk with respect to trade accounts receivable is limited by the large number of patients comprising the Company's customer base and their dispersion across multiple payors and multiple geographic areas. No single customer accounted for more than 10% of net sales for any period presented or trade accounts receivable at December 31, 2014 and 2013.

  d)    Cash Equivalents

        The Company considers all highly liquid investments with maturities of three months or less from the date of purchase to be cash equivalents.

DIPLOMAT PHARMACY, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except per share amounts)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  e)    Accounts Receivable, net

        Trade accounts receivable are stated at the invoiced amount. Trade accounts receivable primarily include amounts from third-party pharmacy benefit managers and insurance providers and are based on contracted prices. Trade accounts receivable are unsecured and require no collateral. Trade accounts receivable terms vary by payor, but generally are due within 30 days after the sale of the product or performance of the service.

        The Company maintains an allowance for doubtful accounts that reduces receivables to amounts that are expected to be collected. In estimating the allowance, management considers factors such as current overall economic conditions, historical and anticipated customer performance, historical experience with write-offs, and the level of past due accounts. The Company's general policy for uncollectible accounts, if not reserved through specific examination procedures, is to reserve based upon the aging categories of accounts receivable. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

        Activity in the allowance for doubtful accounts was as follows:

	Year Ended December 31,
	2014	2013	2012
Beginning balance	$(849)	$(751)	$(675)
Charged to expense	(4,045)	(873)	(605)
Write-offs, net of recoveries	1,851	775	529

Ending balance	$(3,043)	$(849)	$(751)

  f)    Inventories

        Inventories, consisting primarily of prescription medications, over-the-counter ("OTC") medications and medical supplies, are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Prescription medications are returnable to the Company's vendors and fully refundable before six months of expiration, and any remaining expired medication is relieved from inventory on a quarterly basis.

  g)    Property and Equipment, net

        Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed generally on a straight-line basis over the estimated useful lives of the assets. The cost of leasehold improvements are amortized either over the life of the improvement or the lease term, whichever is shorter. For income tax purposes, accelerated methods of depreciation are generally used. Significant improvements are capitalized and disposed or replaced property is written off. Maintenance and repairs are charged to expense in the period they are incurred. When items of property or equipment are sold or retired, the related cost and accumulated depreciation are removed from the accounts, and any gain or loss is included in earnings.

DIPLOMAT PHARMACY, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except per share amounts)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Assets held for sale are carried at the lower of its carrying amount or estimated fair values less costs to sell.

  h)    Capitalized Software for Internal Use

        The Company capitalizes certain development costs primarily related to a custom-developed scalable patient care system. The Company expenses the costs incurred during the preliminary project stage, and capitalizes the direct development costs, including the associated payroll and related costs for employees working on development, and outside contractors during the application development stage. The Company monitors development on an ongoing basis and capitalizes the costs of any major improvements or that result in significant additional functionality.

        Capitalized internal use software costs are amortized on a straight-line basis over the estimated useful lives of the assets, generally three years. For income tax purposes, accelerated methods of amortization are generally used. Management evaluates the useful lives of these assets on an annual basis.

  i)    Intangible Assets

        Intangible assets consist of assets related to acquisitions and are amortized over their estimated useful lives using the accelerated method for patient relationships and the straight line method for the remaining intangible assets.

  j)    Long-Lived Assets

        Long-lived assets, such as property and equipment, capitalized software for internal use, and definite-lived intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group to be tested for possible impairment, the Company compares the undiscounted cash flows expected to be generated by that asset or asset group to its carrying amount. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment charge is recognized to the extent that the carrying amount exceeds fair value. Fair value is determined through various valuation techniques, such as discounted cash flow models and third-party independent appraisals.

  k)    Goodwill

        Goodwill represents the excess acquisition cost of an acquired entity over the estimated fair values of the net tangible assets and the identifiable assets acquired. As described in Note 4, the Company has recorded goodwill in connection with its acquisition of MedPro Rx, Inc. and American Homecare Federation, Inc. Goodwill is not amortized, but rather is reviewed for impairment annually or more frequently if facts or circumstances indicate that the carrying value may not be recoverable.

        The Company has determined that it has a single reporting unit for the purpose of the goodwill impairment test. An entity has the option to perform a qualitative assessment to determine whether it is more-likely-than-not that the fair value of the reporting unit is less than its carrying amount prior to performing the two-step quantitative impairment test. The qualitative assessment evaluates various

DIPLOMAT PHARMACY, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except per share amounts)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

events and circumstances, such as macro-economic conditions, industry and market conditions, cost factors, relevant events and financial trends that may impact a reporting unit's fair value. If it is determined that the estimated fair value of the reporting unit is more-likely-than not less than its carrying amount, including goodwill, the two-step quantitative goodwill impairment test is required. Otherwise, no further analysis would be required.

        If the two-step impairment test for goodwill is deemed necessary, this quantitative impairment analysis compares the fair value of the Company's reporting unit to its related carrying value. If the fair value of the reporting unit is less than its carrying amount, an indication of goodwill impairment exists and the Company must perform step two of the impairment test. Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit's goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation and the residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Fair value of the reporting unit is determined using a discounted cash flow analysis. If the fair value of the reporting unit exceeds its carrying amount, step two does not need to be performed.

        The Company performs its annual impairment review of goodwill as of October 1 and when a triggering event occurs between annual impairment tests. For 2014, the Company performed a qualitative assessment of goodwill and determined that it was not more likely than not that the fair values of its reporting unit was less than the carrying amount. Accordingly, the Company determined that its goodwill was not impaired.

  l)    Debt Issuance Costs

        Costs incurred related to the issuance of the line of credit facility are deferred and being amortized to interest expense over the term of the agreement using the straight-line method. Net debt issuance costs were $921 and $808 at December 31, 2014 and 2013, respectively, and are included in other noncurrent assets in the consolidated balance sheets.

  m)    Share-Based Compensation

        Stock options expected to be settled in shares of the Company's common stock are recorded as equity awards with an exercise price equal to fair value on the date of grant. The grant date fair value of these awards is measured using the Black-Scholes-Merton option pricing model. The Company expenses the grant date fair value of its stock options over their respective vesting periods on a straight-line basis.

        Restricted stock awards expected to be settled in shares of the Company's common stock are recorded as equity awards. These awards vest on the first anniversary of the grant date.

  n)    Revenue Recognition

        The Company recognizes revenue from prescription drug sales for home delivery at the time the drugs are shipped. At the time of shipment, the Company performed substantially all of its obligations under its payor contracts and does not experience a significant level of returns or reshipments. If the Company administers a drug treatment regimen in a patient's home, the Company recognizes revenue

DIPLOMAT PHARMACY, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except per share amounts)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

at time of administration. Revenues from dispensing specialty prescriptions that are picked up by patients at an open door or retail pharmacy location are recorded at prescription adjudication, which approximates fill date. Sales taxes are presented on a net basis (excluded from revenues and costs). Revenues generated from prescription drug sales were $2,202,299, $1,504,534 and $1,119,775 for the years ended December 31, 2014, 2013 and 2012, respectively.

        Shipping and handling costs are not billed to patients; therefore, there are no shipping and handling revenues. Conversely, the Company recognizes shipping and handling costs as incurred as a component of "Selling, general and administrative expenses" and were $12,263, $10,123 and $8,203 for the years ended December 31, 2014, 2013 and 2012, respectively.

        The Company recognizes revenue from service, data and consulting services when the services have been performed and the earnings process is therefore complete. Revenues generated from service, data and consulting services were $12,657, $10,605 and $7,168 for the years ended December 31, 2014, 2013 and 2012, respectively.

        The Company derived its revenue from the following therapeutic classes:

	Year Ended December 31,
	2014	2013	2012
Oncology	$1,068,751	$736,987	$495,028
Immunology(1)	438,145	378,685	319,092
Multiple Sclerosis	226,805	169,470	110,947
Other (none greater than 10%)	481,255	229,997	201,876

Total revenue	$2,214,956	$1,515,139	$1,126,943

(1)
Includes drugs dispensed to treat arthritis, Crohn's disease and psoriasis.

  o)    Advertising and Marketing Costs

        Advertising and marketing costs are expensed as incurred and were $1,555, $823 and $604 for the years ended December 31, 2014, 2013 and 2012, respectively.

  p)    Income Taxes

        Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company provides a valuation allowance against net deferred tax assets unless, based upon the available evidence, it is more likely than not that the deferred tax assets will be realized.

DIPLOMAT PHARMACY, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except per share amounts)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The Company records interest and penalties related to tax uncertainties as income tax expense. Based on management's evaluation, the Company concluded there were no significant uncertain tax positions requiring recognition in its consolidated financial statements.

        Prior to January 23, 2014, the Company had elected to be taxed under the provisions of Subchapter S of the Internal Revenue Code. Under these provisions, the Company did not pay federal corporate income taxes on its taxable income. Instead, the shareholders were liable for individual federal income taxes on their respective shares of the Company's taxable income. Distributions were made periodically to the Company's shareholders to the extent needed to cover their income tax liability based on the Company's taxable income.

  q)    Segment Information

        The Company's chief operating decision maker reviews the financial results of the Company in total when evaluating financial performance and for purposes of allocating resources. The Company has thus determined that it operates in a single specialty pharmacy services reportable segment.

  r)    Recently Issued Accounting Pronouncements to be Implemented

        In April 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-8, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which significantly changes the criteria for determining which disposals can be presented as discontinued operations and introduces new, more detailed, disclosure requirements. The ASU is effective for annual periods beginning on or after December 15, 2014, and interim periods within annual periods beginning on or after December 15, 2015 with early adoption permitted in certain circumstances. The Company will apply the guidance prospectively to new disposals and new classifications of disposal groups as held for sale.

        In May 2014, the FASB issued ASU No. 2014-9, Revenue from Contracts with Customers (Topic 606), which will supersede the existing revenue recognition guidance under U.S. GAAP. The new standard focuses on creating a single source of revenue guidance for revenue arising from contracts with customers for all industries. The objective of the new standard is for companies to recognize revenue when it transfers the promised goods or services to its customers at an amount that represents what the company expects to be entitled to in exchange for those goods or services. The standard is effective retrospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2016. Early adoption is not permitted. The Company is currently assessing the potential impact of adopting this ASU on its operations and financial statements.

        In June 2014, the FASB issued ASU No. 2014-12, Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Targets Could Be Achieved after the Requisite Service Period, which requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. This ASU is effective within annual periods beginning on or after December 15, 2015, including interim periods within that reporting period. The Company is currently evaluating the impact

DIPLOMAT PHARMACY, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except per share amounts)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

that the adoption of this guidance will have on its financial position, results of operations, cash flows and/or disclosures.

        In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern (subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern, which requires management to evaluate, at each annual and interim reporting period, whether there is substantial doubt about the Company's ability to continue as a going concern within one year after the date the financial statements are issued and provide related footnote disclosures. This ASU is effective for annual periods ending after December 15, 2016, and for annual periods and interim periods thereafter. This standard is not expected to have a material impact on the Company's financial statements.

4. ACQUISITIONS

MedPro Rx, Inc.

        In June 2014, the Company acquired all of the authorized, issued and outstanding shares of capital stock of MedPro Rx, Inc. ("MedPro"). MedPro, based in Raleigh, North Carolina, is a specialty pharmacy focused on specialty infusion therapies including hemophilia and immune globulin. The Company acquired MedPro to expand its existing specialty infusion business and to increase its presence in the mid-Atlantic and Southern regions of the U.S. The Company ascribes significant value to the cost reductions as well as synergies and other benefits that do not meet the recognition criteria of acquired identifiable intangible assets. Accordingly, the value of these components is included within goodwill. The acquisition is treated as a stock purchase for accounting purposes, and the goodwill resulting from this acquisition is deductible for tax purposes. The results of operations for MedPro are included in the Company's consolidated financial statements from the acquisition date and include approximately $49,454 of sales made directly by MedPro during the second half of 2014.

        The Company did not acquire MedPro's affiliate from which MedPro leased certain operating and other facilities. Instead, the Company, commensurate with the acquisition, entered into a five-year external lease agreement for the facilities on similar terms. As the Company does not direct the significant activities of the lessor, it is not consolidated into the Company's financial statements.

DIPLOMAT PHARMACY, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except per share amounts)

4. ACQUISITIONS (Continued)

        The Company accounted for its acquisition of MedPro using the acquisition method as required by FASB ASC Topic 805, Business Combinations ("FASB ASC 805"). The following table summarizes the consideration transferred to acquire MedPro:

Cash	$52,267
716,695 restricted Class B common shares	12,000
Contingent consideration at fair value	4,270

$68,537

        The purchase price includes a contingent consideration arrangement that requires the Company to pay the former owners an additional payout based upon the achievement of certain revenue and gross profit targets in each of the twelve month periods ending June 30, 2015 and 2016. The maximum payout of contingent consideration is $11,500. Approximately $3,503 of the purchase consideration was deposited into an escrow account to be held for two years after the closing date to satisfy any of the Company's indemnification claims. The Company incurred acquisition-related costs of approximately $825 that were charged to "Selling, general and administrative expenses" for the year ended December 31, 2014.

        The following table summarizes the amounts of identifiable assets acquired and liabilities assumed at the acquisition date:

Cash and cash equivalents	$668
Accounts receivable	9,050
Inventories	3,819
Prepaid expenses and other current assets	204
Property and equipment	697
Capitalized software for internal use	25
Intangible assets	37,099
Current liabilities	(4,660)

Total identifiable net assets	46,902
Goodwill	21,635

$68,537

        Definite-lived intangible assets that were acquired and their respective useful lives are as follows:

	Useful Life	Amount
Patient relationships	7 years	$24,000
Trade names and trademarks	10 years	8,700
Non-compete employment agreements	5 years	4,399

		$37,099

        The Company determined the estimated fair values of the identifiable long-lived assets with assistance from an independent valuation firm. The valuation firm also assisted with the Company's

DIPLOMAT PHARMACY, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except per share amounts)

4. ACQUISITIONS (Continued)

determination of the fair value of the contingent consideration utilizing historical results, forecasted operating results of MedPro for each of the twelve month periods ending June 30, 2015 and 2016, and the corresponding contractual contingent payouts based on those results discounted at rates commensurate with the uncertainty involved. Based on operating results since MedPro's acquisition, the Company increased the estimated contingent payout. Through December 31, 2014, the contingent consideration liability was increased to $9,891, with a charge of $5,621 to "Selling, general and administrative expenses" for the year ended December 31, 2014.

  American Homecare Federation, Inc.

        In December 2013, the Company acquired all of the authorized, issued and outstanding shares of capital stock of American Homecare Federation, Inc. ("AHF"). AHF provides clotting medications, ancillaries and supplies to individuals with bleeding disorders, such as hemophilia. AHF has provided pharmacy services exclusively to the bleeding disorders community since 1989. The acquisition of AHF allows the Company to participate in AHF's direct purchase agreements with key hemophilia manufacturers while also providing AHF access to the Company's proprietary care management modules to better manage clinical care of the AHF patients. The Company ascribes significant value to the cost reductions as well as synergies and other benefits that do not meet the recognition criteria of acquired identifiable intangible assets. Accordingly, the value of these components is included within goodwill. The acquisition is treated as a stock purchase for accounting purposes, and the goodwill resulting from this acquisition is deductible for tax purposes. The results of operations for AHF are included in the Company's consolidated financial statements from the acquisition date.

        The Company did not acquire AHF's affiliate from which AHF leased its operating facility. Instead, the Company, commensurate with the acquisition, entered into a five-year external lease agreement for the facility on similar terms. As the Company does not direct the significant activities of the lessor, it is not consolidated into the Company's financial statements.

        The Company accounted for its acquisition of AHF using the acquisition method as required by FASB ASC 805. The following table summarizes the consideration transferred to acquire AHF:

Cash	$12,149
Contingent consideration at fair value	1,300

$13,449

        The purchase price includes a contingent consideration arrangement that requires the Company to pay the former owners an additional payout based on achieving certain revenue and gross profit targets in each of the years ending December 31, 2014 and 2015. The maximum payout of contingent consideration is $2,000. Approximately $1,353 of the purchase consideration was deposited into an escrow account that will be held for two years after the closing date to satisfy any of the Company's indemnification claims. The Company incurred acquisition-related costs of $190 and $309 that were charged to "Selling, general and administrative expenses" for the years ended December 31, 2014 and 2013, respectively.

DIPLOMAT PHARMACY, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except per share amounts)

4. ACQUISITIONS (Continued)

        The following table summarizes the amounts of identifiable assets acquired and liabilities assumed at the acquisition date:

Cash and cash equivalents	$1,917
Accounts receivable	3,512
Inventories	1,138
Prepaid expenses and other current assets	27
Property and equipment	182
Definite-lived intangible assets	7,100
Current liabilities	(1,940)

Total identifiable net assets	11,936
Goodwill	1,513

$13,449

        Definite-lived intangible assets that were acquired and their respective useful lives are as follows:

	Useful Life	Amount
Patient relationships	10 years	$5,100
Trade names and trademarks	10 years	1,400
Non-compete employment agreements	5 years	600

		$7,100

        The Company determined the estimated fair values of AHF's identifiable long-lived assets with assistance from an independent valuation firm. The valuation firm also assisted in the Company's determination of the fair value of the contingent consideration utilizing historical results, forecasted operating results of AHF for each of the two years ending December 31, 2014 and 2015, and the corresponding contractual contingent payouts based on those results discounted at rates commensurate with the uncertainty involved. Based on operating results since AHF's acquisition, the Company increased the estimated contingent payout to the maximum amount. Through December 31, 2014, the contingent consideration liability was increased to $1,800, with a charge of $500 to "Selling, general and administrative expenses" for the year ended December 31, 2014.

Proforma Operating Results

        The following unaudited pro forma summary presents consolidated information as if the AHF and MedPro acquisitions had occurred on January 1, 2013. The unaudited pro forma results reflect certain adjustments related to the acquisitions, such as amortization expense resulting from intangible assets acquired and adjustments to reflect the Company's borrowings and tax rates. Accordingly, such pro forma operating results were prepared for comparative purposes only and do not purport to be

DIPLOMAT PHARMACY, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except per share amounts)

4. ACQUISITIONS (Continued)

indicative of what would have occurred had the acquisitions been made as of January 1, 2013 or of results that may occur in the future.

	Year Ended December 31,
	2014	2013
	(Unaudited)
Net sales	$2,258,736	$1,626,233

Net income (loss) attributable to Diplomat Pharmacy, Inc.	$4,729	$(26,967)

Net income (loss) per common share—basic	$0.12	$(0.80)

Net income (loss) per common share—diluted	$0.11	$(0.80)

5. FAIR VALUE MEASUREMENTS

        The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible. Fair value is defined as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based upon assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, a three-tier fair value hierarchy was established, which prioritizes the inputs used in measuring fair value as follows:

Level 1:	Observable inputs such as quoted prices in active markets;
Level 2:	Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and
Level 3:	Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

        An asset's or liability's fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

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

DIPLOMAT PHARMACY, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except per share amounts)

5. FAIR VALUE MEASUREMENTS (Continued)

        The following table presents the placement in the fair value hierarchy of assets and liabilities that are measured and disclosed at fair value on a recurring basis by the Company at December 31, 2014 and 2013:

	Asset (Liability)	Level 2	Level 3	Valuation Technique
December 31, 2014:
Contingent consideration	$(11,691)	$—	$(11,691)	C
December 31, 2013:
Redeemable common shares	$(53,370)	$—	$(53,370)	A, C
Contingent consideration	(1,300)	—	(1,300)	C
Interest rate swap contract	(16)	(16)	—	C

        The following table sets forth a roll forward of the Level 3 measurements:

	Redeemable Common Shares	Contingent Consideration Liabilities
Balance as of January 1, 2012	$(41,849)	$—
Change in fair value	(6,566)	—
Redemptions	29,393	—

Balance as of December 31, 2012	(19,022)	—
Change in fair value	(34,348)	—
AHF acquisition	—	(1,300)

Balance as of December 31, 2013	(53,370)	(1,300)
MedPro acquisition	—	(4,270)
Change in fair value	9,073	(6,121)
Stock redemptions	5,674	—
Removal of redemption features	7,116	—
Conversion of redeemable common shares	31,507	—

Balance as of December 31, 2014	$—	$(11,691)

        The fair value of the redeemable common stock was determined by the Company's Board of Directors, with input from management. The nature of the material assumptions and estimates considered to determine the fair market value of the redeemable common stock are highly complex and subjective. Given the absence of a public trading market of the Company's common stock prior to the Company's IPO, and in accordance with the American Institute of Certified Public Accountants Accounting and Valuation Guide: Valuation of Privately-Held-Company Equity Securities issued as Compensation, the Board of Directors exercised reasonable judgment and considered numerous

DIPLOMAT PHARMACY, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except per share amounts)

5. FAIR VALUE MEASUREMENTS (Continued)

objective and subjective factors to determine the best estimate of the fair value of the redeemable common stock including:

  •
  recent significant investments by sophisticated, institutional investors for purchases of the Redeemable Series A Preferred Stock, and the rights, privileges and preferences of such preferred stock to the redeemable common stock;

  •
  valuations of the Company's common stock performed by an unrelated third-party valuation specialist;

  •
  the Company's historical and projected operating and financial results;

  •
  the market performance and financial results of comparable publicly-traded companies;

  •
  industry or company-specific considerations;

  •
  likelihood of achieving a liquidity event, such as an initial public offering or a sale of the Company;

  •
  lack of marketability of the Company's common stock; and

  •
  the U.S. and global capital market conditions.

        See Note 4 for more information regarding the valuation of the contingent consideration liability.

        The significant inputs, primarily the LIBOR yield curve, used to determine the fair value of the Company's interest rate swap contract were considered Level 2 observable market inputs. The Company monitored the credit and nonperformance risk associated with its counterparty and believed them to be insignificant and not warranting a credit adjustment at December 31, 2013.

        The Company's interest rate swap agreement had an original notional amount of $2,160, equal to a mortgage loan with Bank of America. The purpose of the swap agreement was to fix the interest rate on the monthly balance of the mortgage and reduce exposure to interest rate fluctuations. Under the agreement, the Company paid the counterparty interest at a fixed rate of 2.72% and received interest at a variable rate, adjusted quarterly and based on LIBOR. Because this instrument was not classified as a hedging activity, changes in the fair value of this instrument were included in interest expense on the accompanying statements of operations. Fair value of the interest rate swap agreement was recorded in "Other accrued expenses" on the consolidated balance sheets at December 31, 2013. This agreement was terminated in February 2014 at a cost of $9.

        Assets and liabilities of the Company measured at fair value on a nonrecurring basis at December 31, 2014 and 2013 are set forth in the table below:

	Asset (Liability)	Level 3	Gain (Loss)	Valuation Technique
December 31, 2014:
Investment in non-consolidated entity	$—	$—	$(4,869)	C
December 31, 2013:
Assets held for sale	$300	$300	$(932)	C

DIPLOMAT PHARMACY, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except per share amounts)

5. FAIR VALUE MEASUREMENTS (Continued)

        The Company fully impaired its non-consolidated entity investment in 2014. Refer to note 10. The Company determined the fair value of the assets held for sale through review of comparable property sales in 2013. Refer to note 7.

        The carrying amounts of the Company's financial instruments, consisting primarily of cash and cash equivalents, accounts receivable, accounts payable and other liabilities, approximate their estimated fair values due to the relative short-term nature of the amounts. The carrying amount of debt, when it was outstanding, approximated fair value due to variable interest rates at customary terms and rates the Company could obtain in current financing.

6. INVENTORIES

        Inventories consist of the following:

	December 31,
	2014	2013
Prescription medications, OTC medications and medical supplies, and non-medical retail items	$110,464	$56,155
Raw materials	208	284
Finished goods	11	15

	$110,683	$56,454

7. PROPERTY AND EQUIPMENT

        Property and equipment consist of the following:

		December 31,
	Useful Life	2014	2013
Land	—	$332	$332
Buildings	40 years	8,362	7,419
Building and leasehold improvements	5 - 15 years*	760	889
Equipment and fixtures	5 - 10 years	7,221	6,572
Computer equipment	3 - 5 years	2,665	2,096

		19,340	17,308
Accumulated depreciation		(6,190)	(4,930)

		$13,150	$12,378

*
Unless applicable lease term is shorter

        In 2012, the Company adopted a plan to dispose of its office facilities that were formerly used as its corporate headquarters and reflected the property as assets held for sale of $1,232. The Company determined that the carrying value of the underlying assets exceeded their fair value in 2013. Consequently, the Company recorded an impairment loss of $932, which represents the excess carrying values of the assets over their fair value, less cost to sell. In 2013, the carrying value of the assets held

DIPLOMAT PHARMACY, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except per share amounts)

7. PROPERTY AND EQUIPMENT (Continued)

for sale of $300 was shown in "Prepaid expenses and other current assets" in the consolidated balance sheets. The property was sold in 2014. No gain or loss was recognized on the sale.

        Depreciation expense for the year ended December 31, 2014, 2013 and 2012 was $1,474, $1,365 and $1,798, respectively.

8. CAPITALIZED SOFTWARE FOR INTERNAL USE

        Capitalized software for internal use consists of the following:

		December 31,
	Useful Life
		2014	2013
Capitalized software for internal use	3 years	$14,225	$13,638
Construction in progress		9,661	941

		23,886	14,579
Accumulated amortization		(10,650)	(8,015)

		$13,236	$6,564

        Amortization expense for the years ended December 31, 2014, 2013 and 2012 amounted to $2,635, $2,568 and $2,021, respectively. Estimated future amortization expense is as follows:

2015	$3,915
2016	4,363
2017	3,345
2018	1,613

$13,236

9. GOODWILL AND OTHER INTANGIBLE ASSETS

(a)
Goodwill

        The changes in the carrying amount of goodwill for the years ended December 31, 2014 and 2013 are as follows:

	2014	2013
Beginning balance	$1,537	$—
AHF purchase accounting adjustment	(24)	—
Goodwill acquired during the year	21,635	1,537

Ending balance	$23,148	$1,537

DIPLOMAT PHARMACY, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except per share amounts)

9. GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

(b)
Acquired Intangible Assets

        Intangible assets consist of the following:

	December 31, 2014
	Original weighted average amortization period	Gross carrying amount	Accumulated amortization	Net Carrying Amount
Amortizing intangible assets:
Patient relationships	7.5 yrs	$29,100	(2,895)	26,205
Trade names and trademarks	10 yrs	10,100	(575)	9,525
Non-compete employment agreements	5 yrs	4,999	(560)	4,439
Intellectual property	10 yrs	2,157	—	2,157
Software licensing agreement	4 yrs	2,647	—	2,647

Total		$49,003	(4,030)	44,973

	December 31, 2013
	Original weighted average amortization Period	Gross carrying amount	Accumulated amortization	Net carrying amount
Amortizing intangible assets:
Patient relationships	10 yrs	$5,100	—	$5,100
Trade names and trademarks	10 yrs	1,400	—	1,400
Non-compete employment agreements	5 yrs	600	—	600

Total		$7,100	—	$7,100

        On August 28, 2014, the Company and two unrelated third party entities entered into a contribution agreement to form a new company, Primrose Healthcare, LLC ("Primrose"). Primrose functions as a management company, managing a network of physicians and medical professionals providing continuum care for patients infected with the Hepatitis C virus. The Company has committed to contributing $5,000 for its 51% interest, of which $3,000 was contributed in 2014 with the remainder to be contributed during 2015. The unrelated third party entities contributed a software licensing agreement valued at $2,647 and intellectual property valued at $2,157. No amortization related to these intangibles has been recorded as the entity has yet to recognize any revenue.

DIPLOMAT PHARMACY, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except per share amounts)

9. GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

        Aggregate amortization expense for amortizing intangible assets was $4,030 for the year ended December 31, 2014. Estimated future amortization expense is as follows:

2015	$7,841
2016	7,438
2017	7,010
2018	6,609
2019	5,016
Thereafter	11,059

$44,973

10. INVESTMENT IN NON-CONSOLIDATED ENTITIES

        In October 2011, the Company purchased a 25% minority interest in WorkSmartMD, L.L.C., also known as Ageology, for $5,000 of cash consideration, which was paid in installments during 2011, 2012 and 2013. No further payments or other commitments are required as of December 31, 2014. Because the Company does not direct the activities that most significantly impact the economic performance of Ageology, management has determined that the Company is not its primary beneficiary.

        Ageology is an anti-aging physician network dedicated to nutrition, fitness and hormones, and has created a commercial software product for anti-aging physician practices that became a saleable product during the latter half of 2014. The Company accounts for Ageology under the equity method, as it has significant influence over its operations. The Company's portion of Ageology's net losses for the years ended December 31, 2014, 2013 and 2012 were $1,339, $1,055 and $267, respectively. The Company's equity investment balance in Ageology at December 31, 2013 was $3,577.

        During January 2014, the Company entered into a $500, 8% per annum interest bearing secured promissory note receivable from Ageology. During November and December 2013, the Company entered into two $1,000 6% per annum interest-bearing promissory notes receivable from Ageology. The notes are secured by all personal property and fixtures owned by Ageology. While due on demand, the Company does not intend to call the notes any time prior to December 31, 2015 and, accordingly, reflected the notes as noncurrent assets within "Investment in non-consolidated entities" on the December 31, 2013 consolidated balance sheet. In addition, in 2014 transactions unrelated to the Company, an affiliated entity of the Company's chief executive officer has personally loaned $4,450 to Ageology as of December 31, 2014.

        During the fourth quarter of 2014, the Company reassessed the recoverability of its investment in Ageology. Based upon this assessment, it was determined that a full impairment was warranted, primarily due to updated projections of continuing losses into the foreseeable future. The $4,869 impairment is contained within "Equity loss and impairment of non-consolidated entities" for the year ended December 31, 2014.

DIPLOMAT PHARMACY, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except per share amounts)

10. INVESTMENT IN NON-CONSOLIDATED ENTITIES (Continued)

        The following tables present summarized financial information of Ageology:

	Year Ended December 31,
	2014	2013	2012
Statements of Operations
Net sales	$44	$1	$26
Net loss	(5,801)	(4,220)	(1,069)

	December 31,
	2014	2013
Balance Sheets
Current assets	$56	$633
Noncurrent assets	83	53
Current liabilities	7,391	2,138

        In December 2014, the Company invested $3,500 in Physician Resource Management, Inc. in exchange for a 15% equity position. The Company is accounting for this investment under the cost method as the Company does not have significant influence over its operations.

11. LINE OF CREDIT

        In July 2012, the Company entered into a credit facility ("facility") with General Electric Capital Corporation ("GE") that provided for borrowings under a revolving line of credit of up to $60,000. In 2013, the facility was amended to increase the commitment under the revolving line of credit to $85,000. In June 2014, the facility was further amended to increase the commitment under the line of credit to $120,000. The amended facility provides for issuances of letters of credit up to $3,000 and swing loans up to $5,000. Additionally, the facility permits incremental increases in the amount of borrowings under the line of credit or issuances of term loans in the aggregate amount of $25,000, subject to certain conditions. Advances under the revolving credit loan commitment are limited to a borrowing base that consists of approximately 85% of the book value of eligible accounts receivable less the aggregate amount of letters of credit and swing loans. The facility matures on July 20, 2017. As of December 31, 2014, the Company had no borrowings outstanding after paying all outstanding borrowings in October 2014 with proceeds received from its IPO. The Company had $108,272 available to borrow under its line of credit at December 31, 2014.

        The Company is required to maintain a depository bank account where money is collected and swept directly to the line of credit. Interest on borrowings are charged at a rate equal to either: (a) the base rate, which equates to the rate last quoted by The Wall Street Journal as the "Prime Rate" or as further defined in the agreement in the absence of such, plus an applicable margin (the "Base Rate"); or (b) LIBOR, as defined by the agreement, plus an applicable margin. The applicable margin on the Base Rate borrowings is 0.75% and on LIBOR rate borrowings is 1.75%. The effective interest rate for Base Rate borrowings at December 31, 2013 was 4.00%. The effective rate on LIBOR rate borrowings at December 31, 2013 was 1.92%. At December 31, 2013, the Company had Base Rate borrowings outstanding in the amount $37,622 and LIBOR rate borrowings outstanding in the amount of $25,000. The Company is charged a monthly unused commitment fee ranging from 0.25% to 0.50% on the

DIPLOMAT PHARMACY, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except per share amounts)

11. LINE OF CREDIT (Continued)

average unused daily balance. The facility is collateralized by security interest in and lien upon substantially all of the Company's assets, not otherwise encumbered.

        The facility with GE contains certain financial and non-financial covenants. The Company was in compliance with all covenants as of December 31, 2014.

12. DEBT

        Debt, including debt obligations to related parties, consists of the following:

	December 31,
	2014	2013
Note payable to a former shareholder; payable monthly in the amount of $242 - $282 including interest at 1.3% through January 2017; secured by redeemed shares held in escrow per the pledge agreement and subordinated to the line of credit commitment and the mortgage loan	$—	$14,252
Note payable to a shareholder; payable quarterly in the amount of $100 including interest at 1.3%; through July 2017; secured by redeemed shares held in escrow per the pledge agreement and subordinated to the line of credit commitment and the mortgage loan	—	7,235
Mortgage with JPMorgan Chase; payable in quarterly payments of principal of $124 plus interest at a rate per year equal to the adjusted LIBOR rate (2.16% effective rate at December 31, 2013) plus the floating rate (4.25% effective rate at December 31, 2013); matured June 30, 2014	—	2,728
Note payable to a former employee; payable quarterly in the amount of $79 including interest at 4.25%; through July 2017; secured by redeemed shares held in escrow per the pledge agreement and subordinated to the line of credit commitment and the mortgage loan	—	1,087
Note payable to a former shareholder; payable quarterly in the amount of $40 interest free; through June 2015; unsecured and subordinated to the line of credit commitment and the mortgage loan	—	240

	—	25,542
Less short-term debt, including current portion of long-term debt	—	(6,693)

Long-term debt, less current portion	$—	$18,849

        In October 2014, the Company repaid $80,458 of its outstanding borrowings, including borrowings under its line of credit, with proceeds received from its IPO.

        The Company recognized related party interest expense of $781, $357 and $289 for the years ended December 31, 2014, 2013 and 2012, respectively.

13. MANDATORILY REDEEMABLE COMMON SHARES

        Upon the closing of the Company's IPO, 2,423,616 shares of redeemable common stock outstanding were converted into shares of no par value common stock on a one-for-one basis.

DIPLOMAT PHARMACY, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except per share amounts)

13. MANDATORILY REDEEMABLE COMMON SHARES (Continued)

        Several years prior to its IPO, the Company issued 552,500 shares of Class A and 10,497,500 shares of Class B common stock to two shareholders that had certain redemption features which provided that upon the death of the shareholder or termination of his employment from the Company, all such outstanding shares owned by such shareholder would immediately be deemed to be offered for sale to the Company at an agreed-upon price meant to represent the then-current fair value of such shares. Due to this repurchase feature, the Company would be required to purchase the shares. Pursuant to this provision, the common shares were deemed to be mandatorily redeemable and, as such, were required to be reflected as a liability at their period end estimated fair value. Changes in fair value are reflected as "Changes in fair value of redeemable common shares" on the consolidated statements of operations. Fair value was determined based on good faith estimates of the Company's Board of Directors, in some cases with the assistance of independent third party valuations of the Company. Refer to Note 5.

        In January 2012, in conjunction with the termination of one of these shareholders, the Company redeemed 276,250 shares of Class A Voting Common Stock and 5,248,750 shares of Class B Nonvoting Common Stock for an aggregate redemption price of $20,978, of which $2,065 was paid in cash, forgiveness of a note receivable of $196 and the remaining $18,717 was payable under the terms of an executed promissory note. In September 2012, pursuant to mutual agreement of the other shareholder and the Company, the Company redeemed 276,250 shares of Class A Voting Common Stock and 2,061,250 shares of Class B Nonvoting Common Stock for an aggregate redemption price of $8,415, of which $786 was paid in cash and the remaining $7,629 was payable under terms of an executed promissory note.

        At December 31, 2013, 3,187,500 shares of mandatorily redeemable common stock were outstanding.

        The Company redeemed 143,339 common shares in exchange for cash of $2,400 pursuant to a Stock Redemption Agreement, dated January 2014.

        The Company redeemed 195,545 common shares in exchange for cash of $3,274 pursuant to a Stock Redemption Agreement, dated April 2014.

        In June 2014, the holder of 425,000 redeemable common shares transferred them into a separate trust. On such date, the redemption provisions on the transferred shares were terminated and the fair value of the common shares of $7,116 was reclassified from the liability to shareholders' equity.

14. REDEEMABLE SERIES A PREFERRED STOCK

        Upon the closing of the Company's IPO, the shares of Redeemable Series A Preferred Stock outstanding were converted into shares of Class C Voting Common Stock on a one-for-one basis. The shares of Class C Voting Common Stock were then immediately converted into shares of no par value common stock on a one-for-one basis.

        Prior to its IPO, the Series A Preferred Stock had a zero coupon rate, optional redemption rights and had liquidation preferences. The Series A Preferred Stock was also convertible into Class C Voting Common Stock at any time at the option of the holder on a one-for-one basis, subject to certain adjustments. The initial conversion price per share for Series A Preferred Stock was the original issue

DIPLOMAT PHARMACY, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except per share amounts)

14. REDEEMABLE SERIES A PREFERRED STOCK (Continued)

price, subject to adjustment, as defined. The Series A Preferred Stock was entitled to vote as if converted into Class C Voting Common Stock. The Series A Preferred Stock automatically converted into Class C Voting Common Stock upon either (i) a qualified common stock public offering, as defined, or (ii) an affirmative vote of the majority of the Series A Preferred Stock.

        The holders of the Series A Preferred Stock, upon an affirmative vote of the majority, could have demanded redemption of all outstanding shares of Series A Preferred Stock anytime on or after the earlier of (i) January 23, 2021, (ii) such time as the Company's aggregate market price, as defined, was equal or greater than $5,000,000, and (iii) such time as certain changes were made to the Company's Board of Directors, certain executive officers and/or certain controlling shareholders. The redemption price was payable in cash and would be the greater of the original issuance price plus all declared but unpaid dividends and fair market value, as defined. Due to these redemption features, the Series A Preferred Stock was reflected outside of permanent equity on the consolidated balance sheet. Upon a liquidation event, as defined, the Series A Preferred stockholders were entitled to receive the greater of (i) the sum of the original issuance price plus a 15% return compounded annually and (ii) the amount they would receive upon the liquidation had the Series A Preferred Stock converted into Class C Voting Common Stock on the liquidation date.

        In January 2014, the Company entered into a Series A Preferred Stock Purchase Agreement with certain funds of T. Rowe Price Associates, Inc. ("T. Rowe") under which the Company issued to T. Rowe 2,986,229 shares of Series A Preferred Stock at a purchase price of $16.74 per share. The Company used $20,000 of this $50,000 investment for general corporate purposes inclusive of fees associated with this transaction, and the remaining $30,000 was distributed to holders of common stock including 143,339 redeemable shares ($26,900) and holders of options to acquire common stock ($3,100) (Note 16).

        In April 2014, the Company entered into a Series A Preferred Stock Purchase Agreement with certain funds of Janus Capital Management LLC ("Janus") under which the Company issued to Janus 3,225,127 shares of Series A Preferred Stock at a purchase price of $16.74 per share. The Company used $25,200 of this $54,000 investment for general corporate purposes inclusive of fees associated with this transaction, and the remaining $28,800 was distributed to holders of common stock including 195,545 redeemable shares ($26,500) and holders of options to acquire common stock ($2,300) (Note 16).

15. SHAREHOLDERS' EQUITY (DEFICIT) AND NON-CONTROLLING INTERESTS

Capital Stock

        Effective September 2014, the Company amended its Certificate of Incorporation to change its authorized capital stock to consist of (i) 590 million shares of common stock, no par value, of which 51,457,023 shares were issued and outstanding as of December 31, 2014, and (ii) 10 million authorized shares of preferred stock.

        In January 2014, the Company's authorized capital stock consisted of (i) 42,500,00 shares of Class A Voting Common Stock, (ii) 807,500,000 shares of Class B Nonvoting Common Stock, (iii) 2,992,000 shares of Class C Voting Stock and (iv) 2,992,000 of Series A Preferred Stock. On March 31, 2014, pursuant to the Second Amended and Restated Articles of Incorporation, the

DIPLOMAT PHARMACY, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except per share amounts)

15. SHAREHOLDERS' EQUITY (DEFICIT) AND NON-CONTROLLING INTERESTS (Continued)

Company's authorized capital stock was amended further to provide for a total of 6,222,000 shares of Series A Preferred Stock and 6,222,000 shares of Class C Voting Stock.

        Prior to January 2014, the Company's authorized capital stock consisted of 42,500,000 shares of Class A Voting Common Stock and 807,500,000 of Class B Nonvoting Common Stock.

Common Stock

No Par, Common

        In October 2014, the Company issued and sold 11,000,000 shares of its no par common stock and certain existing shareholders sold 4,333,333 shares in its initial public offering at an offering price of $13.00 per share. The Company received net proceeds of approximately $130,440 after deducting underwriting discounts and commissions of $9,652, and other offering expenses of $2,908. The Company did not receive any proceeds from the sale of common stock by the existing shareholders. Immediately prior to the closing of the IPO, each share of the then outstanding shares of capital stock totaling 40,448,744 shares converted into one share of no par common stock. Accordingly, $15,575 of previously contributed capital was reclassified into common stock leaving only accumulated stock-based compensation and related excess income tax benefits in the additional paid-in capital account.

        Holders of common stock are entitled to one vote per share and to receive dividends. The holders have no preemptive, conversion or subscription rights, and there are no redemption or sinking fund provisions with respect to such shares. Common stock is subordinate to the preferred stock as described below with respect to dividend rights or rights upon liquidation, winding up, and dissolution of the Company.

Class A, B and C Common

        Prior to the closing of the IPO, each class of common stock had equal and identical rights, preferences and limitations, other than voting. The Class B common stock did not have any voting rights, but Class A and Class C had 20 votes per share and one vote per share, respectively.

        In August 2014, the Company issued 372,486 shares of Class B Nonvoting Common Stock to a non-employee relative (and associated trusts) of the Company's chief executive officer, in connection with the termination of an existing Stock Redemption Agreement. The Company recorded a charge of $4,842 during the year ended December 31, 2014 to "Termination of existing Stock Redemption Agreement" in the consolidated statements of operations upon issuance of the shares. The value of the issued shares was based on the Company's initial public offering price of $13.00 per share.

        In June 2014, the Company issued 716,695 shares of Class B Nonvoting Common Stock, valued at approximately $12,000, in connection with its acquisition of MedPro. Refer to Note 4.

        Upon the closing of the IPO, the Class A, Class B and Class C common shares were converted into shares of the Company's no par value common stock on a one-for-one basis.

DIPLOMAT PHARMACY, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except per share amounts)

15. SHAREHOLDERS' EQUITY (DEFICIT) AND NON-CONTROLLING INTERESTS (Continued)

  Preferred Stock

        The Company's authorized capital stock includes 10 million shares of preferred stock. The shares of preferred stock may be divided into and issued in one or more series. The Board of Directors is authorized to issue preferred stock from time to time in one or more series, with such designations and such relative voting, dividend, liquidation and other rights, preferences and limitations as may be adopted by the Board of Directors. No shares of preferred stock were issued or outstanding as of December 31, 2014.

  Noncontrolling Interest

        Noncontrolling interests in consolidated subsidiaries in the consolidated balance sheets represent minority stockholders' proportionate share of the equity in Primrose.

16. SHARE-BASED COMPENSATION

Stock Options

        Effective October 2014, the Company established the 2014 Omnibus Incentive Plan ("2014 Plan"), which permits the granting of stock options, stock appreciation rights, restricted stock units and other stock-based awards. The 2014 Plan authorizes up to 4,000,000 shares of common stock for awards to be issued to employees, directors or consultants of the Company. The stock-based awards will be issued at no less than the market price on the date the awards are granted. Under the 2014 Plan, the Company issued 982,000 stock option awards settleable in shares to key employees on October 9, 2014. The options generally become exercisable in installments of 25% per year, beginning on the first anniversary of the grant date and each of the three anniversaries thereafter, and have a maximum term of ten years.

        The Company's 2007 Stock Option Plan, as amended ("2007 Plan"), authorized the granting of stock options to employee, directors or consultants at no less than the market price on the date the option was granted. Options generally become exercisable in installments of 25% per year, beginning on the first anniversary of the grant date and each of the three anniversaries thereafter, and have a maximum term of ten years. No further awards will be granted under the 2007 Plan. All outstanding awards previously granted under the 2007 Plan, including those granted in 2014, will continue to be governed by their existing terms.

        The Company recorded share-based compensation expense associated with stock options of $2,846, $886 and $915 for the years ended December 31, 2014, 2013 and 2012, respectively. The Company recognized an excess tax benefit related to share-based compensation expense associated with stock options of $3,689 for the year ended December 31, 2014.

DIPLOMAT PHARMACY, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except per share amounts)

16. SHARE-BASED COMPENSATION (Continued)

        The grant-date fair value of each option award is estimated using the Black-Scholes-Merton option pricing model using the assumptions set forth in the following table:

	Year Ended December 31,
	2014	2013	2012
Exercise price of options	$13.00 - $16.74	$5.88 - $16.16	$4.28 - $5.98
Expected volatility	23.2% - 24.3%	23.3% - 25.3%	22.5% - 25.3%
Expected dividend yield	0%	0%	0%
Risk-free interest rate for the estimated expected term	1.82 - 1.85%	0.65 - 1.27%	0.55 - 0.66%
Expected term (in years)	6.25	4.00	4.00

        Estimating grant date fair values for employee stock options requires management to make assumptions regarding the current value of the Company's common shares, expected volatility of value of those underlying shares, the risk-free rate over the expected life of the stock options, and the date on which share-based payments will be settled. Prior to the closing of the IPO, the Company estimated its common share fair value using the income approach and market approach using the market comparable method. Expected volatility is based on an implied volatility for a group of industry-relevant healthcare companies as of the measurement date. Risk-free rate is determined based upon U.S. Treasury rates over the estimated expected option lives. Expected dividend yield is zero as the Company does not anticipate that any dividends will be declared during the expected term of the options. The expected term of options granted is calculated using the simplified method (the midpoint between the end of the vesting period and the end of the maximum term) because the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term due to the limited period of time its awards have been outstanding. If actual results differ significantly from these estimates and assumptions, share-based compensation expense, primarily with respect to future share-based awards, could be materially impacted.

        A summary of the Company's stock option activity for the periods indicated is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(Years)
Outstanding at January 1, 2012	4,858,568	$2.47	7.2	$1,412
Granted	2,109,594	4.43
Expired/cancelled	(1,412,700)	2.18

Outstanding at December 31, 2012	5,555,462	3.28	7.5	14,976
Granted	1,102,042	9.39

Outstanding at December 31, 2013	6,657,504	4.30	7.0	69,732
Granted	1,867,588	14.77
Expired/cancelled	(1,307,761)	1.45

Outstanding at December 31, 2014	7,217,331	$7.54	6.9	$142,262

Exercisable at December 31, 2014	3,656,139	$4.65	6.1	$82,654

DIPLOMAT PHARMACY, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except per share amounts)

16. SHARE-BASED COMPENSATION (Continued)

        The weighted average grant-date fair value of options granted during the years ended December 31, 2014, 2013 and 2012 was $3.37, $1.30 and $0.29, respectively.

        In May 2014, the Company entered into a Stock Option Redemption Agreement with a former executive whereby the Company redeemed vested stock options to acquire 884,000 shares of common stock, comprised of 44,200 shares of Class A Voting Common Stock and 839,800 shares of Class B Nonvoting Common Stock, for the cash purchase price of $4,000. No incremental compensation expense was recognized as a result of this redemption.

        In January 2014, the Company redeemed vested stock options to buy 148,650 shares of Class A Voting Common Stock and 91,118 shares of Class B Nonvoting Common Stock from certain current employees for cash consideration, totaling $3,100. In April 2014, the Company redeemed vested stock options to buy 9,696 shares of Class A Voting Common Stock and 174,297 shares of Class B Nonvoting Common Stock from certain current employees for cash consideration, totaling $2,300. No incremental compensation expense was recognized as a result of these redemptions.

        During 2012, the Company redeemed vested stock options to buy 88,400 shares of Class A Voting Common Stock and 1,684,700 shares of Class B Nonvoting Common Stock from two former employees for total consideration of $2,466 which resulted in a reduction of additional paid-in capital of $513 and an increase in accumulated deficit of $1,953.

        At December 31, 2014, the total compensation cost related to non-vested options not yet recognized was $6,819, which will be recognized over a weighted average period of 3.2 years, assuming the employees complete their service period for vesting of the options.

Restricted Stock Awards

        Under the 2014 Plan, the Company issued restricted stock awards to non-employee directors. The value of the restricted stock awards is determined by the market value of the Company's common stock at the date of grant. The value of the restricted stock awards is recorded as compensation expense over the restriction period, which is one year.

        The Company recorded share-based compensation expense associated with restricted stock awards of $25 for the year ended December 31, 2014. At December 31, 2014, the total compensation cost related to non-vested restricted stock awards not yet recognized was $125, which will be recognized during 2015, assuming the non-employee directors complete their service period for vesting of the restricted stock awards.

        A summary of the Company's restricted stock award activity for the period indicated is as follows:

	Number of Shares Subject to Restriction	Weighted Average Fair Value
Nonvested at January 1, 2014	—	$—
Granted	8,277	18.12

Nonvested at December 31, 2014	8,277	$18.12

DIPLOMAT PHARMACY, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except per share amounts)

17. INCOME TAXES

        As disclosed in Note 2, on January 23, 2014, the Company changed its income tax status from an S corporation to a C corporation. Accordingly, on that date, the Company recorded a net deferred income tax liability of $2,965 and a corresponding charge to deferred income tax expense.

        Significant components of the expense for income taxes for the period from January 23, 2014 to December 31, 2014 are as follows:

Current:
Federal	$(4,752)
State and local	(1,198)

Total current	(5,950)
Deferred:
Federal	1,087
State and local	208

Total deferred	1,295

$(4,655)

        The reconciliation of income taxes computed at the U.S. federal statutory tax rate to income tax expense for the year ended December 31, 2014 is as follows:

Income tax expense at U.S. statutory rate	$(3,222)
Tax effect from:
Earnings while a S corporation	499
Loss on noncontrolling interest	(79)
Adoption of C corporation status	(2,965)
State income taxes, net of federal benefit	(351)
Change in fair value of redeemable common shares	3,176
Termination of existing stock redemption agreement	(1,695)
Other non-deductible expenses	(271)
Other	253

Income tax expense	$(4,655)

DIPLOMAT PHARMACY, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except per share amounts)

17. INCOME TAXES (Continued)

        Significant components of deferred tax assets and liabilities at December 31, 2014 are as follows:

Deferred tax assets:
Inventories	$449
Compensation and benefits	2,731
Allowance for doubtful accounts	1,180
Other temporary differences	488

Total deferred tax assets	4,848
Deferred tax liabilities:
Property and intangible assets	(2,853)
Prepaid expenses	(700)

Total deferred tax liabilities	(3,553)

Net deferred tax assets	$1,295

        The Company prepares and files tax returns based on interpretations of tax laws and regulations. In the normal course of business, the Company's tax returns are subject to examination by various taxing authorities. Such examinations may result in future tax and interest assessments by these taxing authorities. In determining the Company's tax provision for financial reporting purposes, the Company establishes a reserve for uncertain income tax positions unless it is determined to be more likely than not that such tax positions would be sustained upon examination, based on their technical merits. That is, for financial reporting purposes, the Company only recognizes tax benefits taken on the tax return if it believes it is more likely than not that such tax position would be sustained. There is considerable judgment involved in determining whether it is more likely than not that such tax positions would be sustained. As of December 31, 2014, the Company concluded there were no significant uncertain tax positions requiring recognition in its consolidated financial statements.

        The Company would adjust its tax reserve estimates periodically because of ongoing examinations by, and settlements with, varying taxing authorities, as well as changes in tax laws, regulations and interpretations. The consolidated tax provision of any given year includes adjustments to prior year income tax accruals and related estimated interest charges that are considered appropriate. The Company's policy is to recognize, when applicable, interest and penalties on uncertain income tax positions as part of income tax expense.

18. INCOME (LOSS) PER COMMON SHARE

        For the period January 23, 2014 through October 9, 2014, the pricing date of the Company's IPO, the Company computed net income per common share using the two-class method as its Redeemable Series A Preferred Stock met the definition of a participating security and thereby shared in the net income or loss of the Company on a ratable basis with the common shareholders. The preferred stock's portion of net income for the year ended December 31, 2014 was 10%. Concurrent with the closing of the Company's IPO, all outstanding Redeemable Series A Preferred Stock converted into Class C Voting Common Stock, which then immediately converted into no par common stock. However, the

DIPLOMAT PHARMACY, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except per share amounts)

18. INCOME (LOSS) PER COMMON SHARE (Continued)

Company then began granting shares of restricted stock that also meet the definition of a participating security and therefore continues to use the two class method to compute income (loss) per share.

        Basic income per common share is computed by dividing net income allocable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted income per common share further includes any common shares available to be issued upon exercise of outstanding stock options, conversion of preferred stock and vesting of restricted stock if such inclusion would be dilutive.

        The following table presents the calculation of basic and diluted income (loss) per common share:

	Year Ended December 31,
	2014	2013	2012
Numerator:
Net income (loss) attributable to Diplomat Pharmacy, Inc.	$4,776	$(26,120)	$(2,639)
Less: income attributable to preferred shareholders	458	—	—

Net income (loss) attributable to common shareholders.	$4,318	$(26,120)	$(2,639)
Denominator:
Weighted average common shares outstanding, basic	35,990,122	33,141,500	33,141,500
Weighted average dilutive effect of stock options and restricted stock awards	2,545,202	—	—

Weighted average common shares outstanding, diluted	38,535,325	33,141,500	33,141,500
Net income (loss) per share attributable to common shareholders:
Basic	$0.12	$(0.79)	$(0.08)
Diluted	$0.11	$(0.79)	$(0.08)

        The effect of certain stock options and all Redeemable Series A Preferred Stock were excluded from the computation of diluted weighted average common shares outstanding for all applicable periods presented as inclusion of such items would be anti-dilutive. Options to purchase 695,535, 6,657,504 and 5,555,462 common shares were not included in the computation of diluted earnings per share because they were anti-dilutive during the years ended December 31, 2014, 2013 and 2012, respectively. All outstanding restricted stock awards were dilutive in 2014.

19. COMMITMENTS AND CONTINGENCIES

  Legal Proceedings

        The Company is subject to claims and lawsuits that arise primarily in the ordinary course of business. In the opinion of management, the disposition or ultimate resolution of such claims and lawsuits will not have a material adverse effect on the Company's consolidated financial position, results of operations, or liquidity.

DIPLOMAT PHARMACY, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except per share amounts)

19. COMMITMENTS AND CONTINGENCIES (Continued)

  Purchase Commitments

        The Company purchases a significant portion of its prescription drug inventory from AmerisourceBergen, a prescription drug wholesaler. These purchases accounted for approximately 57%, 58% and 64% of cost of goods sold for the years ended December 31, 2014, 2013 and 2012, respectively. The Company entered into an agreement in January 2012 with AmerisourceBergen that requires a minimum of $3,500,000 in purchase obligations over a five-year period. The Company fully expects to meet this requirement. Furthermore, the Company has alternative vendors available if necessary.

        The Company purchases certain prescription drugs from Celgene, a drug manufacturer. These purchases accounted for approximately 15%, 19% and 21% of cost of goods sold for the years ended December 31, 2014, 2013 and 2012, respectively, with no minimum purchase obligation.

  Lease Commitments

        Capital lease obligations:    In 2010, the Company entered into four agreements to lease telephone equipment with an original cost of $551. These agreements qualify as a capital lease and, as such, they are included in the equipment account on the accompanying balance sheets. The leases were fully depreciated in 2013 and there are no future minimum lease payments.

        Operating lease obligations:    The Company leases multiple pharmacy and distribution facilities and office equipment under various operating lease agreements expiring through December 2017. Total rental expense under operating leases for the years ended December 31, 2014, 2013 and 2012 was $2,237, $1,109 and $460, respectively, exclusive of property taxes, insurance and other occupancy costs generally payable by the Company.

        Future minimum payments under non-cancelable operating leases with initial or remaining terms in excess of one year as of December 31, 2014 are as follows:

2015	$1,809
2016	1,242
2017	482
2018	239
2019	69

$3,841

20. SUBSEQUENT EVENT

        On February 26, 2015, the Company signed a definitive agreement to acquire BioRx, LLC ("BioRx"), a highly specialized pharmacy and infusion services company that provides treatments for patients with ultra-orphan and rare, chronic diseases based in Cincinnati, Ohio. Under the terms of the Agreement, Diplomat will purchase BioRx for $210,000 in cash and approximately $105,000 in Diplomat common stock (4.1 million shares) upon the closing of the transaction, which is expected to occur in March or April 2015, subject to customary closing conditions. Under the terms of a one year

DIPLOMAT PHARMACY, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except per share amounts)

20. SUBSEQUENT EVENT (Continued)

contingent earnout, BioRx can earn an additional 1.3 million shares of Diplomat common stock upon achieving an EBITDA-based metric.

21. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

        The following table summarizes selected quarterly financial data for each of the eight quarters in the years ended December 31, 2014 and 2013:

	For the 2014 Quarter Ended
	March 31,	June 30,	September 30,	December 31,
Net sales	$465,677	$541,675	$595,529	$612,075
Gross profit	29,509	29,568	40,165	40,897
Income (loss) before income taxes	5,507	2,415	6,968	(5,684)
Net income (loss)	1,690	1,675	4,541	(3,355)
Net income (loss) attributable to Diplomat Pharmacy, Inc.	1,690	1,675	4,541	(3,130)
Basic income (loss) per common share	0.05	0.04	0.12	(0.06)
Diluted income (loss) per common share	0.04	0.04	0.11	(0.06)

	For the 2013 Quarter Ended
	March 31,	June 30,	September 30,	December 31,
Net sales	$343,670	$360,855	$398,627	$411,987
Gross profit	20,376	20,266	23,130	25,254
Income (loss) before income taxes	1,915	1,599	3,008	(32,642)
Net income (loss)	1,915	1,599	3,008	(32,642)
Net income (loss) attributable to Diplomat Pharmacy, Inc.	1,915	1,599	3,008	(32,642)
Basic income (loss) per common share	0.06	0.05	0.09	(0.98)
Diluted income (loss) per common share	0.06	0.05	0.09	(0.98)

        The Company's results were impacted by the following:

  •
  Quarter ended December 31, 2014: The Company recorded a full impairment of its non-consolidated investment in Ageology of $(4,869). The Company recognized contingent consideration expense of $(5,464), primarily due to an increase in its MedPro contingent consideration liability based upon MedPro's favorable operating results.

  •
  Quarter ended December 31, 2013: The Company recorded an adjustment to reflect the change in fair value of its redeemable common shares of $(34,348).

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None

Item 9A.    Controls and Procedures

Limitations on Controls

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

Disclosure Controls and Procedures

        We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in our reports that we file or submit under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the specified time periods in the SEC's rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

        Our management, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15(d)-15(e) promulgated under the Exchange Act) as of December 31, 2014. Based on these evaluations, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures required by paragraph (b) of Rule 13a-15 or 15d-15 were effective as of December 31, 2014.

Management's Report on Internal Control Over Financial Reporting and Attestation Report of the Registered Public Accounting Firm

        This Annual Report on Form 10-K does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

        There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the fourth quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

  None

 PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        The information required by this item is set forth under the following captions in our proxy statement to be filed with respect to the 2015 annual meeting of shareholders (the "Proxy Statement"), all of which is incorporated herein by reference: "Proposal No. 1—Election of Directors," "Board Matters—The Board of Directors," "Board Matters—Committees of the Board," "Board Matters—Corporate Governance," "Certain Relationships and Related Person Transactions," "Additional Information—Section 16(a) Beneficial Ownership Reporting Compliance," and "Additional Information—Requirements for Submission of Shareholder Proposals and Nominations for 2016 Annual Meeting."

Item 11.    Executive Compensation

        The information required by this item is set forth under the following captions in our Proxy Statement, all of which is incorporated herein by reference: "Compensation Discussion and Analysis," "Named Executive Officer Compensation Tables," "Board Matters—Director Compensation," "Compensation Committee Interlocks and Insider Participation," and "Compensation Committee Report."

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by this item is set forth under the following captions in our Proxy Statement, all of which is incorporated herein by reference: "Additional Information—Equity Compensation Plans" and "Security Ownership of Certain Beneficial Owners and Management."

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        The information required by this item is set forth under the following captions in our Proxy Statement, all of which is incorporated herein by reference: "Certain Relationships and Related Person Transactions" and "Proposal No. 1—Election of Directors—Director Independence."

Item 14.    Principal Accountant Fees and Services

        The information required by this item is set forth under the following captions in our Proxy Statement, which is incorporated herein by reference: "Audit Committee Matters."

 PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)	1.	Financial Statements:
		The financial statements of the Company filed in this Annual Report on Form 10-K are listed in Part II, Item 8.
	2.	Financial Statement Schedule:

		All financial statement schedules have been omitted because they are not required or applicable under instructions contained in Regulation S-X or because the information called for is shown in the financial statements and notes thereto.
	3.	Exhibits:
		The exhibits required to be filed as part of this Annual Report on Form 10-K are listed in the attached Exhibit Index.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIPLOMAT PHARMACY, INC. (Registrant)
By:	/s/ SEAN M. WHELAN Sean M. Whelan Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)

Dated: March 3, 2015

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of March 3, 2015 by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ PHILIP R. HAGERMAN Philip R. Hagerman	Chief Executive Officer, Chairman of the Board of Directors (Principal Executive Officer)
/s/ SEAN M. WHELAN Sean M. Whelan	Chief Financial Officer, Secretary and Treasurer, Director (Principal Financial Officer and Principal Accounting Officer)
/s/ GARY W. KADLEC Gary W. Kadlec	President, Director
/s/ JEFFREY M. ROWE Jeffrey M. Rowe	Executive Vice President—Operations, Director
/s/ ATHEER A. KADDIS Atheer A. Kaddis	Senior Vice President—Sales & Business Development, Director
/s/ DAVID DREYER David Dreyer	Director
/s/ KENNETH O. KLEPPER Kenneth O. Klepper	Director

Exhibit Index

				Incorporated by reference
Exhibit number		Exhibit description	Filed/Furnished herewith	Form	Period ending	Exhibit number	Filing date
2.1	**	Stock Purchase Agreement, dated December 16, 2013, by and among Diplomat, American Homecare Federation, Inc. and the other parties named therein		S-1		2.1	07/03/14

2.2	**	Stock Purchase Agreement, dated June 27, 2014, by and among Diplomat., MedPro RX, Inc., and the other parties named therein		S-1		2.2	07/03/2014

2.3	**	Securities Purchase Agreement, dated February 26, 2015, by and among Diplomat, BioRx, LLC, and the other parties named therein		8-K		2.1	02/26/2015

3.1		Third Amended and Restated Articles of Incorporation		S-1/A		3.1	09/17/14

3.2		Amended and Restated Bylaws		S-1/A		3.2	09/17/14

4.1		Form of Common Stock Certificate		S-1/A		4.1	09/11/14

4.2		Diplomat Pharmacy, Inc. First Amended and Restated Investors' Rights Agreement, dated March 31, 2014, by and among Diplomat and various funds of T. Rowe Price Associates, Inc. and Janus Capital Management, LLC		S-1		4.2	07/03/14

10.1.1		Amended and Restated Credit Agreement, dated June 26, 2014, by and among Diplomat, each guarantor named therein, and General Electric Capital Corporation, as swingline lender and agent, and the various lenders and agents on the signature pages thereto		S-1		10.1	07/03/14

10.1.2		Consent and First Amendment to Amended and Restated Credit Agreement, dated October 20, 2014	X

10.1.3		Second Amendment to Amended and Restated Credit Agreement, dated November 20, 2014	X

				Incorporated by reference
Exhibit number		Exhibit description	Filed/Furnished herewith	Form	Period ending	Exhibit number	Filing date
10.2		Amended and Restated Guaranty and Security Agreement, dated June 26, 2014, by and among Diplomat, each additional borrower named therein, and General Electric Capital Corporation, as agent		S-1		10.2	07/03/14

10.3.1		Voting Agreement by and among Philip Hagerman and the persons on the signature pages thereto		S-1/A		10.3	08/19/14

10.3.2		Joinder to Voting Agreement by and among Philip Hagerman and the persons on the signature pages thereto		S-1/A		10.10	09/29/14

10.4	*	Diplomat Pharmacy, Inc. 2007 Option Plan		S-1		10.4	07/03/14

10.5	*	Form of Amended and Restated 2007 Option Plan Grant Agreement		S-1		10.5	07/03/14

10.6	*	Form of 2007 Option Plan Grant (Performance-Based) Agreement		S-1/A		10.6	09/11/14

10.7	*	Diplomat Pharmacy, Inc. 2014 Omnibus Incentive Plan		S-1/A		10.7	09/29/14

10.8	*	Form of Stock Option Award Agreement (2014 Omnibus Incentive Plan		S-1/A		10.11	10/03/14

10.9	*	Form of Restricted Stock Award Agreement (2014 Omnibus Incentive Plan)		S-1/A		10.12	10/03/14

10.10.1	†	Pharmacy Distribution and Services Agreement, dated July 1, 2013, by and between Celgene Corporation and Diplomat		S-1/A		10.8.1	08/19/14

10.10.2	†	First Amendment to Pharmacy Distribution and Services Agreement, dated July 8, 2013, by and between Celgene Corporation and Diplomat		S-1/A		10.8.2	08/19/14

10.10.3	†	Adoption and Amendment of Pharmacy Distribution and Services Agreement, dated March 21, 2014, by and between Celgene Corporation and Diplomat		S-1/A		10.8.3	08/19/14

Incorporated by reference
Exhibit number		Exhibit description	Filed/Furnished herewith	Form	Period ending	Exhibit number	Filing date
10.11.1	†	Prime Vendor Agreement, dated January 1, 2012, by and among AmerisourceBergen Drug Corporation, Diplomat and its subsidiaries named therein		S-1/A		10.9.1	08/19/14

10.11.2		First Amendment to Prime Vendor Agreement, dated July 20, 2012, by and among AmerisourceBergen Drug Corporation, Diplomat and its subsidiaries named therein		S-1/A		10.9.2	08/19/14

21		List of subsidiaries of Diplomat at March 2, 2015	X

23		Consent of BDO USA, LLP	X

31.1		Section 302 Certification—CEO	X

31.2		Section 302 Certification—CFO	X

32.1		Section 906 Certification—CEO	X

32.2		Section 906 Certification—CFO	X

101.INS		XBRL Instance Document	X

101.SCH		XBRL Taxonomy Extension Schema Document	X

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF		XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB		XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document	X

*
Indicates a management contract or compensatory plan or arrangement.

**
Exhibits and schedules have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of omitted exhibits and schedules will be furnished to the Commission upon request.

†
Confidential treatment has been requested for portions of this exhibit. These portions have been omitted from these exhibits to this Annual Report on Form 10-K and submitted separately to the Securities and Exchange Commission.