Form 10-Q
period 2015-03-31
Diplomat Pharmacy, Inc.
filed 2015-05-12
CIK 1610092

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number:  001-36677

DIPLOMAT PHARMACY, INC.

(Exact name of Registrant as specified in its charter)

Michigan	38-2063100
(State or other jurisdiction of incorporation or organization)	(IRS employer identification number)

4100 S. Saginaw St., Flint, Michigan	48507
(Address of principal executive offices)	(Zip Code)

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

Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☒

As of May 11, 2015, there were 62,415,400 outstanding shares of the registrant’s no par value common stock.

DIPLOMAT PHARMACY, INC.

Form 10-Q

For the Quarter Ended March 31, 2015

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DIPLOMAT PHARMACY, INC.

Condensed Consolidated Balance Sheets (Unaudited)

(dollars in thousands, except par values)

	March 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and equivalents	$162,018	$17,957
Accounts receivable, net	167,463	158,450
Inventories	109,766	110,683
Deferred income taxes	1,813	1,813
Prepaid expenses and other current assets	3,732	2,183
Total current assets	444,792	291,086

Property and equipment, net	13,589	13,150
Capitalized software for internal use, net	15,562	13,236
Goodwill	23,148	23,148
Intangible assets, net	43,252	44,973
Investment in non-consolidated entity	3,500	3,500
Other noncurrent assets	962	993

Total assets	$544,805	$390,086

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$198,375	$202,495
Accrued expenses:
Contingent consideration	6,324	6,282
Compensation and benefits	3,332	2,257
Other	4,659	4,394
Total current liabilities	212,690	215,428

Contingent consideration, less current portion	4,695	5,409
Deferred income taxes	2,677	518
Other noncurrent liabilities	—	4
Total liabilities	220,062	221,359

Commitments and contingencies

Shareholders’ equity:
Preferred stock (10,000,000 shares authorized; none issued and outstanding)	—	—
Common stock (no par value; 590,000,000 shares authorized; 58,278,148 and 51,457,023 issued and outstanding at March 31, 2015 and December 31, 2014, respectively)	299,884	148,901
Additional paid-in capital	12,254	9,893
Retained earnings	8,212	5,354
Total Diplomat Pharmacy shareholders’ equity	320,350	164,148
Noncontrolling interests	4,393	4,579
Total shareholders’ equity	324,743	168,727

Total liabilities and shareholders’ equity	$544,805	$390,086

See accompanying notes to condensed consolidated financial statements.

DIPLOMAT PHARMACY, INC.

Condensed Consolidated Statements of Operations (Unaudited)

(dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2015	2014
Net sales	$624,883	$465,677
Cost of products sold	(583,741)	(436,168)
Gross profit	41,142	29,509
Selling, general and administrative expenses	(36,304)	(23,539)
Income from operations	4,838	5,970
Other income (expense):
Interest expense	(321)	(530)
Equity loss of non-consolidated entity	—	(401)
Other	105	468
Total other expense	(216)	(463)
Income before income taxes	4,622	5,507

Income tax expense	(1,950)	(3,817)
Net income	2,672	1,690
Less net loss attributable to noncontrolling interest	(186)	—
Net income attributable to Diplomat Pharmacy, Inc.	2,858	1,690
Net income allocable to preferred shareholders	—	102
Net income allocable to common shareholders	$2,858	$1,588

Net income per common share:
Basic	$0.06	$0.05
Diluted	$0.05	$0.05

Weighted average common shares outstanding:
Basic	51,813,464	32,044,432
Diluted	54,760,853	34,935,615

See accompanying notes to condensed consolidated financial statements.

DIPLOMAT PHARMACY, INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(dollars in thousands)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net income	$2,672	$1,690
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	2,806	1,312
Change in fair value of contingent consideration	328	—
Contingent consideration payment	(300)	—
Share-based compensation expense	562	262
Equity loss of non-consolidated entity	—	401
Excess tax benefits related to share-based awards	(1,799)	—
Net provision for (recovery of) doubtful accounts	230	(95)
Amortization of debt issuance costs	75	84
Deferred tax expense	2,159	2,492
Impairment of capitalized software for internal use	150	—
Loss on sale or disposal of property and equipment	60	3
Changes in operating assets and liabilities:
Accounts receivable	(9,498)	(18,190)
Inventories	931	6,141
Accounts payable	(4,120)	4,267
Other assets and liabilities	1,647	708
Net cash used in operating activities	(4,097)	(925)

Cash flows from investing activities:
Expenditures for capitalized software for internal use	(3,444)	(1,350)
Expenditures for property and equipment	(475)	—
Loan to non-consolidated entity	—	(500)
Net repayment of related parties’ notes receivable	—	15
Net proceeds from sales of property and equipment	8	6
Net cash used in investing activities	(3,911)	(1,829)

Cash flows from financing activities:
Net payments on line of credit	—	(23,875)
Payments on long-term debt	—	(1,107)
Proceeds from follow-on public offering, net of transaction costs	187,281	—
Proceeds from sale of preferred stock, net of transaction costs	—	48,627
Payments made to repurchase common stock	—	(26,900)
Payments made to repurchase stock options	(36,298)	(3,100)
Excess tax benefits related to share-based awards	1,799	—
Contingent consideration payment	(700)	—
Payment of debt issuance costs	(13)	—
Net cash provided by (used in) financing activities	152,069	(6,355)

Increase (decrease) in cash and equivalents	144,061	(9,109)

Cash and equivalents at beginning of period	17,957	9,109

Cash and equivalents at end of period	$162,018	$—

Supplemental disclosures of cash flow information:
Cash paid for interest	$212	$455
Cash paid for taxes	46	—

See accompanying notes to condensed consolidated financial statements.

DIPLOMAT PHARMACY, INC.

Condensed Consolidated Statement of Changes in Shareholders’ Equity

(dollars in thousands)

					Total
					Diplomat
			Additional		Pharmacy, Inc.		Total
	Common Stock		Paid-In	Retained	Shareholders’	Noncontrolling	Shareholders’
	Shares	Amount	Capital	Earnings	Equity	Interest	Equity

Balance at January 1, 2015	51,457,023	$148,901	$9,893	$5,354	$164,148	$4,579	$168,727

Net income (loss)	—	—	—	2,858	2,858	(186)	2,672
Proceeds from public offering, net of issuance costs	6,821,125	187,281	—	—	187,281	—	187,281
Repurchase of stock options	—	(36,298)	—	—	(36,298)	—	(36,298)
Excess tax benefits related to share-based awards	—	—	1,799	—	1,799	—	1,799
Share-based compensation expense	—	—	562	—	562	—	562
Balance at March 31, 2015	58,278,148	$299,884	$12,254	$8,212	$320,350	$4,393	$324,743

See accompanying notes to condensed consolidated financial statements.

DIPLOMAT PHARMACY, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollars in thousands, except per share amounts)

1.              DESCRIPTION OF BUSINESS

Diplomat Pharmacy, Inc. and its consolidated subsidiaries (the “Company”) operate a specialty pharmacy business which stocks, dispenses and distributes prescriptions for various biotechnology and specialty pharmaceutical manufacturers. Its primary focus is on medication management programs for individuals with complex chronic diseases, including oncology, immunology, hepatitis, multiple sclerosis, HIV, specialized infusion therapy and many other serious or long-term conditions. The Company has its corporate headquarters and main distribution facility in Flint, Michigan and, prior to its April 2015 acquisition of BioRx, LLC, a Delaware limited liability company (“BioRx”), as described in Note 15, maintained seven other pharmacy locations in California, Connecticut, Florida, Illinois, Massachusetts, Michigan and North Carolina. The Company also has a centralized call center to effectively deliver services to customers located in all 50 states in the United States of America (“U.S.”) and U.S. territories. The Company operates as one reportable segment.

Initial Public Offering

In October 2014, the Company completed its initial public offering (“IPO”) in which 15,333,333 shares of common stock were sold at a public offering price of $13.00 per share. The Company sold 11,000,000 shares of common stock and certain shareholders sold 4,333,333 shares of common stock. The Company did not receive any proceeds from the sale of common stock by the shareholders. The Company received net proceeds of $130,440 after deducting underwriting discounts and commissions of $9,652, and other offering expenses of $2,908. Proceeds of $80,458 were used to repay existing indebtedness to certain current or former shareholders and employees ($19,824), and borrowings under the revolving line of credit ($60,634). The remaining proceeds were used for working capital and other general corporate purposes.

Immediately prior to the closing of the IPO, each share of the Company’s then-outstanding capital stock converted into one share of its newly-authorized shares of no par value common stock.

Follow-On Public Offering

In March 2015, the Company completed a follow-on public offering in which 9,821,125 shares of common stock were sold at a public offering price of $29.00 per share. The Company sold 6,821,125 shares of common stock and certain shareholders sold 3,000,000 shares of common stock. The Company did not receive any proceeds from the sale of common stock by the shareholders. The Company received net proceeds of $187,281 after deducting underwriting discounts and commissions of $9,891, and other offering expenses of $642. The Company used $36,298 of the net proceeds to repurchase options to purchase common stock held by a number of current and former employees, including certain executive officers, with the remainder of the proceeds used to pay a portion of the cash consideration for the BioRx acquisition. The purchase price for each stock option repurchased was based on the public offering price per share, net of the underwriting discount and exercise price.

2.              BASIS OF PRESENTATION

Interim Unaudited Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, the interim financial statements include all adjustments of a normal recurring nature necessary for a fair presentation of the financial position, results of operations, cash flows and changes in shareholders’ equity. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2014 included in the Company’s Annual Report on Form 10-K, which was filed with the SEC on March 3, 2015.

Stock Split

In October 2014, immediately prior to the completion of the IPO, the Board of Directors declared and approved a 8,500-for-one stock split, effected in the form of a stock dividend, on each share of common stock outstanding to the common shareholders of record. Accordingly, all share and per share amounts in these unaudited condensed consolidated financial statements and notes thereto, were adjusted, where applicable, to reflect the stock split on a retroactive basis.

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

3.              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Diplomat Pharmacy, Inc., its wholly-owned subsidiaries, and a 51%-owned subsidiary, formed in August 2014, which the Company controls. The Company also owns a 25% interest in a non-consolidated entity which is accounted for under the equity method of accounting since the Company does not control the entity but has the ability to exercise significant influence over its operating and financial policies. An investment in an entity in which the Company owns less than 20% and does not have the ability to exercise significant influence is accounted for under the cost method.

Noncontrolling interest in a consolidated subsidiary in the condensed consolidated balance sheets represents the minority shareholders’ proportionate share of the equity in such subsidiary. Consolidated net income (loss) is allocated to the Company and noncontrolling interests (i.e., minority shareholders) in proportion to their percentage ownership. All intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported therein. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be based upon amounts that differ from these estimates.

Revenue Recognition

The Company recognizes revenue from prescription drug sales for home delivery at the time the drugs are shipped. At the time of shipment, the Company has performed substantially all of its obligations under its payor contracts and does not experience a significant level of returns or reshipments. If the Company administers a drug treatment regimen in a patient’s home, the Company recognizes revenue at time of administration. Revenues from dispensing specialty prescriptions that are picked up by patients at an open door or retail pharmacy location are recorded at prescription adjudication, which approximates the fill date. Sales taxes are presented on a net basis (excluded from revenues and costs). Revenues generated from prescription drug sales were $621,721 and $462,798 for the three months ended March 31, 2015 and 2014, respectively.

The Company recognizes revenue from service, data and consulting services when the services have been performed and the earnings process is therefore complete. Revenues generated from service, data and consulting services were $3,162 and $2,879 for the three months ended March 31, 2015 and 2014, respectively.

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-9, Revenue from Contracts with Customers (Topic 606), which will supersede the existing revenue recognition guidance under U.S. generally accepted accounting principles. The new standard focuses on creating a single source of revenue guidance for revenue arising from contracts with customers for all industries. The objective of the new standard is for companies to recognize revenue when it transfers the promised goods or services to its customers at an amount that represents what the company expects to be entitled to in exchange for those goods or services. In April 2015, the FASB issued a proposed ASU to defer the effective date of this ASU by one year to annual reporting periods beginning after December 15, 2017 for public entities. This ASU may be applied either retrospectively or as a cumulative effect adjustment as of the date of adoption. Early adoption is not permitted. The Company is currently assessing the method under which it will adopt and the potential impact of adopting this ASU on its financial position, results of operations, cash flows and/or disclosures.

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

In April 2015, the FASB issued ASU No. 2015-03, Interest — Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This ASU is effective for fiscal years beginning after December 15, 2015, and for interim periods within those fiscal years. An entity should apply this new guidance on a retrospective basis and is required to comply with applicable disclosures for a change in an accounting principle. This standard will result in a balance sheet reclassification and require related disclosure revisions in the Company’s financial statements.

4.              BUSINESS ACQUISITION

On June 27, 2014, the Company acquired all of the authorized, issued and outstanding shares of capital stock of MedPro Rx, Inc. (“MedPro”). MedPro, based in Raleigh, North Carolina, is a specialty pharmacy focused on specialty infusion therapies including hemophilia and immune globulin. The Company acquired MedPro to expand its existing specialty infusion business and to increase its presence in the mid-Atlantic and Southern regions of the U.S. The Company ascribes significant value to the cost reductions as well as synergies and other benefits that do not meet the recognition criteria of acquired identifiable intangible assets. Accordingly, the value of these components is included within goodwill. The acquisition is treated as a stock purchase for accounting purposes, and the goodwill resulting from this acquisition is deductible for tax purposes. The results of operations for MedPro are included in the Company’s consolidated financial statements from the acquisition date.

The Company did not acquire MedPro’s affiliate from which MedPro leased certain operating and other facilities. Instead, the Company, commensurate with the acquisition, entered into a five-year external lease agreement for the facilities on similar terms. As the Company does not direct the significant activities of the lessor, it is not consolidated into the Company’s financial statements.

The Company accounted for its acquisition of MedPro using the acquisition method as required by FASB Accounting Standards Codification Topic 805, Business Combinations (“FASB ASC 805”). The following table summarizes the consideration transferred to acquire MedPro:

Cash	$52,267
716,695 restricted common shares	12,000
Contingent consideration at fair value	4,270
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
		$37,099

The Company determined the estimated fair values of the identifiable long-lived assets with assistance from an independent valuation firm. The valuation firm also assisted with the Company’s determination of the fair value of the contingent consideration utilizing historical results, forecasted operating results of MedPro for each of the twelve month periods ending June 30, 2015 and 2016, and the corresponding contractual contingent payouts based on those results discounted at rates commensurate with the uncertainty involved. Based on operating results since MedPro’s acquisition, the Company increased the estimated contingent payment in the fourth quarter of 2014, and, with accreted interest through March 31, 2015, the resulting liability at that date is $10,153.

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

The following table presents the placement in the fair value hierarchy of assets and liabilities that are measured and disclosed at fair value on a recurring basis at March 31, 2015 and December 31, 2014:

	Asset /		Valuation
	(Liability)	Level 3	Technique
March 31, 2015:
Contingent consideration	$(11,019)	$(11,019)	C

December 31, 2014:
Contingent consideration	$(11,691)	$(11,691)	C

The following table sets forth a roll forward of the Level 3 measurements:

Contingent Consideration
Balance at January 1, 2015	$11,691
Change in fair value	328
Payment	(1,000)
Balance at March 31, 2015	$11,019

The carrying amounts of the Company’s financial instruments, consisting primarily of cash and cash equivalents, accounts receivable, accounts payable and other liabilities, approximate their estimated fair values due to the relative short-term nature of the amounts.

6.              INVENTORIES

Inventories consist of the following:

	March 31,	December 31,
	2015	2014
Prescription medications, over-the-counter medications and medical supplies, and non-medical retail items	$109,540	$110,464
Raw materials	213	208
Finished goods	13	11
	$109,766	$110,683

7.              INTANGIBLE ASSETS

At March 31, 2015 and December 31, 2014, definite-lived intangible assets consist of the following:

	March 31, 2015			December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Patient relationships	$29,100	$(4,114)	$24,986	$29,100	$(2,895)	$26,205
Trade names and trademarks	10,100	(827)	9,273	10,100	(575)	9,525
Non-compete employment agreements	4,999	(810)	4,189	4,999	(560)	4,439
Software licensing agreement	2,647	—	2,647	2,647	—	2,647
Customer relationships	2,157	—	2,157	2,157	—	2,157
	$49,003	$(5,751)	$43,252	$49,003	$(4,030)	$44,973

On August 28, 2014, the Company and two unrelated third party entities entered into a contribution agreement to form a new company, Primrose Healthcare, LLC (“Primrose”). Primrose functions as a management company, managing a network of physicians and medical professionals providing continuum care for patients infected with the Hepatitis C virus. The Company has committed to contributing $5,000 for its 51% interest, of which $3,000 was contributed in 2014, $1,000 was contributed in the first quarter of 2015 and the remainder is to be contributed later in 2015. The unrelated third party entities contributed a software licensing agreement valued at $2,647 and intellectual property valued at $2,157. No amortization related to these intangibles has been recorded as the entity has yet to recognize any revenue.

8.              INVESTMENT IN NON-CONSOLIDATED ENTITIES

In October 2011, the Company purchased a 25% minority interest in WorkSmartMD, L.L.C., also known as Ageology, for $5,000 of cash consideration, which was paid in installments during 2011, 2012 and 2013. During November and December 2013, the Company entered into two $1,000 6% per annum interest-bearing promissory notes receivable from Ageology. During January 2014, the Company entered into a $500, 8% per annum interest bearing secured promissory note receivable from Ageology. The notes are due on demand and secured by all personal property and fixtures owned by Ageology. In addition, in transactions unrelated to the Company, an affiliated entity of the Company’s chief executive officer has personally loaned $6,400 to Ageology as of March 31, 2015.

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

9.              DEBT

On July 20, 2012, the Company entered into a credit facility (“facility”) with General Electric Capital Corporation (“GE”) that provided for borrowings under a revolving line of credit of up to $60,000. In 2013, the facility was amended to increase the commitment under the revolving line of credit to $85,000. In June 2014, the facility was further amended to increase the commitment under the line of credit to $120,000. The amended facility provides for issuances of letters of credit up to $3,000 and swing loans up to $5,000. Additionally, the facility permits incremental increases in the amount of borrowings under the line of credit or issuances of term loans in the aggregate amount of $25,000, subject to certain conditions. Advances under the revolving credit loan commitment are limited to a borrowing base that consists of approximately 85% of the book value of eligible accounts receivable less the aggregate amount of letters of credit and swing loans. The facility matures on July 20, 2017. As of March 31, 2015 and December 31, 2014, the Company had no borrowings outstanding. The Company’s available liquidity under its revolving line of credit was $113,956 and $108,272 at March 31, 2015 and December 31, 2014, respectively.

The Company is required to maintain a depository bank account where money is collected and swept directly to the line of credit. Interest on borrowings are charged at a rate equal to either: (a) the base rate, which equates to the rate last quoted by The Wall Street Journal as the “Prime Rate” or as further defined in the agreement in the absence of such, plus an applicable margin (the “Base Rate”); or (b) LIBOR, as defined by the agreement, plus an applicable margin. The applicable margin on the Base Rate borrowings is 0.75% and on LIBOR rate borrowings is 1.75%. The Company is charged a monthly unused commitment fee ranging from 0.25% to 0.50% on the average unused daily balance. The facility is collateralized by security interest in and lien upon substantially all of the Company’s assets, not otherwise encumbered.

The facility with GE contains certain financial and non-financial covenants. The Company was in compliance with all such covenants as of March 31, 2015.

As disclosed in Note 1, using proceeds received from its IPO in October 2014, the Company repaid all outstanding borrowings including existing indebtedness to certain current or former shareholders and employees of $19,824 and borrowings under the revolving line of credit of $60,634.

See Note 15, Subsequent Events, regarding the new credit facility, which was consummated as of April 1, 2015.

10.       SHARE-BASED COMPENSATION

A summary of the Company’s stock option activity as of and for the three months ended March 31, 2015 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	Of Options	Price	Life	Value
			(Years)

Outstanding at December 31, 2014	7,217,331	$7.54	6.9	$142,262
Repurchased	(1,641,387)	5.44
Expired/cancelled	(590,392)	16.74
Outstanding at March 31, 2015	4,985,552	$7.15	7.2	$136,705

Exercisable at March 31, 2015	2,441,036	$4.68	5.8	$72,958

In March 2015, the Company repurchased vested stock options to buy 1,641,387 shares of common stock from certain current employees, including certain executive officers, for cash consideration totaling $36,298. All repurchased stock options were granted under the Company’s 2007 Stock Option Plan. No incremental compensation expense was recognized as a result of these repurchases.

In January 2014, the Company redeemed vested stock options to buy 239,768 shares of common stock from certain current employees for cash consideration, totaling $3,100. No incremental compensation expense was recognized as a result of these redemptions.

The Company recorded share-based compensation expense associated with stock options of $524 and $262 for the three months ended March 31, 2015 and 2014, respectively.

During the fourth quarter of 2014, the Company granted 8,277 restricted share awards to its non-employee directors. The Company recorded share-based compensation expense associated with restricted stock awards of $38 for the three months ended March 31, 2015.

11.       INCOME TAXES

As disclosed in Note 2, the Company changed its income tax status from an S corporation to a C corporation on January 23, 2014. Accordingly, on that date, the Company recorded a net deferred income tax liability of $2,965 and a corresponding charge to deferred income tax expense. This adoption impact, net of the impact of S corporation earnings from January 1, 2014 to January 22, 2014 which were not tax affected, resulted in a 69.3% effective tax rate for the three months ended March 31, 2014.

12.       CONTINGENCIES

The Company is subject to claims and lawsuits that arise primarily in the ordinary course of business. Management believes that the disposition or ultimate resolution of such claims and lawsuits will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

13.       REDEEMABLE CAPITAL STOCK

Several years prior to its IPO, the Company issued 11,050,000 shares of common stock to two shareholders that had certain redemption features which provided that upon the death of the shareholder or termination of his employment from the Company, all such outstanding shares owned by such shareholder would immediately be deemed to be offered for sale to the Company at an agreed-upon price meant to represent the then-current fair value of such shares. Due to this repurchase feature, the Company would be required to purchase the shares. Pursuant to this provision, the common shares were deemed to be mandatorily redeemable and, as such, were required to be reflected as a liability at their period end estimated fair value. Fair value was determined based on good faith estimates of the Company’s Board of Directors, in some cases with the assistance of independent third party valuations of the Company. There was no change in fair value during the three months ended March 31, 2014.

In January 2014, the Company entered into a Redeemable Series A Preferred Stock Purchase Agreement with certain funds of T. Rowe Price Associates, Inc. (“T. Rowe”) under which the Company issued to T. Rowe 2,986,229 shares of Redeemable Series A Preferred Stock at a purchase price of $16.74 per share. The Company used $20,000 of this $50,000 investment for general corporate purposes inclusive of fees associated with this transaction, and the remaining $30,000 was distributed to holders of common stock ($26,900) and holders of options to acquire common stock ($3,100).

As disclosed in Note 1, immediately prior to the closing of the IPO, each share of the Company’s then-outstanding capital stock converted into one share of its newly-authorized shares of no par value common stock.

14.       INCOME PER COMMON SHARE

For the period January 23, 2014 through March 31, 2014, the Company computed net income per common share using the two-class method as its Redeemable Series A Preferred Stock met the definition of a participating security and thereby shared in the net income of the Company on a ratable basis with the common shareholders. The preferred stock’s portion of net income for the three months ended March 31, 2014 was 7%. The Company’s restricted stock awards that were granted during the fourth quarter of 2014 also meet the definition of a participating security. Therefore, the Company continues to use the two class method to compute income per share.

The following table sets forth the computation of basic and diluted income per common share:

	Three Months Ended
	March 31,
	2015	2014
Numerator:
Net income attributable to Diplomat Pharmacy, Inc.	$2,858	$1,690
Less net income allocable to preferred shareholders	—	102
Net income allocable to common shareholders	$2,858	$1,588

Denominator:
Weighted average common shares outstanding, basic	51,813,464	32,044,432
Weighted average dilutive effect of stock options and restricted stock awards	2,947,389	2,891,183
Weighted average common shares outstanding, diluted	54,760,853	34,935,615

Net income per common share:
Basic	$0.06	$0.05
Diluted	$0.05	$0.05

Stock options to purchase 603,983 common shares and all Redeemable Series A Preferred Stock were excluded from the computation of diluted weighted average common shares outstanding for the three months ended March 31, 2014 as inclusion of such items would be anti-dilutive. All outstanding stock options and restricted stock awards were dilutive during the three months ended March 31, 2015.

15.       SUBSEQUENT EVENTS

Business Acquisition

On February 26, 2015, the Company signed a definitive agreement (the “Agreement”) to acquire BioRx. On April 1, 2015, the Company acquired BioRx, a highly specialized pharmacy and infusion services company that provides treatments for patients with ultra-orphan and rare, chronic diseases based in Cincinnati, Ohio. The Company acquired BioRx to further expand its existing specialty infusion business and to increase its national presence. The Company ascribes significant value to the cost reductions as well as synergies and other benefits that do not meet the recognition criteria of acquired identifiable intangible assets. Accordingly, the value of these components will be included within goodwill. The acquisition is treated as a stock purchase for accounting purposes, and the goodwill resulting from this acquisition is deductible for tax purposes.

The Company accounted for its acquisition of BioRx using the acquisition method as required by FASB ASC 805. The following table summarizes the consideration transferred to acquire BioRx:

Cash	$217,467
4,038,853 restricted common shares	125,697
Contingent consideration at fair value	41,000
$384,164

The above cash consideration is subject to a final true-up following closing. This amount is not known at this time and is therefore not reflected above.

The above share consideration at closing is based on 4,038,853 shares, as computed in accordance with the Agreement, multiplied by the per share closing market price as of March 31, 2015 ($34.58) multiplied by 90% to account for the restricted nature of the shares.

The purchase price includes a contingent consideration arrangement that requires the Company to issue up to 1,350,309 shares of its restricted common stock, as computed in accordance with Agreement, to the former holders of BioRx’s equity interests based upon the achievement of a certain earnings before interest, taxes, depreciation and amortization target in the twelve month period ending March 31, 2016. The estimated shares to be issued pursuant to this provision were valued utilizing a Monte Carlo simulation. Payment of the contingent consideration is subject to acceleration at the maximum contingent amount in the event of (i) a change in control of the Company or (ii) the termination without cause of either of two principals of BioRx that will continue employment with the Company following the closing, in each case during the 12-month period ending March 31, 2016.

The Company incurred acquisition-related costs of approximately $1,071 which were charged to “Selling, general and administrative expenses” during the three months ended March 31, 2015.

The following table summarizes the preliminary amounts of identifiable assets acquired and liabilities assumed at the acquisition date:

Cash and cash equivalents	$1,786
Accounts receivable	42,131
Inventories	5,546
Prepaid expenses and other current assets	287
Property and equipment	826
Other noncurrent assets	162
Intangible assets	193,700
Current liabilities	(27,460)
Total identifiable net assets	216,978
Goodwill	167,186
$384,164

Definite-lived intangible assets that were acquired and their respective useful lives are as follows:

	Useful Life	Amount

Patient relationships	10 years	$130,000
Non-compete employment agreements	5 years	39,700
Trade names and trademarks	13 years	24,000
		$193,700

The Company has not finalized the purchase price allocation. Accordingly, the purchase price allocation described above could change materially as the Company finalizes its assessment of the allocation and the fair values of the net tangible and intangible assets it acquired, some of which are dependent on the finalization of valuations being performed by independent valuation specialists. Additionally, the current estimate of the fair value of the contingent consideration described above is based on preliminary assumptions regarding BioRx’s operating results through March 2016 and may be adjusted upon gathering additional information as to BioRx’s forecast for that period.

The following unaudited pro forma summary presents consolidated financial information as if the BioRx and MedPro (Note 4) acquisitions had occurred on January 1, 2014. The unaudited pro forma results reflect certain adjustments related to the acquisitions, such as amortization expense resulting from intangible assets acquired and adjustments to reflect the Company’s borrowings and tax rates. Accordingly, such pro forma operating results were prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made as of January 1, 2014 or of results that may occur in the future.

	Three Months Ended
	March 31,
	2015	2014
	(unaudited)
Net sales	$684,838	$535,488
Net income (loss) attributable to Diplomat Pharmacy, Inc.	$793	$(779)
Net income (loss) per common share — basic	$0.01	$(0.02)
Net income (loss) per common share — diluted	$0.01	$(0.02)

New Credit Facility

On April 1, 2015, in connection with the BioRx acquisition, the Company entered into a Second Amended and Restated Credit Agreement with GE, as agent and as a lender, the other lenders party thereto and the other credit parties party thereto, providing for an increase in the Company’s line of credit to $175,000, a Term Loan A for $120,000 and a deferred draw term loan for an additional $25,000 (the “new credit facility”). The new credit facility also extended the maturity date to April 1, 2020. The new credit facility provides for the issuance of letters of credit up to $10,000 and swingline loans up to $15,000, the issuance and incurrence of which will reduce the availability of the revolving credit facility. The new credit facility is guaranteed by substantially all of the Company’s subsidiaries and is collateralized by substantially all of the Company’s and its subsidiaries’ respective assets, with certain exceptions. In addition, the Company has pledged the equity of substantially all of its subsidiaries as security for the obligations under the new credit facility.

The new credit facility provides two interest rate options, (i) LIBOR (as defined) plus 2.75% or (ii) Base Rate (as defined) plus 1.75%, provided, however, that the interest rate may adjust downward only, by as much as 0.25%, beginning September 2015 based on changes in the Company’s leverage ratio. Previously unamortized deferred financing costs of $859 as of March 31, 2015 will be amortized to interest expense over the term of the new credit facility.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(dollars in thousands, except per share, per patient and per prescription data)

The following Management’s Discussion and Analysis of financial condition and results of operations (“MD&A”) should be read in conjunction with the condensed consolidated financial statements (unaudited), related notes and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q and the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2014 filed on March 3, 2015 with the Securities and Exchange Commission (“SEC”).

Forward-Looking Statements

Certain statements contained or incorporated in this Quarterly Report on Form 10-Q which are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements give current expectations or forecasts of future events or our future financial or operating performance. Words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “seek” and similar terms and phrases, or the negative thereof, may be used to identify forward-looking statements.

The forward-looking statements contained in this report are based on management’s good-faith belief and reasonable judgment based on current information. The forward-looking statements are qualified by important factors, risks and uncertainties, many of which are beyond our control, that could cause our actual results to differ materially from those in the forward-looking statements, including those described elsewhere in this report (including Part II, Item 1A, “Risk Factors”), as well as in our Annual Report on Form 10-K for the year ended December 31, 2014 and subsequent reports filed with or furnished to the SEC. Any forward-looking statement made by us in this report speaks only as of the date hereof or as of the date specified herein. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by any applicable laws or regulations.

Overview

Diplomat Pharmacy, Inc. (the “Company,” Diplomat,” “our,” “us,” or “we”) is the nation’s largest independent specialty pharmacy in the United States, and is focused on improving lives of patients with complex chronic diseases. Our patient-centric approach positions us at the center of the healthcare continuum for treatment of complex chronic diseases through partnerships with patients, payors, pharmaceutical manufacturers and physicians. We offer a broad range of innovative solutions to address the dispensing, delivery, dosing and reimbursement of clinically intensive, high-cost specialty drugs (many of which can cost over $100,000 per patient, per year). We have expertise across a broad range of high-growth specialty therapeutic categories, including oncology, immunology, hepatitis, multiple sclerosis, HIV and specialty infusion therapy. We dispense to all 50 states through our advanced distribution center that enables us to ship medications nationwide as well as a centralized clinical call center that helps us deliver localized services on a national scale. Diplomat was founded in 1975 by our chief executive officer, Philip Hagerman, and his father, Dale, both trained pharmacists who transformed our business from a traditional pharmacy into a leading specialty pharmacy beginning in 2005.

Our core revenues are derived from the customized care management programs we deliver to our patients, including the dispensing of their specialty medications. Because our core therapeutic disease states generally require multi-year or life-long therapy, our singular focus on complex chronic diseases helps drive recurring revenues and sustainable growth. Our revenue growth is primarily driven by new drugs coming to market, new indications for existing drugs, volume growth with current clients, and addition of new clients. For the three months ended March 31, 2015 and year ended December 31, 2014, we derived over 99% of our revenue from the dispensing of drugs and the reporting of data associated with those dispenses to pharmaceutical manufacturers and other outside companies.

Our historical growth has largely been driven by our position as a leader in oncology and immunology therapeutic categories. For the three months ended March 31, 2015 and year ended December 31, 2014, we generated approximately 66% and 68%, respectively, of our revenues in these two categories.

We expect our growth to continue to be driven by a highly visible and recurring base of revenues, favorable demographic trends, advanced clinical developments, expanding drug pipelines, earlier detection of chronic diseases, improved access to medical care, manufacturer price increases and mix shift toward higher-cost specialty drugs. In addition, we believe that our expanding breadth of services, our growing penetration with new customers, and our access to limited distribution drugs, will help us achieve significant and sustainable growth and profitability in the future. Further, we believe that limited distribution is becoming the delivery system of choice for many specialty drug manufacturers because it facilitates high patient engagement, clinical expertise, and an elevated focus on service. Accordingly, we believe our current portfolio of over 80 limited distribution drugs, all of which are post-launch, is important to our growth.

We also provide specialty pharmacy support services to a national network of retailers as well as hospitals and health systems. We provide services to retailers and independent pharmacy groups, hospitals and health systems. For many of our retail, hospital and health system partners, we earn revenue by providing clinical and administrative support services on a fee-for-service basis to help them dispense specialty medications. Our other revenue for the three months ended March 31, 2015 and year ended December 31, 2014 was derived from these services provided to retail and hospital pharmacy partners.

Recent Developments

MedPro Rx, Inc. Acquisition

On June 27, 2014, we acquired all of the outstanding stock of MedPro Rx, Inc. (“MedPro”) for a total acquisition price of approximately $68,537, excluding related acquisition costs. Included in the total acquisition price is $52,267 in cash, 716,695 shares of our Class B Nonvoting Common Stock, valued at approximately $12,000, and contingent consideration fair valued at $4,270 as of the acquisition date, with a maximum payout of $11,500, that is based on the achievement of certain revenue and gross profit targets for each of the twelve months ended June 30, 2015 and 2016. MedPro is a specialty pharmacy focused on specialty infusion therapies, including hemophilia and immune globulin, based in Raleigh, North Carolina. We acquired MedPro to expand our existing specialty infusion business and to increase our presence in the mid-Atlantic and Southern regions of the country.

Initial Public Offering

In October 2014, we completed our initial public offering (“IPO”) in which 15,333,333 shares of common stock were sold at a public offering price of $13.00 per share. We sold 11,000,000 shares of common stock and certain existing shareholders sold 4,333,333 shares of common stock. We did not receive any proceeds from the sale of common stock by the existing shareholders. We received net proceeds of $130,440 after deducting underwriting discounts and commissions of $9,652, and other offering expenses of $2,908. Proceeds of $80,458 were used to repay existing indebtedness to certain current or former shareholders and employees ($19,824) and borrowings under our revolving line of credit ($60,634). The remaining proceeds were used for working capital and other general corporate purposes.

Follow-On Public Offering

In March 2015, we completed a public offering in which 9,821,125 shares of common stock were sold at a public offering price of $29.00 per share. We sold 6,821,125 shares of common stock and certain existing shareholders sold 3,000,000 shares of common stock. We did not receive any proceeds from the sale of common stock by the existing shareholders. We received net proceeds of $187,281 after deducting underwriting discounts and commissions of $9,891, and other offering expenses of $642. We used $36,298 of the net proceeds to repurchase options to purchase common stock held by a number of current and former employees, including certain executive officers, with the remainder of the proceeds used to pay a portion of the cash consideration for the BioRx acquisition. The purchase price for each stock option repurchased was based on the public offering price per share, net of the underwriting discount and exercise price.

See “Subsequent Events Impacting Operations and Liquidity” regarding the BioRx acquisition and the new credit facility, each consummated as of April 1, 2015.

Key Performance Metrics

We regularly review a number of metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections, and make strategic decisions:

	Three Months Ended March 31,
	2015	2014

Prescriptions dispensed	194,000	184,000
Prescriptions serviced (not dispensed)	53,000	54,000
Total prescriptions	247,000	238,000

Net sales per prescription dispensed	$3,210	$2,525
Gross profit per prescription dispensed	$205	$153
Net sales per prescription serviced (not dispensed)	$25	$25
Gross profit per prescription serviced (not dispensed)	$25	$25

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

Our volume for the three months ended March 31, 2015 was 247,000 prescriptions dispensed or serviced, a 4% increase compared to approximately 238,000 prescriptions dispensed or serviced for the three months ended March 31, 2014. The volume increase was due to new drugs to the market or newly dispensed by us, growth in patients from current payors and physician practices, and the addition of patients from new payors and physician practices. Our MedPro acquisition also contributed to the increase in the three months ended March 31, 2015 versus the same period in the prior year. The volume increase was partially offset by the loss of non-specialty dispenses resulting from the decision to close our Grand Rapids facility in November 2014.

Other Metrics

Other key metrics used in analyzing our business are net sales per prescription dispensed, gross profit per prescription dispensed, net sales per prescription serviced (not dispensed), and gross profit per prescription serviced (not dispensed).

Net sales per prescription dispensed represents total prescription revenue from prescriptions dispensed by Diplomat divided by the number of prescriptions dispensed by Diplomat. Gross profit per prescription dispensed represents gross profit from prescriptions dispensed by Diplomat divided by the number of prescriptions dispensed by Diplomat. Total prescription revenue from prescriptions dispensed includes all revenue collected from patients, third party payors, and various patient assistance programs, as well as revenue collected from pharmaceutical manufacturers for data and other services directly tied to the actual dispensing of their drug(s). Gross profit represents total prescription revenue from prescriptions dispensed less the cost of the drugs purchased, including performance-related rebates.

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

Selling, General and Administrative Expenses

Our operating expenses primarily consist of employee and employee-related costs, as well as outbound prescription drug transportation and logistics costs. Our employee and employee-related costs relate to both our patient-facing personnel and our non-patient facing support and administrative personnel. Other operating expenses consist of occupancy and other indirect costs, insurance costs, professional fees, and other general overhead expenses. We expect that general and administrative expenses will continue to increase as we incur additional expenses related to being a public company, including professional fees and share-based compensation.

Other Income (Expense)

Other income (expense) primarily consists of interest expense associated with our debt, equity income or losses associated with our 25% owned non-consolidated entity which was written off in December 2014, tax credits and income from property rentals.

Income Tax Expense

On January 23, 2014, we changed from an S corporation to a C corporation. Prior to this date, our historical financial statements reflected our results as an S corporation.

Results of Operations

The following table provides statements of operations data for each of the periods presented:

	Three Months Ended March 31,
	2015	2014
Net sales	$624,883	$465,677
Cost of products sold	(583,741)	(436,168)
Gross profit	41,142	29,509
Selling, general and administrative expenses	(36,304)	(23,539)
Income from operations	4,838	5,970
Other income (expense):
Interest expense	(321)	(530)
Equity loss of non-consolidated entity	—	(401)
Other	105	468
Total other expense	(216)	(463)
Income before income taxes	4,622	5,507

Income tax expense	(1,950)	(3,817)
Net income	2,672	1,690
Less net loss attributable to noncontrolling interest	(186)	—
Net income attributable to Diplomat Pharmacy, Inc.	2,858	1,690
Net income allocable to preferred shareholders	—	102
Net income allocable to common shareholders	$2,858	$1,588

Net Sales

Our net sales for the three months ended March 31, 2015 were $624,883, a $159,206 increase, or 34%, compared to $465,677 for the three months ended March 31, 2014. The increase was in part the result of approximately $58,000 of additional revenue from drugs that were new to the market or newly dispensed by us. Our MedPro acquisition contributed approximately $24,000 to the increase. The remaining increase is attributable to prescription volume growth of existing drugs, manufacturer price increases, drug mix and payor mix.

Cost of Goods Sold

Our cost of goods sold for the three months ended March 31, 2015 was $583,741, a $147,573 increase, or 34%, compared to $436,168 for the three months ended March 31, 2014. The increase was primarily the result of the same factors that drove the increase in our net sales over the same time period. Cost of goods sold was 93.4% and 93.7% of revenue for the three months ended March 31, 2015 and 2014, respectively. The gross margin improvement in the first quarter of 2015 was driven by drug mix changes, including the impact of the MedPro acquisition, and continued favorable pricing trends.

Selling, General and Administrative Expenses

Our selling, general, and administrative expense (“SG&A”) for the three months ended March 31, 2015 was $36,304, a $12,765 increase, or 54%, compared to $23,539 for the three months ended March 31, 2014. SG&A was 5.8% and 5.1% of revenue for the three months ended March 31, 2015 and 2014, respectively. SG&A in the 2015 period was higher than in the prior year period primarily due to variable costs related to increased net sales and prescription volume during the 2015 period. Total employee cost increased by $6,675, or 47%, and was primarily attributable to three factors. First, the 7% increase in dispensed prescriptions, combined with the increased administrative complexity associated with the mix of those prescriptions, drove the need to hire additional employees. Second, our ongoing efforts to improve IT systems to support current and future growth required additional indirect labor to develop our key systems. Third, we incurred additional expense associated with adding staff to support public company requirements. Similarly, our logistics expense increased by $118, or 4%, as a result of the additional prescription volume dispensed. The increase in the period also includes SG&A related to our

MedPro acquisition including: $3,440 of expense for the pharmacies and support staff; $328 of expense for contingent consideration; and $1,721 of definite-lived intangible asset amortization expense.

Other Income (Expense)

Our other income (expense) for the three months ended March 31, 2015 was $(216), compared to $(463) for the three months ended March 31, 2014.

Income Tax Expense

On January 23, 2014, we changed our income tax status from an S corporation to a C corporation and, as such, now bear income taxes which had previously been borne by our shareholders. Accordingly, on that date, we recorded a net deferred income tax liability of $2,965 and a charge to income tax expense for the same amount. Our income tax expense for the three months ended March 31, 2015 and 2014 was $1,950 and $3,817, respectively, resulting in effective tax rates of 42% and 69%, respectively.

Liquidity and Capital Resources

Our primary uses of cash include funding our working capital, acquiring and maintaining property and equipment and internal use software, business acquisitions, stock and stock option redemptions and repurchases, and debt service. Our primary source of liquidity for our working capital is cash flows generated from operations. At various times during the course of the year, we may be in an operating cash usage position, which may require us to use our short-term borrowings. We continuously monitor our working capital position and associated cash requirements and explore opportunities to more effectively manage our inventory and capital spending. As of March 31, 2015 and December 31, 2014, we had $162,018 and $17,957, respectively, of cash and cash equivalents. Our cash balances fluctuate based on working capital needs and the timing of sweeping available cash each day to pay down any outstanding balance on our line of credit, which was $0 at both March 31, 2015 and December 31, 2014. Our available liquidity under our revolving line of credit was $113,956 and $108,272 at March 31, 2015 and December 31, 2014, respectively.

We believe that funds generated from operations, our cash and cash equivalents on hand, and available borrowing capacity under our revolving line of credit will be sufficient to meet our working capital and capital expenditure requirements for at least 12 months. We may enhance our competitive position through additional complementary acquisitions in both existing and new markets. Therefore, from time to time, we expect to access the equity or debt markets to raise additional funds to finance acquisitions or otherwise on a strategic basis.

See “Subsequent Events Impacting Operations and Liquidity” regarding the BioRx acquisition and the new credit facility, each consummated as of April 1, 2015.

The following table provides cash flow data for each of the periods presented:

	Three Months Ended March 31,
	2015	2014
Net cash used in operating activities	$(4,097)	$(925)
Net cash used in investing activities	(3,911)	(1,829)
Net cash provided by (used in) investing activities	152,069	(6,355)
Net increase (decrease) in cash and cash equivalents	$144,061	$(9,109)

Net Cash Provided By (Used In) Operating Activities

Cash provided by (used in) operating activities consists of significant components of the statement of operations adjusted for changes in various working capital items including accounts receivable, inventories, prepaid expenses, accounts payable and other accrued expenses.

The $3,172 increase in cash used in operating activities during the three months ended March 31, 2015 compared to the three months ended March 31, 2014 was primarily due to a $3,966 increase in net working capital outflows and a $1,799 increase in excess tax benefits related to share-based awards.

Net Cash Used In Investing Activities

Our primary investing activities have consisted of business acquisitions, investments in non-consolidated entities, capital expenditures to purchase computer equipment, software, furniture and fixtures, labor expenditures associated with capitalized software for internal use, as well as building improvements to support the expansion of our infrastructure and workforce. As our business grows, we expect our capital expenditures and our investment activity to continue to increase.

The $2,082 increase in cash used in investing activities during the three months ended March 31, 2015 compared to the three months ended March 31, 2014 was primarily related to a $2,569 increase in expenditures for software for internal use and property and equipment, as we continue to expand and improve our information systems.

Net Cash Provided By (Used In) Financing Activities

The $158,424 increase in cash flow associated with financing activities during the three months ended March 31, 2015 compared to the three months ended March 31, 2014 was primarily related to $187,281 in net proceeds from our follow-on public offering, partially offset by $36,298 in payments made to repurchase stock options.

Revolving Line of Credit

On July 20, 2012, we entered into a credit facility (“facility”) with General Electric Capital Corporation (“GE”) that provided for borrowings under a revolving line of credit of up to $60,000. In 2013, the facility was amended to increase the commitment under the revolving line of credit to $85,000. In June 2014, the facility was further amended to increase the commitment under the line of credit to $120,000. The amended facility provides for issuances of letters of credit up to $3,000 and swing loans up to $5,000. Additionally, the facility permits incremental increases in the amount of borrowings under the line of credit or issuances of term loans in the aggregate amount of $25,000, subject to certain conditions. Advances under the revolving credit loan commitment are limited to a borrowing base that consists of approximately 85% of the book value of eligible accounts receivable less the aggregate amount of letters of credit and swing loans. The facility matures on July 20, 2017. As of both March 31, 2015 and December 31, 2014, we had no borrowings outstanding. Our available liquidity under our revolving line of credit was $113,956 and $108,272 at March 31, 2015 and December 31, 2014, respectively.

We are required to maintain a depository bank account where money is collected and swept directly to the line of credit. Interest on borrowings are charged at a rate equal to either: (a) the base rate, which equates to the rate last quoted by The Wall Street Journal as the “Prime Rate” or as further defined in the agreement in the absence of such, plus an applicable margin (the “Base Rate”); or (b) LIBOR, as defined by the agreement, plus an applicable margin. The applicable margin on the Base Rate borrowings is 0.75% and on LIBOR rate borrowings is 1.75%. We are charged a monthly unused commitment fee ranging from 0.25% to 0.50% on the average unused daily balance. The facility is collateralized by security interest in and lien upon substantially all of our assets, not otherwise encumbered.

The facility with GE contains certain financial and non-financial covenants. We were in compliance with all such covenants as of March 31, 2015.

See “Subsequent Events Impacting Operations and Liquidity” regarding the new credit facility, which was consummated as of April 1, 2015.

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

Critical Accounting Policies and Estimates

The MD&A is based on the condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses. In accordance with U.S. GAAP, we base our estimates on historical experience and on various other assumptions that management believes are reasonable under the circumstances. Actual results might differ from these estimates under different assumptions or conditions and, to the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. During the three months ended March 31, 2015, there were no material changes to our critical accounting policies and use of estimates, which are disclosed in our audited consolidated financial statements for the year ended December 31, 2014 included in the Company’s Annual Report on Form 10-K.

New Accounting Pronouncements

See Note 3, Summary of Significant Accounting Policies, in the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q for a description of new accounting pronouncements.

Subsequent Events Impacting Operations and Liquidity

Business Acquisition

On February 26, 2015, we signed a definitive agreement (the “Agreement”) to acquire BioRx, LLC (“BioRx”). On April 1, 2015, we acquired BioRx, a highly specialized pharmacy and infusion services company that provides treatments for patients with ultra-orphan and rare, chronic diseases based in Cincinnati, Ohio. We accounted for our acquisition of BioRx using the acquisition method as required by FASB ASC 805. The following table summarizes the consideration transferred to acquire BioRx:

Cash	$217,467
4,038,853 restricted common shares	125,697
Contingent consideration at fair value	41,000
$384,164

The above cash consideration is subject to a final true-up following closing. This amount is not known at this time and is therefore not reflected above.

The above share consideration at closing is based on 4,038,853 shares, as computed in accordance with the Agreement, multiplied by the per share closing market price as of March 31, 2015 ($34.58) multiplied by 90% to account for the restricted nature of the shares.

The purchase price includes a contingent consideration arrangement that requires us to issue up to 1,350,309 shares of our restricted common stock, as computed in accordance with Agreement, to the former holders of BioRx’s equity interests based upon the achievement of a certain earnings before interest, taxes, depreciation and amortization target in the twelve month period ending March 31, 2016. The estimated shares to be issued pursuant to this provision were valued utilizing a Monte Carlo simulation. Payment of the contingent consideration is subject to acceleration at the maximum contingent amount in the event of (i) a change in control of Diplomat or (ii) the termination without cause of either of two principals of BioRx that will continue employment with us following the closing, in each case during the 12-month period ending March 31, 2016.

We incurred acquisition-related costs of approximately $1,071 which were charged to “Selling, general and administrative expenses” during the three months ended March 31, 2015.

New Credit Facility

On April 1, 2015, in connection with the BioRx acquisition, we entered into a Second Amended and Restated Credit Agreement with GE, as agent and as a lender, the other lenders party thereto and the other credit parties party thereto, providing for an increase in our line of credit to $175,000, a Term Loan A for $120,000 and a deferred draw term loan for an additional $25,000 (the “new credit facility”). The new credit facility also extended the maturity date to April 1, 2020. The new credit facility provides for the issuance of letters of credit up to $10,000 and swingline loans up to $15,000, the issuance and incurrence of which will reduce the availability of the revolving credit facility. The new credit facility is guaranteed by substantially all of our subsidiaries and is collateralized by substantially all of our and our subsidiaries’ respective assets, with certain exceptions. In addition, we have pledged the equity of substantially all of our subsidiaries as security for the obligations under the new credit facility.

The new credit facility provides two interest rate options, (i) LIBOR (as defined) plus 2.75% or (ii) Base Rate (as defined) plus 1.75%, provided, however, that the interest rate may adjust downward only, by as much as 0.25%, beginning September 2015 based on changes in our leverage ratio. Previously unamortized deferred financing costs of $859 as of March 31, 2015 will be amortized to interest expense over the term of the new credit facility.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 4. CONTROLS AND PROCEDURES

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

Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in our reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the specified time periods in the SEC’s rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15(d)-15(e) promulgated under the Exchange Act) as of March 31, 2015. Based on these evaluations, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures required by paragraph (b) of Rule 13a-15 or 15d-15 were effective as of March 31, 2015.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the first quarter of 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.                                                LEGAL PROCEEDINGS

We are subject to claims and lawsuits that arise primarily in the ordinary course of business. We believe that the disposition or ultimate resolution of such claims and lawsuits will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

ITEM 1A.                                       RISK FACTORS

Except for the revised or additional risk factors included below, there have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014, which was filed with the Securities and Exchange Commission on March 3, 2015.

Risks Related to Our Acquisition of BioRx, LLC (“BioRx”)

Combining the two companies may be more difficult, costly or time consuming than expected and the anticipated benefits of the acquisition may not be realized.

Prior to April 1, 2015, we and BioRx operated independently. The success of the acquisition, including anticipated benefits, will depend, in part, on our ability to successfully combine and integrate the business of BioRx with our business. It is possible that the integration process could result in the loss of key employees, higher than expected costs, diversion of management attention of the combined company, the disruption of our combined businesses or inconsistencies in standards, controls, procedures and policies that adversely affect the combined company’s ability to maintain relationships with customers, vendors and employees or to achieve the anticipated benefits and cost savings of the acquisition. If we experience difficulties with the integration process, the anticipated benefits of the acquisition may not be realized fully or at all, or may take longer to realize than expected. These integration matters could have an adverse effect on the combined company for an undetermined period.

In connection with the acquisition, we incurred significant additional indebtedness, which could adversely affect us, including by decreasing our business flexibility, and increasing our interest expense.

We had no outstanding indebtedness under our credit facility at March 31, 2015. We have substantially increased indebtedness following the acquisition in comparison to recent periods, which could have the effect, among other things, of reducing our flexibility to respond to changing business and economic conditions and increasing our interest expense. We have also incurred various costs and expenses associated with the financing. The amount of cash required to pay interest and/or principal on our increased indebtedness levels following the acquisition, and thus the demands on our cash resources, will be greater than the amount of cash flows required to service our indebtedness prior to the transaction. The increased levels of indebtedness following the acquisition could also reduce funds available for working capital, capital expenditures, acquisitions and other general corporate purposes and may create competitive disadvantages for us relative to other companies with lower debt levels. If we do not achieve the expected benefits from the acquisition, or if the financial performance of the combined company does not meet current expectations, then our ability to service our indebtedness may be adversely impacted.

Moreover, we may be required to raise substantial additional funds to finance working capital, capital expenditures, acquisitions or other general corporate requirements. Our ability to arrange additional financing or refinancing will depend on, among other factors, our financial position and performance, as well as prevailing market conditions and other factors beyond our control. There can be no assurance that we will be able to obtain additional financing or refinancing on terms acceptable to us or at all.

The acquisition involved substantial costs.

We and BioRx have incurred, and we expect to continue to incur, a number of non-recurring costs associated with the acquisition and combining the operations of the two companies. The substantial majority of non-recurring expenses were comprised of transaction and regulatory costs related to the acquisition. We also will incur transaction fees and costs related to formulating and implementing integration plans, including purchasing and systems consolidation costs and employment-related costs. We continue to assess the magnitude of these costs, and additional unanticipated costs may be incurred in the integration of the combined company’s business. Although we expect that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, should allow us to offset integration-related costs over time, this net benefit may not be achieved in the near term, or at all. See the risk factor entitled “Combining the two companies may be more difficult, costly or time consuming than expected and the anticipated benefits and cost savings of the acquisition may not be realized” above.

Sales of shares of our common stock after the completion of the transaction and expiration of the lock-up period may cause the market price of our common stock to fall.

We issued approximately 4.0 million shares of our common stock upon the initial closing of the transaction, and will issue up to an additional 1.4 million shares of our common stock upon BioRx’s achievement of a specified EBITDA-based target in the 12-month period following the closing. Although all sellers are subject to a lock-up agreement preventing them from selling our common stock received at closing for a period of at least six months following closing, certain sellers may decide not to hold the shares of Company common stock they will receive in the acquisition to the extent permitted. Other sellers, such as funds with limitations on their permitted holdings of stock in individual issuers, may be required to sell the shares of our common stock that they receive in the acquisition as soon as permitted. Such sales of our common stock could have the effect of depressing the market price for our common stock and may take place promptly following the expiration of the respective lock-up periods, or promptly upon receipt with respect to the shares to be issued in the event the contingent consideration is earned.

Uncertainties associated with the acquisition may cause a loss of our management personnel and other key employees, which could adversely affect the future business and operations of the combined company following the acquisition.

We are dependent on the experience and industry knowledge of our officers and other key employees to execute our business plan. The combined company’s success will depend in part upon our ability to retain key management personnel and other key employees of the combined company. Our current and prospective employees may experience uncertainty about their future roles with the combined company following the acquisition, which may materially adversely affect the ability of the combined company to attract and retain key personnel. Accordingly, no assurance can be given that the combined company will be able to retain key management personnel and other key employees of the combined company.

ITEM 2.                                                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Initial Public Offering

In October 2014, the Company completed its initial public offering (“IPO”) in which 15,333,333 shares of common stock were sold at a public offering price of $13.00 per share. The Company sold 11,000,000 shares of common stock and certain shareholders sold 4,333,333 shares of common stock. The Company did not receive any proceeds from the sale of common stock by the shareholders. The Company received net proceeds of $130.4 million after deducting underwriting discounts and commissions of $9.7 million, and other offering expenses of $2.9 million. Proceeds of $80.5 million were used to repay existing indebtedness to certain current or former shareholders and employees ($19.8 million), and borrowings under the revolving line of credit ($60.7 million). The remaining proceeds were used for working capital and other general corporate purposes.

Issuer Repurchases of Stock Options

The Company used $36.3 million of the net proceeds from its March 2015 follow-on equity offering to repurchase options to purchase common stock held by a number of current and former employees, including certain executive officers. The purchase price for the stock option repurchases was based on the public offering price per share, net of the underwriting discount and exercise price.

ITEM 6.                                                EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit / Appendix Number	Filing Date
2.1	Securities Purchase Agreement by and among Diplomat Pharmacy, Inc., BioRx, LLC, and the other parties named therein, dated February 26, 2015		8-K		2.1	February 26, 2015

31.1	Section 302 Certification — CEO	X

31.2	Section 302 Certification — CFO	X

32.1**	Section 906 Certification — CEO	X

32.2**	Section 906 Certification — CFO	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase	X

101.LAB	XBRL Taxonomy Extension Label Linkbase	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

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
Sean M. Whelan
Chief Financial Officer,
Secretary and Treasurer
(Principal Financial Officer and
Principal Accounting Officer)

Date:	May 12, 2015