Form 10-Q
period 2015-06-30
Diplomat Pharmacy, Inc.
filed 2015-08-04
CIK 1610092

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

As of July 31, 2015, there were 63,643,867 outstanding shares of the registrant’s no par value common stock.

DIPLOMAT PHARMACY, INC.

Form 10-Q

For the Quarter Ended June 30, 2015

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DIPLOMAT PHARMACY, INC.

Condensed Consolidated Balance Sheets (Unaudited)

(dollars in thousands, except par values)

	June 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and equivalents	$17,305	$17,957
Accounts receivable, net	257,913	155,273
Inventories	159,462	110,683
Deferred income taxes	2,168	1,813
Prepaid expenses and other current assets	15,886	5,360
Total current assets	452,734	291,086

Property and equipment, net	14,187	13,150
Capitalized software for internal use, net	35,417	13,236
Goodwill	250,544	23,148
Intangible assets, net	242,882	44,973
Investment in non-consolidated entity	3,500	3,500
Deferred debt issuance costs	5,681	921
Other noncurrent assets	234	72

Total assets	$1,005,179	$390,086

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$265,565	$202,495
Borrowings on line of credit	70,994	—
Short-term debt, including current portion of long-term debt	6,000	—
Accrued expenses:
Contingent consideration	47,681	6,282
Compensation and benefits	5,682	2,257
Other	6,142	4,394
Total current liabilities	402,064	215,428

Long-term debt, less current portion	114,000	—
Contingent consideration, less current portion	5,179	5,409
Deferred income taxes	11,081	518
Other noncurrent liabilities	—	4
Total liabilities	532,324	221,359

Commitments and contingencies

Shareholders’ equity:
Preferred stock (10,000,000 shares authorized; none issued and outstanding)	—	—
Common stock (no par value; 590,000,000 shares authorized; 63,613,867 and 51,457,023 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively)	445,280	148,901
Additional paid-in capital	11,857	9,893
Retained earnings	11,603	5,354
Total Diplomat Pharmacy shareholders’ equity	468,740	164,148
Noncontrolling interests	4,115	4,579
Total shareholders’ equity	472,855	168,727

Total liabilities and shareholders’ equity	$1,005,179	$390,086

See accompanying notes to condensed consolidated financial statements.

DIPLOMAT PHARMACY, INC.

Condensed Consolidated Statements of Operations (Unaudited)

(dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net sales	$808,011	$541,675	$1,432,894	$1,007,352
Cost of products sold	(738,342)	(512,107)	(1,322,083)	(948,275)
Gross profit	69,669	29,568	110,811	59,077
Selling, general and administrative expenses	(62,474)	(27,485)	(98,777)	(51,024)
Income from operations	7,195	2,083	12,034	8,053
Other income (expense):
Interest expense	(1,903)	(365)	(2,224)	(895)
Change in fair value of redeemable common shares	—	957	—	957
Equity loss of non-consolidated entity	—	(309)	—	(710)
Other	75	49	179	517
Total other (expense) income	(1,828)	332	(2,045)	(131)
Income before income taxes	5,367	2,415	9,989	7,922
Income tax expense	(2,254)	(740)	(4,204)	(4,557)
Net income	3,113	1,675	5,785	3,365
Less net loss attributable to noncontrolling interest	(277)	—	(464)	—
Net income attributable to Diplomat Pharmacy, Inc.	3,390	1,675	6,249	3,365
Net income allocable to preferred shareholders	—	299	—	401
Net income allocable to common shareholders	$3,390	$1,376	$6,249	$2,964

Net income per common share:
Basic	$0.05	$0.04	$0.11	$0.09
Diluted	$0.05	$0.04	$0.10	$0.09

Weighted average common shares outstanding:
Basic	62,610,850	30,748,750	57,279,670	31,400,210
Diluted	64,795,362	33,304,028	59,845,620	34,101,120

See accompanying notes to condensed consolidated financial statements.

DIPLOMAT PHARMACY, INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(dollars in thousands)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net income	$5,785	$3,365
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	10,875	2,545
Change in fair value of contingent consideration	5,169	321
Share-based compensation expense	1,232	1,135
Excess tax benefits related to share-based awards	(4,983)	—
Net provision for doubtful accounts	5,359	997
Amortization of debt issuance costs	371	182
Deferred tax expense	1,450	2,105
Contingent consideration payment	(300)	—
Impairment of capitalized software for internal use	150	—
Loss (gain) on sale or disposal of property and equipment	60	(7)
Change in fair value of redeemable common shares	—	(957)
Equity loss of non-consolidated entity	—	710
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	(48,230)	(27,154)
Inventories	(34,545)	(9,217)
Accounts payable	12,221	48,258
Other assets and liabilities	4,831	(1,456)
Net cash (used in) provided by operating activities	(40,555)	20,827

Cash flows from investing activities:
Payments to acquire businesses, net of cash acquired	(299,977)	(51,302)
Expenditures for capitalized software for internal use	(6,118)	(3,893)
Expenditures for property and equipment	(1,009)	(426)
Net proceeds from sales of property and equipment	8	17
Loan to non-consolidated entity	—	(500)
Net repayment of related parties’ notes receivable	—	150
Net cash used in investing activities	(307,096)	(55,954)

Cash flows from financing activities:
Net proceeds from line of credit	70,994	17,254
Proceeds from long-term debt	120,000	—
Payments on long-term debt	—	(4,701)
Proceeds from follow-on public offering, net of transaction costs	187,271	—
Proceeds from sale of preferred stock, net of transaction costs	—	101,815
Payments made to repurchase common stock	—	(53,400)
Payments made to repurchase stock options	(36,298)	(9,400)
Proceeds from issuance of stock upon stock option exercises	5,880	—
Excess tax benefits related to share-based awards	4,983	—
Payment of debt issuance costs	(5,131)	—
Contingent consideration payment	(700)	—
Net cash provided by financing activities	346,999	51,568

(Decrease) increase in cash and equivalents	(652)	16,441

Cash and equivalents at beginning of period	17,957	9,109

Cash and equivalents at end of period	$17,305	$25,550

Supplemental disclosures of cash flow information:
Issuance of common stock as partial consideration for business acquisitions	$135,275	$12,000
Cash paid for interest	1,217	713
Cash paid for income taxes	216	—

See accompanying notes to condensed consolidated financial statements.

DIPLOMAT PHARMACY, INC.

Condensed Consolidated Statement of Changes in Shareholders’ Equity

(dollars in thousands)

					Total
					Diplomat
			Additional		Pharmacy, Inc.		Total
	Common Stock		Paid-In	Retained	Shareholders’	Noncontrolling	Shareholders’
	Shares	Amount	Capital	Earnings	Equity	Interest	Equity

Balance at January 1, 2015	51,457,023	$148,901	$9,893	$5,354	$164,148	$4,579	$168,727

Net income (loss)	—	—	—	6,249	6,249	(464)	5,785
Proceeds from public offering, net of issuance costs	6,821,125	187,271	—	—	187,271	—	187,271
Repurchase of stock options	—	(34,194)	(2,104)	—	(36,298)	—	(36,298)
Excess tax benefits related to share-based awards	—	—	4,983	—	4,983	—	4,983
Issuance of common stock as partial consideration of BioRx, LLC acquisition	4,038,853	125,697	—	—	125,697	—	125,697
Issuance of common stock as partial consideration of Burman’s Apothecary, LLC acquisition	253,036	9,578	—	—	9,578	—	9,578
Share-based compensation expense	—	—	1,232	—	1,232	—	1,232
Stock issued upon stock option exercises	1,043,830	8,027	(2,147)	—	5,880	—	5,880
Balance at June 30, 2015	63,613,867	$445,280	$11,857	$11,603	$468,740	$4,115	$472,855

See accompanying notes to condensed consolidated financial statements.

DIPLOMAT PHARMACY, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollars in thousands, except per share amounts)

1.              DESCRIPTION OF BUSINESS

Diplomat Pharmacy, Inc. and its consolidated subsidiaries (the “Company”) operate a specialty pharmacy business which stocks, dispenses and distributes prescriptions for various biotechnology and specialty pharmaceutical manufacturers. Its primary focus is on medication management programs for individuals with complex chronic diseases, including oncology, immunology, hepatitis, multiple sclerosis, HIV, specialized infusion therapy and many other serious or long-term conditions. The Company has its corporate headquarters and main distribution facility in Flint, Michigan and maintains 16 other pharmacy locations in Arizona, California, Connecticut, Florida, Illinois, Iowa, Massachusetts, Michigan, Minnesota, North Carolina, Ohio and Pennsylvania. The Company also has centralized call centers to effectively deliver services to customers located in all 50 states in the United States of America (“U.S.”) and U.S. territories. The Company operates as one reportable segment.

Initial Public Offering

In October 2014, the Company completed its initial public offering (“IPO”) in which 15,333,333 shares of common stock were sold at a public offering price of $13.00 per share. The Company sold 11,000,000 shares of common stock and certain shareholders sold 4,333,333 shares of common stock. The Company did not receive any proceeds from the sale of common stock by the shareholders. The Company received net proceeds of $130,440 after deducting underwriting discounts and commissions of $9,652, and other offering expenses of $2,908. Proceeds of $80,458 were used to repay existing indebtedness to certain current or former shareholders and employees ($19,824), and borrowings under the line of credit ($60,634). The remaining proceeds were used for working capital and other general corporate purposes.

Immediately prior to the closing of the IPO, each share of the Company’s then-outstanding capital stock converted into one share of its newly-authorized shares of no par value common stock.

Follow-On Public Offering

In March 2015, the Company completed a follow-on public offering in which 9,821,125 shares of common stock were sold at a public offering price of $29.00 per share. The Company sold 6,821,125 shares of common stock and certain shareholders sold 3,000,000 shares of common stock. The Company did not receive any proceeds from the sale of common stock by the shareholders. The Company received net proceeds of $187,271 after deducting underwriting discounts and commissions of $9,891, and other offering expenses of $652. The Company used $36,298 of the net proceeds to repurchase options to purchase common stock held by a number of current and former employees, including certain executive officers, with the remainder of the proceeds used to pay a portion of the cash consideration for the BioRx, LLC (“BioRx”) acquisition (Note 4). The purchase price for each stock option repurchased was based on the public offering price per share, net of the underwriting discount and exercise price.

2.              BASIS OF PRESENTATION

Interim Unaudited Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, the interim financial statements include all adjustments of a normal recurring nature necessary for a fair presentation of the financial position, results of operations, cash flows and changes in shareholders’ equity. The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2014 included in the Company’s Annual Report on Form 10-K, which was filed with the SEC on March 3, 2015.

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

Reclassifications

Certain items in the prior periods’ financial statements have been reclassified to conform with the current presentation.

3.              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Diplomat Pharmacy, Inc., its wholly-owned subsidiaries, and a 51%-owned subsidiary, formed in August 2014, which the Company controls. The Company also owns a 25% interest in a non-consolidated entity which is accounted for under the equity method of accounting since the Company does not control the entity but has the ability to exercise significant influence over its operating and financial policies. This equity method investment was fully impaired during the fourth quarter of 2014. An investment in an entity in which the Company owns less than 20% and does not have the ability to exercise significant influence is accounted for under the cost method.

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

Revenue Recognition

The Company recognizes revenue from prescription drug sales for home delivery at the time the drugs are shipped. At the time of shipment, the Company has performed substantially all of its obligations under its payor contracts and does not experience a significant level of returns or reshipments. If the Company administers a drug treatment regimen in a patient’s home, the Company recognizes revenue at time of administration. Revenues from dispensing specialty prescriptions that are picked up by patients at an open door or retail pharmacy location are recorded at prescription adjudication, which approximates the fill date. Sales taxes are presented on a net basis (excluded from revenues and costs). Revenues generated from prescription drug sales were $802,605 and $538,989 for the three months ended June 30, 2015 and 2014, respectively, and $1,424,327 and $1,001,787 for the six months ended June 30, 2015 and 2014, respectively.

The Company recognizes revenue from service, data and consulting services when the services have been performed and the earnings process is therefore complete. Revenues generated from service, data and consulting services were $5,406 and $2,686 for the three months ended June 30, 2015 and 2014, respectively, and $8,567 and $5,565 for the six months ended June 30, 2015 and 2014, respectively.

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-9, Revenue from Contracts with Customers (Topic 606), which will supersede the existing revenue recognition guidance under U.S. GAAP. The new standard focuses on creating a single source of revenue guidance for revenue arising from contracts with customers for all industries. The objective of the new standard is for companies to recognize revenue when it transfers the promised goods or services to its customers at an amount that represents what the company expects to be entitled to in exchange for those goods or services. In July 2015, the FASB deferred the effective date of this ASU by one year to annual reporting periods beginning after December 15, 2017 for public entities. This ASU may be applied either retrospectively or as a cumulative effect adjustment as of the date of adoption. Early adoption is not permitted. The Company is currently assessing the method under which it will adopt and the potential impact of adopting this ASU on its financial position, results of operations, cash flows and/or disclosures.

In June 2014, the FASB issued ASU No. 2014-12, Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Targets Could Be Achieved after the Requisite Service Period, which requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. This ASU is effective within annual periods beginning on or after December 15, 2015, including interim periods within that reporting period. The Company is currently evaluating the impact, if any, that the adoption of this guidance will have on its financial position, results of operations, cash flows and/or disclosures.

In April 2015, the FASB issued ASU No. 2015-03, Interest — Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This ASU is effective for fiscal years beginning after December 15, 2015, and for interim periods within those fiscal years. An entity should apply this new guidance on a retrospective basis and is required to comply with applicable disclosures for a change in an accounting principle. This standard may result in a balance sheet reclassification and require related disclosure revisions in the Company’s financial statements.

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, which states that inventory should be measured at the lower of cost and net realizable value. Net realizable value is defined as estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This ASU is effective within annual periods beginning on or after December 15, 2016, including interim periods within that reporting period. The Company is currently evaluating the impact, if any, that the adoption of this guidance will have on its financial position, results of operations, cash flows and/or disclosures.

4.              BUSINESS ACQUISITIONS

The Company accounts for its business acquisitions using the acquisition method as required by FASB Accounting Standards Codification Topic 805, Business Combinations. The Company ascribes significant value to the synergies and other benefits that do not meet the recognition criteria of acquired identifiable intangible assets. Accordingly, the value of these components is included within goodwill. The Company’s business acquisitions described below were treated as stock purchases for accounting purposes, and — except for one subsidiary of BioRx — the acquisitions were treated as asset purchases for income tax purposes and the related goodwill resulting from these business acquisitions is deductible for tax purposes. The results of operations for acquired businesses are included in the Company’s consolidated financial statements from their respective acquisition dates.

Burman’s Apothecary, LLC

On June 19, 2015, the Company acquired all of the outstanding equity interests of Burman’s Apothecary, LLC (“Burman’s”). Burman’s, located in the greater Philadelphia, Pennsylvania area, is a provider of individualized patient care with a primary focus on hepatitis C. The Company acquired Burman’s to further expand its existing hepatitis business and to increase its national presence. The following table summarizes the consideration transferred to acquire Burman’s:

Cash	$84,296
253,036 restricted common shares	9,578
$93,874

The above cash consideration is subject to a post-closing adjustment for net working capital, indebtedness, cash and sellers’ expenses. This amount is not known at this time and is therefore not reflected above.

The above share consideration at closing is based on 253,036 shares, as computed in accordance with the purchase agreement, multiplied by the per share closing market price as of June 18, 2015 ($42.06) and multiplied by 90% to account for the restricted nature of the shares.

The Company incurred acquisition-related costs of approximately $204 which were charged to “Selling, general and administrative expenses” during both the three and six months ended June 30, 2015.

The following table summarizes the preliminary amounts of identifiable assets acquired and liabilities assumed at the acquisition date:

Accounts receivable	$17,274
Inventories	8,668
Prepaid expenses and other current assets	7,514
Property and equipment	49
Capitalized software for internal use	18,000
Intangible assets	24,400
Current liabilities	(25,797)
Total identifiable net assets	50,108
Goodwill	43,766
$93,874

Definite-lived intangible assets that were acquired and their respective useful lives are as follows:

	Useful Life	Amount

Physician relationships	12 years	$16,000
Non-compete employment agreements	5 years	5,700
Favorable supply agreement	1 year	2,700
		$24,400

The Company has not finalized the purchase price allocation. Accordingly, the purchase price allocation described above could change materially as the Company finalizes its assessment of the allocation and the fair values of the net tangible and intangible assets it acquired, some of which are dependent on the finalization of valuations being performed by independent valuation specialists.

BioRx

On February 26, 2015, the Company signed a definitive agreement to acquire BioRx. On April 1, 2015, the Company acquired BioRx, a highly specialized pharmacy and infusion services company based in Cincinnati, Ohio that provides treatments for patients with ultra-orphan and rare, chronic diseases. The Company acquired BioRx to further expand its existing specialty infusion business and to increase its national presence. The following table summarizes the consideration transferred to acquire BioRx:

Cash at closing	$217,467
4,038,853 restricted common shares	125,697
Contingent consideration at fair value	37,000
Receivable for estimated post-closing adjustment	(619)
$379,545

The above receivable is subject to a final true-up and, therefore, subject to change.

The above share consideration at closing is based on 4,038,853 shares, as computed in accordance with the purchase agreement, multiplied by the per share closing market price as of March 31, 2015 ($34.58) and multiplied by 90% to account for the restricted nature of the shares.

The purchase price includes a contingent consideration arrangement that requires the Company to issue up to 1,350,309 shares of its restricted common stock, as computed in accordance with the purchase agreement, to the former holders of BioRx’s equity interests based upon the achievement of a certain earnings before interest, taxes, depreciation and amortization target in the twelve month period ending March 31, 2016. Payment of the contingent consideration is subject to acceleration at the maximum contingent amount in the event of (i) a change in control of the Company or (ii) the termination without cause of either of two principals of BioRx that have continued employment with the Company following the closing, in each case during the 12-month period ending March 31, 2016.

The Company incurred acquisition-related costs of approximately $283 and $1,354 which were charged to “Selling, general and administrative expenses” during the three and six months ended June 30, 2015.

The following table summarizes the preliminary amounts of identifiable assets acquired and liabilities assumed at the acquisition date:

Cash and cash equivalents	$1,786
Accounts receivable	42,131
Inventories	5,546
Prepaid expenses and other current assets	669
Property and equipment	494
Other noncurrent assets	162
Intangible assets	182,000
Liabilities	(36,873)
Total identifiable net assets	195,915
Goodwill	183,630
$379,545

Definite-lived intangible assets that were acquired and their respective useful lives are as follows:

	Useful Life	Amount

Patient relationships	10 years	$130,000
Non-compete employment agreements	5 years	39,700
Trade names and trademarks	8 years	12,300
		$182,000

The Company determined the estimated fair values of the identifiable long-lived assets with assistance from an independent valuation firm. The valuation firm also assisted with the Company’s determination of the fair value of the contingent consideration utilizing a Monte Carlo simulation. Based on BioRx’s operating results and an increase in the Company’s stock price since BioRx’s acquisition, the fair value of this contingent consideration liability increased to $41,000 as of June 30, 2015.

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
		$37,099

The Company determined the estimated fair values of the identifiable long-lived assets with assistance from an independent valuation firm. The valuation firm also assisted with the Company’s determination of the fair value of the contingent consideration utilizing historical results, forecasted operating results of MedPro for each of the twelve month periods ending June 30, 2015 and 2016, and the corresponding contractual contingent payouts based on those results discounted at rates commensurate with the uncertainty involved. Based on operating results since MedPro’s acquisition, the Company increased the estimated contingent payment in the fourth quarter of 2014, and, with accreted interest through June 30, 2015, the resulting liability as of June 30, 2015 was $10,929, of which $5,750 was earned based on actual results for the twelve months ended June 30, 2015 and will be paid during the third quarter of 2015.

Proforma Operating Results

The following unaudited pro forma summary presents consolidated financial information as if the Burman’s, BioRx and MedPro acquisitions had occurred on January 1, 2014. The unaudited pro forma results reflect certain adjustments related to the acquisitions, such as amortization expense resulting from intangible assets acquired and adjustments to reflect the Company’s borrowings and tax rates. Accordingly, such pro forma operating results were prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made as of January 1, 2014 or of results that may occur in the future.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net sales	$913,199	$730,414	$1,709,610	$1,322,128
Net income attributable to Diplomat Pharmacy, Inc.	$8,090	$2,899	$15,567	$4,106
Net income per common share — basic	$0.13	$0.08	$0.26	$0.11
Net income per common share — diluted	$0.12	$0.08	$0.25	$0.11

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

The following table presents the placement in the fair value hierarchy of assets and liabilities that are measured and disclosed at fair value on a recurring basis at June 30, 2015 and December 31, 2014:

	Asset /		Valuation
	(Liability)	Level 3	Technique
June 30, 2015:
Contingent consideration	$(52,860)	$(52,860)	C

December 31, 2014:
Contingent consideration	$(11,691)	$(11,691)	C

The following table sets forth a roll forward of the Level 3 measurements:

Contingent Consideration
Balance at January 1, 2015	$(11,691)
BioRx acquisition	(37,000)
Change in fair value	(5,169)
Payment	1,000
Balance at June 30, 2015	$(52,860)

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

6.              INVENTORIES

Inventories consist of the following:

	June 30,	December 31,
	2015	2014
Prescription medications, over-the-counter medications and medical supplies, and non-medical retail items	$159,266	$110,464
Raw materials	187	208
Finished goods	9	11
	$159,462	$110,683

7.              GOODWILL AND OTHER INTANGIBLE ASSETS

The following table sets forth a roll forward of goodwill for the six months ended June 30, 2015:

Balance at January 1, 2015	$23,148
BioRx acquisition	183,630
Burman’s acquisition	43,766
Balance at June 30, 2015	$250,544

At June 30, 2015 and December 31, 2014, definite-lived intangible assets consist of the following:

	June 30, 2015			December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Patient relationships	$159,100	$(7,796)	$151,304	$29,100	$(2,895)	$26,205
Non-compete employment agreements	50,399	(3,092)	47,307	4,999	(560)	4,439
Trade names and trademarks	22,400	(1,464)	20,936	10,100	(575)	9,525
Physician relationships	16,000	(56)	15,944	—	—	—
Software licensing agreement	2,647	—	2,647	2,647	—	2,647
Favorable supply agreement	2,700	(113)	2,587	—	—	—
Customer relationships	2,157	—	2,157	2,157	—	2,157
	$255,403	$(12,521)	$242,882	$49,003	$(4,030)	$44,973

On August 28, 2014, the Company and two unrelated third party entities entered into a contribution agreement to form a new company, Primrose Healthcare, LLC (“Primrose”). Primrose functions as a management company, managing a network of physicians and medical professionals providing continuum care for patients infected with the Hepatitis C virus. The Company has committed to contributing $5,000 for its 51% interest, of which $3,000 was contributed in 2014 with the remaining $2,000 being contributed during the six months ended June 30, 2015. The unrelated third party entities contributed a software licensing agreement valued at $2,647 and intellectual property valued at $2,157. No amortization related to these intangibles has been recorded as the entity has yet to recognize any revenue.

8.              INVESTMENT IN NON-CONSOLIDATED ENTITIES

In October 2011, the Company purchased a 25% minority interest in WorkSmartMD, L.L.C., also known as Ageology, for $5,000 of cash consideration, which was paid in installments during 2011, 2012 and 2013. During November and December 2013, the Company entered into two $1,000 6% per annum interest-bearing promissory notes receivable from Ageology. During January 2014, the Company entered into a $500, 8% per annum interest bearing secured promissory note receivable from Ageology. The notes are due on demand and secured by all personal property and fixtures owned by Ageology. In addition, in transactions unrelated to the Company, an affiliated entity owned by the Company’s chief executive officer has personally loaned $7,050 to Ageology as of June 30, 2015.

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

9.              DEBT

On July 20, 2012, the Company entered into a credit facility (“facility”) with General Electric Capital Corporation (“GE”) that provided for borrowings under a line of credit of up to $60,000. In 2013, the facility was amended to increase the commitment under the line of credit to $85,000. In June 2014, the facility was further amended to increase the commitment under the line of credit to $120,000. On April 1, 2015, in connection with the BioRx acquisition, the Company entered into a Second Amended and Restated Credit Agreement with GE, as agent and as a lender, the other lenders party thereto and the other credit parties party thereto, providing for an increase in the Company’s line of credit to $175,000, a fully drawn Term Loan A for $120,000 and a deferred draw term loan for an additional $25,000 (the “new credit facility”). The new credit facility also extended the maturity date to April 1, 2020. The new credit facility provides for the issuance of letters of credit up to $10,000 and swingline loans up to $15,000, the issuance and incurrence of which will reduce the availability of the line of credit. The new credit facility is guaranteed by substantially all of the Company’s subsidiaries and is collateralized by substantially all of the Company’s and its subsidiaries’ respective assets, with certain exceptions. In addition, the Company has pledged the equity of substantially all of its subsidiaries as security for the obligations under the new credit facility. The Company is required to maintain a depository bank account where money is collected and swept directly to the line of credit.

The new credit facility provides two interest rate options, (i) LIBOR (as defined) plus 2.75% or (ii) Base Rate (as defined) plus 1.75%, provided, however, that the interest rate may adjust downward only, by as much as 0.25%, beginning September 2015 based on changes in the Company’s leverage ratio. In addition, the Company is charged a monthly unused commitment fee ranging from 0.25% to 0.50% on the average unused daily balance.

The Company incurred deferred financing costs of $5,131 associated with the new credit facility, which were capitalized in “Deferred debt issuance costs” on the condensed consolidated balance sheet. These costs, along with previously unamortized deferred debt issuance costs, are being amortized to interest expense over the term of the new credit facility.

The new credit facility with GE contains certain financial and non-financial covenants. The Company was in compliance with all such covenants as of June 30, 2015.

As disclosed in Note 1, using proceeds received from its IPO in October 2014, the Company repaid all outstanding borrowings including existing indebtedness to certain current or former shareholders and employees of $19,824 and borrowings under the line of credit of $60,634.

10.       SHARE-BASED COMPENSATION

A summary of the Company’s stock option activity as of and for the six months ended June 30, 2015 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	Of Options	Price	Life	Value
			(Years)
Outstanding at December 31, 2014	7,217,331	$7.54	6.9	$142,262
Granted	885,543	40.66
Repurchased	(1,641,387)	5.44
Exercised	(1,043,830)	5.63
Expired/cancelled	(641,392)	16.44
Outstanding at June 30, 2015	4,776,265	$13.63	7.8	$149,207

Exercisable at June 30, 2015	1,421,806	$4.19	5.8	$57,836

The Company granted service-based awards of 494,500 options to purchase common stock to key employees under its 2014 Omnibus Incentive Plan during June 2015. The options become exercisable in installments of 25% per year, beginning on the first anniversary of the grant date and each of the three anniversaries thereafter, and have a maximum term of ten years. The Company also granted performance-based awards of 391,043 options to purchase common stock to key employees under its 2014 Omnibus Incentive Plan during June 2015. Such options will be earned or forfeited based upon the Company’s performance relative to specified revenue and adjusted earnings before interest, taxes, depreciation and amortization goals for the year ended December 31, 2015. The earned options, if any, will vest in four installments of 25%, with the first installment vesting upon Audit Committee confirmation of the satisfaction of the applicable performance goals, and the remaining installments vesting annually thereafter. These options also have a maximum term of ten years.

The 885,543 options to purchase common stock that were granted during June 2015 and that are described in the above paragraph have a weighted average grant date fair value of $12.46 per option. The grant-date fair values of these stock option awards were estimated using the Black-Scholes-Merton option pricing model using the assumptions set forth in the following table:

Exercise price	$39.26 - $44.39
Expected volatility	26.21% - 26.70%
Expected dividend yield	0%
Risk-free rate over the estimated expected life	1.84% - 2.01%
Expected life (in years)	6.25

Estimating grant date fair values for stock options requires management to make assumptions regarding the expected volatility of value of the underlying common shares, the risk-free rate over the expected life of the stock options, and the date on which share-based payments will be settled. Expected volatility is based on an implied volatility for a group of industry-relevant healthcare companies as of the measurement date. Expected dividend yield is zero as the Company does not anticipate that any dividends will be declared during the expected life of the options. Risk-free rate is determined based upon U.S. Treasury rates over the estimated expected stock option lives. Expected life of the stock options is calculated using the simplified method (the midpoint between the end of the vesting period and the end of the maximum term) because the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term due to the limited period of time its awards have been outstanding. If actual results differ significantly from these estimates and assumptions, share-based compensation expense, primarily with respect to future share-based awards, could be materially impacted.

In March 2015, the Company repurchased vested stock options to buy 1,641,387 shares of common stock from certain current employees, including certain executive officers, for cash consideration totaling $36,298. All repurchased stock options were granted under the Company’s 2007 Stock Option Plan. No incremental compensation expense was recognized as a result of these repurchases.

In April 2014, the Company redeemed vested stock options to buy 183,993 shares of common stock from certain current employees for cash consideration, totaling $2,300. No incremental compensation expense was recognized as a result of these redemptions.

In January 2014, the Company redeemed vested stock options to buy 239,768 shares of common stock from certain current employees for cash consideration, totaling $3,100. No incremental compensation expense was recognized as a result of these redemptions.

The Company recorded share-based compensation expense associated with stock options of $632 and $873 for the three months ended June 30, 2015 and 2014, respectively, and $1,157 and $1,135 for the six months ended June 30, 2015 and 2014, respectively. Recorded share-based compensation expense for the three and six months ended June 30, 2015 assumes achievement of certain performance-based goals.

During the fourth quarter of 2014, the Company granted 8,277 restricted share awards to its non-employee directors. The Company recorded share-based compensation expense associated with restricted stock awards of $38 and $75 for the three and six months ended June 30, 2015, respectively.

11.       INCOME TAXES

As disclosed in Note 2, the Company changed its income tax status from an S corporation to a C corporation on January 23, 2014. Accordingly, on that date, the Company recorded a net deferred income tax liability of $2,965 and a corresponding charge to deferred income tax expense. This adoption impact, net of the impact of S corporation earnings from January 1, 2014 to January 22, 2014 which were not tax affected, resulted in a 57.5% effective tax rate for the six months ended June 30, 2014.

12.       CONTINGENCIES

The Company is subject to claims and lawsuits that arise primarily in the ordinary course of business. Management believes that the disposition or ultimate resolution of such claims and lawsuits will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

13.       REDEEMABLE CAPITAL STOCK

Several years prior to its IPO, the Company issued 11,050,000 shares of common stock to two shareholders that had certain redemption features which provided that upon the death of the shareholder or termination of his employment from the Company, all such outstanding shares owned by such shareholder would immediately be deemed to be offered for sale to the Company at an agreed-upon price meant to represent the then-current fair value of such shares. Due to this repurchase feature, the Company would be required to purchase the shares. Pursuant to this provision, the common shares were deemed to be mandatorily redeemable and, as such, were required to be reflected as a liability at their period end estimated fair value. Fair value was determined based on good faith estimates of the Company’s Board of Directors, in some cases with the assistance of independent third party valuations of the Company. The Company recognized a $957 “Change in fair value of redeemable shares” during the three and six months ended June 30, 2014.

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

In April 2014, the Company entered into a Redeemable Series A Preferred Stock Purchase Agreement with certain funds of Janus Capital Management LLC (“Janus”) under which the Company issued to Janus 3,225,127 shares of Redeemable Series A Preferred Stock at a purchase price of $16.74 per share. The Company used $25,200 of this $54,000 investment for general corporate purposes inclusive of fees associated with this transaction, and the remaining $28,800 was distributed to holders of common stock ($26,500) and holders of options to acquire common stock ($2,300).

As disclosed in Note 1, immediately prior to the closing of the IPO, each share of the Company’s then-outstanding capital stock converted into one share of its newly-authorized shares of no par value common stock.

14.       INCOME PER COMMON SHARE

For the period January 23, 2014 through June 30, 2014, the Company computed net income per common share using the two-class method as its Redeemable Series A Preferred Stock met the definition of a participating security and thereby shared in the net income of the Company on a ratable basis with the common shareholders. The preferred stock’s portions of net income for the three and six months ended June 30, 2014 were 18% and 12%, respectively. The Company’s restricted stock awards that were granted during the fourth quarter of 2014 also meet the definition of a participating security. Therefore, the Company continues to use the two class method to compute income per share.

The following table sets forth the computation of basic and diluted income per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Numerator:
Net income attributable to Diplomat Pharmacy, Inc.	$3,390	$1,675	$6,249	$3,365
Less net income allocable to preferred shareholders	—	299	—	401
Net income allocable to common shareholders	3,390	1,376	6,249	2,964

Denominator:
Weighted average common shares outstanding, basic	62,610,850	30,748,750	57,279,670	31,400,210
Weighted average dilutive effect of stock options and restricted stock awards	2,184,512	2,555,278	2,565,950	2,700,910
Weighted average common shares outstanding, diluted	64,795,362	33,304,028	59,845,620	34,101,120

Net income per common share:
Basic	$0.05	$0.04	$0.11	$0.09
Diluted	$0.05	$0.04	$0.10	$0.09

Service-based stock options to purchase 494,500 common shares were excluded from the computation of diluted weighted average common shares outstanding for both the three and six months ended June 30, 2015 as inclusion of such options would be anti-dilutive. Performance-based stock options to purchase up to 678,234 common shares and contingent consideration to issue up to 1,350,309 common shares were excluded from the computation of diluted weighted average common shares outstanding for both the three and six months ended June 30, 2015 as none of the necessary conditions were satisfied as of June 30, 2015. Service-based stock options to purchase 679,629 common shares were excluded from the computation of diluted weighted average common shares outstanding for both the three and six months ended June 30, 2014 as inclusion of such options would be anti-dilutive. Performance-based stock options to purchase up to 871,293 common shares were excluded from the computation of diluted weighted average common shares outstanding for both the three and six months ended June 30, 2014 as none of the necessary conditions were satisfied as of June 30, 2014.

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

Our core revenues are derived from the customized care management programs we deliver to our patients, including the dispensing of their specialty medications. Because our core therapeutic disease states generally require multi-year or life-long therapy, our singular focus on complex chronic diseases helps drive recurring revenues and sustainable growth. Our revenue growth is primarily driven by new drugs coming to market, new indications for existing drugs, volume growth with current clients, addition of new clients and business acquisitions. For the three and six months ended June 30, 2015 and 2014, we derived over 99% of our revenue from the dispensing of drugs and the reporting of data associated with those dispenses to pharmaceutical manufacturers and other outside companies.

Our historical growth has largely been driven by our position as a leader in oncology, immunology and hepatitis therapeutic categories. For the three months ended June 30, 2015 and 2014, we generated approximately 71% and 78%, respectively, of our revenues in these three categories. For the six months ended June 30, 2015 and 2014, we generated approximately 73% and 76%, respectively, of our revenues in these three categories.

We expect our growth to continue to be driven by a highly visible and recurring base of revenues, favorable demographic trends, advanced clinical developments, expanding drug pipelines, earlier detection of chronic diseases, improved access to medical care, manufacturer price increases and mix shift toward higher-cost specialty drugs. In addition, we believe that our expanding breadth of services, our growing penetration with new customers, and our access to limited distribution drugs, will help us achieve significant and sustainable growth and profitability in the future. Further, we believe that limited distribution is becoming the delivery system of choice for many specialty drug manufacturers because it facilitates high patient engagement, clinical expertise, and an elevated focus on service. Accordingly, we believe our current portfolio of approximately 90 limited distribution drugs, all of which are post-launch, is important to our growth.

We also provide specialty pharmacy support services to a national network of retailers as well as hospitals and health systems. We provide services to retailers and independent pharmacy groups, hospitals and health systems. For many of our retail, hospital and health system partners, we earn revenue by providing clinical and administrative support services on a fee-for-service basis to help them dispense specialty medications. Our other revenue for the three and six months ended June 30, 2015 and 2014 was derived from these services.

Recent Developments

Burman’s Apothecary, LLC Acquisition

On June 19, 2015, we acquired all of the outstanding equity interests of Burman’s Apothecary, LLC (“Burman’s”) for a total acquisition price of $93,874, excluding related acquisition costs. Included in the total acquisition price is $84,296 in cash and 253,036 restricted shares of our common stock, fair valued at $9,578. Burman’s, located in the greater Philadelphia, Pennsylvania area, is a provider of individualized patient care with a primary focus on hepatitis C. We acquired Burman’s to further expand our existing hepatitis business and to increase our national presence.

BioRx, LLC Acquisition

On April 1, 2015, we acquired all of the outstanding stock of BioRx, LLC (“BioRx”) for a total acquisition price of $379,545, excluding related acquisition costs. Included in the total acquisition price is $217,467 in cash, 4,038,853 restricted shares of our common stock, fair valued at $125,697, and contingent consideration of up to 1,350,309 shares of our restricted common stock to the former holders of BioRx’s equity interests based upon the achievement of a certain earnings before interest, taxes, depreciation and amortization target in the twelve month period ending March 31, 2016, which was fair valued at $37,000 as of the acquisition date. BioRx is a highly specialized pharmacy and infusion services company based in Cincinnati, Ohio that provides treatments for patients with ultra-orphan and rare, chronic diseases. We acquired BioRx to further expand our existing specialty infusion business and to increase our national presence.

New Credit Facility

On April 1, 2015, in connection with the BioRx acquisition, we entered into a Second Amended and Restated Credit Agreement with General Electric Capital Corporation (“GE”), as agent and as a lender, the other lenders party thereto and the other credit parties party thereto, providing for an increase in our line of credit to $175,000, a fully drawn Term Loan A for $120,000 and a deferred draw term loan for an additional $25,000 (the “new credit facility”). The new credit facility also extended the maturity date to April 1, 2020. The new credit facility provides for the issuance of letters of credit up to $10,000 and swingline loans up to $15,000, the issuance and incurrence of which will reduce the availability of the line of credit.

Follow-On Public Offering

In March 2015, we completed a public offering in which 9,821,125 shares of common stock were sold at a public offering price of $29.00 per share. We sold 6,821,125 shares of common stock and certain existing shareholders sold 3,000,000 shares of common stock. We did not receive any proceeds from the sale of common stock by the existing shareholders. We received net proceeds of $187,271 after deducting underwriting discounts and commissions of $9,891, and other offering expenses of $652. We used $36,298 of the net proceeds to repurchase options to purchase common stock held by a number of current and former employees, including certain executive officers, with the remainder of the proceeds used to pay a portion of the cash consideration for the BioRx acquisition. The purchase price for each stock option repurchased was based on the public offering price per share, net of the underwriting discount and exercise price.

Initial Public Offering

In October 2014, we completed our initial public offering (“IPO”) in which 15,333,333 shares of common stock were sold at a public offering price of $13.00 per share. We sold 11,000,000 shares of common stock and certain existing shareholders sold 4,333,333 shares of common stock. We did not receive any proceeds from the sale of common stock by the existing shareholders. We received net proceeds of $130,440 after deducting underwriting discounts and commissions of $9,652, and other offering expenses of $2,908. Proceeds of $80,458 were used to repay existing indebtedness to certain current or former shareholders and employees ($19,824) and borrowings under our line of credit ($60,634). The remaining proceeds were used for working capital and other general corporate purposes.

MedPro Rx, Inc. Acquisition

On June 27, 2014, we acquired all of the outstanding stock of MedPro Rx, Inc. (“MedPro”) for a total acquisition price of $68,537, excluding related acquisition costs. Included in the total acquisition price is $52,267 in cash, 716,695 restricted shares of our common stock, fair valued at $12,000, and contingent consideration fair valued at $4,270 as of the acquisition date, with a maximum payout of $11,500, that is based on the achievement of certain revenue and gross profit targets for each of the twelve months ended June 30, 2015 and 2016. MedPro is a specialty pharmacy focused on specialty infusion therapies, including hemophilia and immune globulin, based in Raleigh, North Carolina. We acquired MedPro to expand our existing specialty infusion business and to increase our presence in the mid-Atlantic and Southern regions of the country.

Key Performance Metrics

We regularly review a number of metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections, and make strategic decisions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Prescriptions dispensed	234,000	197,000	429,000	381,000
Prescriptions serviced (not dispensed)	71,000	48,000	124,000	102,000
Total prescriptions	305,000	245,000	553,000	483,000

Net sales per prescription dispensed	$3,442	$2,745	$3,329	$2,639
Gross profit per prescription dispensed	$289	$143	$250	$148
Net sales per prescription serviced (not dispensed)	$30	$29	$29	$27
Gross profit per prescription serviced (not dispensed)	$30	$29	$29	$27

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

Our volume for the three months ended June 30, 2015 was 305,000 prescriptions dispensed or serviced, a 24% increase compared to 245,000 prescriptions dispensed or serviced for the three months ended June 30, 2014. Our volume for the six months ended June 30, 2015 was 553,000 prescriptions dispensed or serviced, a 14% increase compared to 483,000 prescriptions dispensed or serviced for the six months ended June 30, 2014. The volume increase was due to new drugs to the market or newly dispensed by us, growth in patients from current payors and physician practices, and the addition of patients from new payors and physician practices. The Burman’s, BioRx and MedPro acquisitions (the “Acquisitions”) also contributed to the volume increase. These volume increases were partially offset by the loss of non-specialty dispenses resulting from the decision to close our Grand Rapids facility in November 2014.

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

Other Income (Expense)

Other income (expense) primarily consists of interest expense associated with our debt, equity income or losses associated with our 25% owned non-consolidated entity which was written off in December 2014, change in fair value associated with our redeemable common shares (2014 only), tax credits and income from property rentals.

Income Tax Expense

On January 23, 2014, we changed from an S corporation to a C corporation. Prior to this date, our historical financial statements reflected our results as an S corporation.

Results of Operations

Three Months Ended June 30, 2015 versus Three Months Ended June 30, 2014

The following table provides statements of operations data for each of the periods presented:

	Three Months Ended June 30,
	2015	2014
Net sales	$808,011	$541,675
Cost of products sold	(738,342)	(512,107)
Gross profit	69,669	29,568
Selling, general and administrative expenses	(62,474)	(27,485)
Income from operations	7,195	2,083
Other income (expense):
Interest expense	(1,903)	(365)
Change in fair value of redeemable common shares	—	957
Equity loss of non-consolidated entity	—	(309)
Other	75	49
Total other (expense) income	(1,828)	332
Income before income taxes	5,367	2,415
Income tax expense	(2,254)	(740)
Net income	3,113	1,675
Less net loss attributable to noncontrolling interest	(277)	—
Net income attributable to Diplomat Pharmacy, Inc.	3,390	1,675
Net income allocable to preferred shareholders	—	299
Net income allocable to common shareholders	$3,390	$1,376

Net Sales

Our net sales for the three months ended June 30, 2015 were $808,011, a $266,336 increase, or 49%, compared to $541,675 in the same period of 2014. The increase was in part the result of approximately $91,000 of additional revenue from drugs that were new to the market or newly dispensed by us. The Acquisitions contributed approximately $109,000 to the increase. The remaining increase is primarily attributable to the impact of manufacturer price increases, a favorable mix of high-priced drugs and payor mix changes.

Cost of Goods Sold

Our cost of goods sold for the three months ended June 30, 2015 was $738,342, a $226,235 increase, or 44%, compared to $512,107 in the same period of 2014. The increase was primarily the result of the same factors that drove the increase in our net sales over the same time period. Cost of goods sold was 91.4% and 94.5% of revenue for the three months ended June 30, 2015 and 2014, respectively. The gross margin improvement in the second quarter of 2015 was driven by drug mix changes, including the impact of the Acquisitions, and continued favorable trends in manufacturer-derived gross profit.

Selling, General and Administrative Expenses

Our selling, general, and administrative expense (“SG&A”) for the three months ended June 30, 2015 was $62,474, a $34,989 increase, compared to $27,485 in the same period of 2014. SG&A was 7.7% and 5.1% of revenue for the three months ended June 30, 2015 and 2014, respectively. Of this increase, $11,178 relates to an increase in the fair value of contingent consideration and amortization expense from definite-lived intangible assets of our Acquisitions. Total employee cost increased by $14,008 and includes the employee expense for our acquired entities. The increased employee expense was primarily attributable to the 24% increase in dispensed and serviced prescription volume, combined with the increased administrative complexity associated with our mix of business. The remaining increase was in all other SG&A to support our growth including public company requirements, bad debt expense, consulting fees, travel, and other miscellaneous expenses.  As a percent of revenue, SG&A, excluding acquisition-related amortization and change in contingent consideration, accounted for 6.3% of total revenues for the three months ended June 30, 2015 compared to 5.0% in the year ago period. This increase is primarily attributable to the more clinically intensive businesses we have acquired and the additional operating expense associated with servicing those patients.

Other (Expense) Income

Our other (expense) income for the three months ended June 30, 2015 was $(1,828), compared to $332 in the same period of 2014. The $(2,160) quarter-over-quarter change is primarily due to a $1,538 increase in interest expense and a $957 redeemable share fair value change during the second quarter of 2014, partially offset by a $309 equity loss of non-consolidated entity during the second quarter of 2014. Redeemable shares were converted to shares of no par value common stock immediately prior to the closing of the IPO, and our 25% owned non-consolidated entity was written off in December 2014.

Income Tax Expense

Our income tax expense for the three months ended June 30, 2015 and 2014 was $2,254 and $740, respectively, resulting in effective tax rates of 42% and 31%, respectively. The lower effective tax rate for the three months ended June 30, 2014 was primarily due to $957 of non-taxable income recorded that period related to the change in fair value of redeemable shares.

Six Months Ended June 30, 2015 versus Six Months Ended June 30, 2014

The following table provides statements of operations data for each of the periods presented:

	Six Months Ended June 30,
	2015	2014
Net sales	$1,432,894	$1,007,352
Cost of products sold	(1,322,083)	(948,275)
Gross profit	110,811	59,077
Selling, general and administrative expenses	(98,777)	(51,024)
Income from operations	12,034	8,053
Other income (expense):
Interest expense	(2,224)	(895)
Change in fair value of redeemable common shares	—	957
Equity loss of non-consolidated entity	—	(710)
Other	179	517
Total other expense	(2,045)	(131)
Income before income taxes	9,989	7,922
Income tax expense	(4,204)	(4,557)
Net income	5,785	3,365
Less net loss attributable to noncontrolling interest	(464)	—
Net income attributable to Diplomat Pharmacy, Inc.	6,249	3,365
Net income allocable to preferred shareholders	—	401
Net income allocable to common shareholders	$6,249	$2,964

Net Sales

Our net sales for the six months ended June 30, 2015 were $1,432,894, a $425,542 increase, or 42%, compared to $1,007,352 in the same period of 2014. The increase was in part the result of approximately $144,000 of additional revenue from drugs that were new to the market or newly dispensed by us. The Acquisitions contributed approximately $133,000 to the increase. The remaining increase is attributable to manufacturer price increases, drug mix, payor mix and prescription volume growth of existing drugs.

Cost of Goods Sold

Our cost of goods sold for the six months ended June 30, 2015 was $1,322,083, a $373,808 increase, or 39%, compared to $948,275 in the same period of 2014. The increase was primarily the result of the same factors that drove the increase in our net sales over the same time period. Cost of goods sold was 92.3% and 94.1% of revenue for the six months ended June 30, 2015 and 2014, respectively. The gross margin improvement in the six months ended June 30, 2015 was driven by drug mix changes, including the impact of the Acquisitions, and continued favorable trends in manufacturer-derived gross profit.

Selling, General and Administrative Expenses

Our SG&A for the six months ended June 30, 2015 was $98,777, a $47,753 increase, compared to $51,024 in the same period of 2014. SG&A was 6.9% and 5.1% of revenue for the six months ended June 30, 2015 and 2014, respectively. Of this increase, $12,613 relates to an increase in the fair value of contingent consideration and amortization expense from definite-lived intangible assets of our Acquisitions. Total employee cost increased by $20,683 and includes the employee expense for our Acquisitions. The increased employee expense was primarily attributable to two factors. First, the 14% increase in dispensed and serviced prescription volume, combined with the increased administrative complexity associated with the mix of business. Second, our ongoing efforts to improve IT systems to support current and future growth required additional indirect labor to develop our key systems. The remaining increase was in all other SG&A to support our growth including bad debt expense, consulting fees, freight, travel, and other miscellaneous expenses. As a percent of revenue, SG&A, excluding acquisition-related amortization and change in contingent consideration, accounted for 5.9% of total revenues for the three months ended June 30, 2015 compared to 5.0% in the year ago period. This increase is primarily attributable to the more clinically intensive businesses we have acquired and the additional operating expense associated with servicing those patients.

Other Expense

Our other expense for the six months ended June 30, 2015 was $2,045, compared to $131 in the same period of 2014. The $1,914 period-over-period change is due to a $1,329 increase in interest expense, a $957 redeemable share fair value change during the first half of 2014 and a $338 decrease in other income, partially offset by a $710 equity loss of non-consolidated entity during the first half of 2014. Redeemable shares were converted to shares of no par value common stock immediately prior to the closing of the IPO, and our 25% owned non-consolidated entity was written off in December 2014.

Income Tax Expense

On January 23, 2014, we changed our income tax status from an S corporation to a C corporation and, as such, now bear income taxes which had previously been borne by our shareholders. Accordingly, on that date, we recorded a net deferred income tax liability of $2,965 and a charge to income tax expense for the same amount. Our income tax expense for the six months ended June 30, 2015 and 2014 was $4,204 and $4,557, respectively, resulting in effective tax rates of 42% and 58%, respectively.

Liquidity and Capital Resources

Our primary uses of cash include funding our working capital, acquiring and maintaining property and equipment and internal use software, business acquisitions and debt service. Our primary source of liquidity for our working capital is cash flows generated from operations. At various times during the course of the year, we may be in an operating cash usage position, which may require us to use our short-term borrowings. We continuously monitor our working capital position and associated cash requirements and explore opportunities to more effectively manage our inventory and capital spending. As of June 30, 2015 and December 31, 2014, we had $17,305 and $17,957, respectively, of cash and cash equivalents. Our cash balances fluctuate based on working capital needs and the timing of sweeping available cash each day to pay down any outstanding balance on our line of credit, which was $70,994 and $0 at June 30, 2015 and December 31, 2014, respectively. Our available liquidity under our line of credit was $61,784 and $108,272 at June 30, 2015 and December 31, 2014, respectively.

We believe that funds generated from operations, our cash and cash equivalents on hand, and available borrowing capacity under our line of credit will be sufficient to meet our working capital and capital expenditure requirements for at least 12 months. We may enhance our competitive position through additional complementary acquisitions in both existing and new markets. Therefore, from time to time, we expect to access the equity or debt markets to raise additional funds to finance acquisitions or otherwise on a strategic basis.

The following table provides cash flow data for each of the periods presented:

	Six Months Ended June 30,
	2015	2014
Net cash (used in) provided by operating activities	$(40,555)	$20,827
Net cash used in investing activities	(307,096)	(55,954)
Net cash provided by financing activities	346,999	51,568
Net (decrease) increase in cash and cash equivalents	$(652)	$16,441

Net Cash (Used In) Provided By Operating Activities

Cash (used in) provided by operating activities consists of significant components of the statement of operations adjusted for changes in various working capital items including accounts receivable, inventories, prepaid expenses, accounts payable and other accrued expenses.

The $61,382 decrease in cash flow associated with operating activities during the six months ended June 30, 2015 compared to the same period of 2014 was primarily due to a $76,154 increase in net working capital outflows, partially offset by a $12,352 increase in non-cash adjustments to net income.

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

The $251,142 increase in cash used in investing activities during the six months ended June 30, 2015 compared to the same period of 2014 was primarily related to a $248,675 increase in cash used to acquire businesses and a $2,225 increase in expenditures for software for internal use as we continue to expand and improve our information systems.

Net Cash Provided By Financing Activities

Our primary financing activities have consisted of proceeds from capital stock offerings, payments made to repurchase capital stock and stock options, debt borrowings and repayments, payment of debt issuance costs and proceeds from stock option exercises.

The $295,431 increase in cash provided by financing activities during the six months ended June 30, 2015 compared to the same period of 2014 was primarily related to $120,000 in proceeds from entering into Term Loan A on April 1, 2015 and the following changes in period-over-period activities: $85,456 increase in net proceeds from capital stock offerings; $53,740 increase in net borrowings under our line of credit; and $26,502 decrease in the repurchase of stock and stock options.

Debt

On July 20, 2012, we entered into a credit facility (“facility”) with GE that provided for borrowings under a line of credit of up to $60,000. In 2013, the facility was amended to increase the commitment under the line of credit to $85,000. In June 2014, the facility was further amended to increase the commitment under the line of credit to $120,000. On April 1, 2015, in connection with the BioRx acquisition, we entered into a Second Amended and Restated Credit Agreement with GE, as agent and as a lender, the other lenders party thereto and the other credit parties party thereto, providing for an increase in our line of credit to $175,000, a fully drawn Term Loan A for $120,000 and a deferred draw term loan for an additional $25,000 (the “new credit facility”). The new credit facility also extended the maturity date to April 1, 2020. The new credit facility provides for the issuance of letters of credit up to $10,000 and swingline loans up to $15,000, the issuance and incurrence of which will reduce the availability of the line of credit. The new credit facility is guaranteed by substantially all of our subsidiaries and is collateralized by substantially all of our and our subsidiaries’ respective assets, with certain exceptions. In addition, we have pledged the equity of substantially all of our subsidiaries as security for the obligations under the new credit facility. We are required to maintain a depository bank account where money is collected and swept directly to the line of credit.

The new credit facility provides two interest rate options, (i) LIBOR (as defined) plus 2.75% or (ii) Base Rate (as defined) plus 1.75%, provided, however, that the interest rate may adjust downward only, by as much as 0.25%, beginning September 2015 based on changes in our leverage ratio. In addition, we are charged a monthly unused commitment fee ranging from 0.25% to 0.50% on the average unused daily balance.

We incurred deferred financing costs of $5,131 associated with the new credit facility, which were capitalized. These costs, along with previously unamortized deferred debt issuance costs are being amortized to interest expense over the term of the new credit facility.

The new credit facility with GE contains certain financial and non-financial covenants. We were in compliance with all such covenants as of June 30, 2015.

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

Critical Accounting Policies and Estimates

The MD&A is based on the condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses. In accordance with U.S. GAAP, we base our estimates on historical experience and on various other assumptions that management believes are reasonable under the circumstances. Actual results might differ from these estimates under different assumptions or conditions and, to the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. During the three and six months ended June 30, 2015, there were no material changes to our critical accounting policies and use of estimates, which are disclosed in our audited consolidated financial statements for the year ended December 31, 2014 included in the Company’s Annual Report on Form 10-K.

New Accounting Pronouncements

See Note 3, Summary of Significant Accounting Policies, in the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q for a description of new accounting pronouncements.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Our operations are solely in the United States (and United States Territories) (“U.S.”) and we are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate and certain exposure, as well as risks, relating to changes in the general economic conditions in the U.S. We are exposed to interest rate fluctuations with regard to future issuances of fixed-rate debt, and existing and future issuances of floating-rate debt. Primary exposures include the U.S. Prime Rate and LIBOR related to debt outstanding under our new credit facility. In the past, we used interest rate swaps to reduce the volatility of our financing costs and to achieve a desired proportion of fixed and floating-rate debt. We did not use its interest rate swaps for trading or other speculative purposes. We currently are not using any interest rate swaps, but may in the future.

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

Our management, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15(d)-15(e) promulgated under the Exchange Act) as of June 30, 2015. Based on these evaluations, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures required by paragraph (b) of Rule 13a-15 or 15d-15 were effective as of June 30, 2015.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the second quarter of 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Acquisitions of BioRx, LLC (“BioRx”) and Burman’s Apothecary, LLC (“Burman’s”)

Combining the companies may be more difficult, costly or time consuming than expected and the anticipated benefits of the acquisitions may not be realized.

Prior to the respective acquisition dates, we, BioRx and Burman’s operated independently. The success of the acquisitions, including anticipated benefits, will depend, in part, on our ability to successfully combine and integrate the businesses of BioRx and Burman’s with our business. It is possible that the integration process could result in the loss of key employees, higher than expected costs, diversion of management attention of the combined company, the disruption of our combined businesses or inconsistencies in standards, controls, procedures and policies that adversely affect the combined company’s ability to maintain relationships with customers, vendors and employees or to achieve the anticipated benefits and cost savings of the acquisitions. If we experience difficulties with the integration process, the anticipated benefits of the acquisitions may not be realized fully or at all, or may take longer to realize than expected. These integration matters could have an adverse effect on the combined company for an undetermined period.

In connection with the acquisitions, we incurred significant additional indebtedness, which could adversely affect us, including by decreasing our business flexibility, and increasing our interest expense.

We have substantially increased indebtedness following the acquisitions in comparison to recent periods, which could have the effect, among other things, of reducing our flexibility to respond to changing business and economic conditions and increasing our interest expense. We have also incurred various costs and expenses associated with the financing. The amount of cash required to pay interest and/or principal on our increased indebtedness levels following the acquisitions, and thus the demands on our cash resources, will be greater than the amount of cash flows required to service our indebtedness prior to the transactions. The increased levels of indebtedness following the acquisitions could also reduce funds available for working capital, capital expenditures, acquisitions and other general corporate purposes and may create competitive disadvantages for us relative to other companies with lower debt levels. If we do not achieve the expected benefits from the acquisitions, or if the financial performance of the combined company does not meet current expectations, then our ability to service our indebtedness may be adversely impacted.

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

The acquisitions involved substantial costs.

We, BioRx and Burman’s have incurred, and we expect to continue to incur, a number of non-recurring costs associated with the acquisitions and combining the operations of the companies. The substantial majority of non-recurring expenses were comprised of transaction and regulatory costs related to the acquisitions. We also will incur transaction fees and costs related to formulating and implementing integration plans, including purchasing and systems consolidation costs and employment-related costs. We continue to assess the magnitude of these costs, and additional unanticipated costs may be incurred in the integration of the combined company’s business. Although we expect that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, should allow us to offset integration-related costs over time, this net benefit may not be achieved in the near term, or at all. See the risk factor entitled “Combining the companies may be more difficult, costly or time consuming than expected and the anticipated benefits and cost savings of the acquisitions may not be realized” above.

Sales of shares of our common stock after the expirations of the lock-up periods may cause the market price of our common stock to fall.

We issued approximately 4.0 million shares of our common stock upon the initial closing of the BioRx transaction, and may issue up to an additional 1.4 million shares of our common stock contingent upon BioRx’s achievement of a specified EBITDA-based target in the 12-month period following the closing. We issued approximately 0.3 million shares of our common stock upon the closing of the Burman’s transaction. Although all sellers are subject to a lock-up agreement preventing them from selling our common stock received at the closings for a period of at least six months following the respective closing dates, certain sellers may decide not to hold the shares of Company common stock they will receive in the acquisitions to the extent permitted. Other sellers, such as funds with limitations on their permitted holdings of stock in individual issuers, may be required to sell the shares of our common stock that they receive in the acquisitions as soon as permitted. Such sales of our common stock could have the effect of depressing the market price for our common stock and may take place promptly following the expiration of the respective lock-up periods, or promptly upon receipt with respect to the shares to be issued in the event the contingent consideration is earned.

Uncertainties associated with the acquisitions may cause a loss of our management personnel and other key employees, which could adversely affect the future business and operations of the combined company following the acquisitions.

We are dependent on the experience and industry knowledge of our officers and other key employees to execute our business plan. The combined company’s success will depend in part upon our ability to retain key management personnel and other key employees of the combined company. Our current and prospective employees may experience uncertainty about their future roles with the combined company following the acquisitions, which may materially adversely affect the ability of the combined company to attract and retain key personnel. Accordingly, no assurance can be given that the combined company will be able to retain key management personnel and other key employees of the combined company.

ITEM 6.                                                EXHIBITS

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit / Appendix Number	Filing Date

2	Membership Interest Purchase Agreement, dated June 19, 2015, by and among Diplomat Pharmacy, Inc., Burman’s Apothecary, L.L.C., and the other parties named therein		8-K		2.1	June 22, 2015

4	Registration Rights Agreement, dated April 1, 2015, by and among the Company and each shareholder named therein		8-K		4	April 6, 2015

10.1.1	Second Amended and Restated Credit Agreement, dated April 1, 2015, by and among the Company, each party thereto designated as a credit party, General Electric Capital Corporation, as agent and as lender, and the lenders from time to time party thereto		8-K		10.1	April 6, 2015

10.1.2	Consent to Acquisition, dated June 19, 2015, by and among Diplomat Pharmacy, Inc., the other credit parties party thereto, General Electric Capital Corporation, as agent and as lender, and the other lenders party thereto		8-K		10.1	June 22, 2015

10.2.1	Second Amended and Restated Guaranty and Security Agreement, dated April 1, 2015, by the Company and each other grantor party thereto in favor of General Electric Capital Corporation, as agent		8-K		10.2	April 6, 2015

10.2.2	Joinder Agreement to Guaranty and Security Agreement and Credit Agreement, dated June 19, 2015, by and among Burman’s Apothecary, L.L.C. and its wholly owned subsidiaries and accepted and agreed by Diplomat Pharmacy, Inc. and General Electric Capital Corporation, as agent		8-K		10.2	June 22, 2015

10.3	Form of Stock Option Award Agreement (Performance-Based)		8-K		10.1	June 9, 2015

10.4	Diplomat Pharmacy, Inc. Annual Performance Bonus Plan		8-K		10.2	June 9, 2015

31.1	Section 302 Certification — CEO	X

31.2	Section 302 Certification — CFO	X

32.1**	Section 906 Certification — CEO	X

32.2**	Section 906 Certification — CFO	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase	X

101.LAB	XBRL Taxonomy Extension Label Linkbase	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

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

Date:                  August 4, 2015