Form 10-Q
period 2015-09-30
Diplomat Pharmacy, Inc.
filed 2015-11-04
CIK 1610092

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

Yes ☐   No ☒

As of November 3, 2015, there were 64,354,867 outstanding shares of the registrant’s no par value common stock.

DIPLOMAT PHARMACY, INC.

Form 10-Q

For the Quarter Ended September 30, 2015

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DIPLOMAT PHARMACY, INC.

Condensed Consolidated Balance Sheets (Unaudited)

(dollars in thousands)

	September 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and equivalents	$15,665	$17,957
Accounts receivable, net	258,158	155,273
Inventories	153,293	110,683
Deferred income taxes	2,503	1,813
Prepaid expenses and other current assets	7,551	5,360
Total current assets	437,170	291,086

Property and equipment, net	14,988	13,150
Capitalized software for internal use, net	35,904	13,236
Goodwill	253,426	23,148
Definite-lived intangible assets, net	233,677	44,973
Deferred debt issuance costs	5,312	921
Investment in non-consolidated entity	3,500	3,500
Other noncurrent assets	179	72

Total assets	$984,156	$390,086

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$271,988	$202,495
Borrowings on line of credit	21,756	—
Short-term debt, including current portion of long-term debt	6,000	—
Accrued expenses:
Contingent consideration	44,281	6,282
Compensation and benefits	6,126	2,257
Other	8,372	4,394
Total current liabilities	358,523	215,428

Long-term debt, less current portion	112,500	—
Contingent consideration, less current portion	—	5,409
Deferred income taxes	11,128	518
Other noncurrent liabilities	—	4
Total liabilities	482,151	221,359

Commitments and contingencies

Shareholders’ equity:
Preferred stock (10,000,000 shares authorized; none issued and outstanding)	—	—
Common stock (no par value; 590,000,000 shares authorized; 64,253,037 and 51,457,023 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively)	448,736	148,901
Additional paid-in capital	21,868	9,893
Retained earnings	27,564	5,354
Total Diplomat Pharmacy shareholders’ equity	498,168	164,148
Noncontrolling interests	3,837	4,579
Total shareholders’ equity	502,005	168,727

Total liabilities and shareholders’ equity	$984,156	$390,086

See accompanying notes to condensed consolidated financial statements.

DIPLOMAT PHARMACY, INC.

Condensed Consolidated Statements of Operations (Unaudited)

(dollars in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net sales	$946,913	$595,529	$2,379,807	$1,602,881
Cost of products sold	(871,150)	(555,364)	(2,193,233)	(1,503,639)
Gross profit	75,763	40,165	186,574	99,242
Selling, general and administrative expenses	(48,860)	(34,306)	(147,637)	(85,330)
Income from operations	26,903	5,859	38,937	13,912
Other (expense) income:
Interest expense	(1,542)	(734)	(3,766)	(1,629)
Change in fair value of redeemable common shares	—	6,916	—	7,873
Termination of existing stock redemption agreement	—	(4,842)	—	(4,842)
Equity loss of non-consolidated entity	—	(377)	—	(1,087)
Other	90	146	270	663
Total other (expense) income	(1,452)	1,109	(3,496)	978
Income before income taxes	25,451	6,968	35,441	14,890
Income tax expense	(9,768)	(2,427)	(13,973)	(6,984)
Net income	15,683	4,541	21,468	7,906
Less net loss attributable to noncontrolling interest	(278)	—	(742)	—
Net income attributable to Diplomat Pharmacy, Inc.	15,961	4,541	22,210	7,906
Net income allocable to preferred shareholders	—	745	—	1,062
Net income allocable to common shareholders	$15,961	$3,796	$22,210	$6,844

Net income per common share:
Basic	$0.25	$0.12	$0.37	$0.22
Diluted	$0.24	$0.11	$0.36	$0.20

Weighted average common shares outstanding:
Basic	63,890,060	31,643,725	59,507,347	31,479,950
Diluted	65,513,055	33,670,041	61,758,979	33,955,995

See accompanying notes to condensed consolidated financial statements.

DIPLOMAT PHARMACY, INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(dollars in thousands)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net income	$21,468	$7,906
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,823	5,331
Change in fair value of contingent consideration	(1,660)	657
Contingent consideration payment	(3,738)	—
Net provision for doubtful accounts	3,307	3,257
Share-based compensation expense	2,502	1,828
Excess tax benefits related to share-based awards	(14,348)	—
Deferred tax expense	1,185	3,286
Amortization of debt issuance costs	665	276
Impairment of capitalized software for internal use	150	—
Loss (gain) on sale or disposal of property and equipment	60	(11)
Change in fair value of redeemable common shares	—	(7,873)
Termination of existing stock redemption agreement	—	4,842
Equity loss of non-consolidated entity	—	1,087
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	(43,513)	(18,563)
Inventories	(28,379)	(6,913)
Accounts payable	18,644	26,192
Other assets and liabilities	25,366	(1,998)
Net cash provided by operating activities	2,532	19,304

Cash flows from investing activities:
Payments to acquire businesses, net of cash acquired	(299,534)	(51,599)
Expenditures for capitalized software for internal use	(9,145)	(5,758)
Expenditures for property and equipment	(2,374)	(834)
Net proceeds from sales of property and equipment	8	21
Loan to non-consolidated entity	—	(500)
Net repayment of related parties’ notes receivable	—	150
Net cash used in investing activities	(311,045)	(58,520)

Cash flows from financing activities:
Net borrowings from line of credit	21,756	13,940
Proceeds from long-term debt	120,000	—
Payments on long-term debt	(1,500)	(5,693)
Proceeds from follow-on public offering, net of transaction costs	187,238	—
Proceeds from sale of preferred stock, net of transaction costs	—	101,815
Payments made to repurchase common stock	—	(53,400)
Payments made to repurchase stock options	(36,298)	(9,400)
Proceeds from issuance of stock upon stock option exercises	8,745	—
Excess tax benefits related to share-based awards	14,348	—
Payments of debt issuance costs	(5,056)	—
Contingent consideration payment	(3,012)	—
Payments of stock offering costs	—	(1,368)
Net cash provided by financing activities	306,221	45,894

Net (decrease) increase in cash and equivalents	(2,292)	6,678

Cash and equivalents at beginning of period	17,957	9,109

Cash and equivalents at end of period	$15,665	$15,787

Supplemental disclosures of cash flow information:
Cash paid for interest	$2,730	$1,411
Cash paid for income taxes	346	3,426

See accompanying notes to condensed consolidated financial statements.

DIPLOMAT PHARMACY, INC.

Condensed Consolidated Statement of Changes in Shareholders’ Equity

(dollars in thousands)

					Total
					Diplomat
			Additional		Pharmacy, Inc.		Total
	Common Stock		Paid-In	Retained	Shareholders’	Noncontrolling	Shareholders’
	Shares	Amount	Capital	Earnings	Equity	Interest	Equity

Balance at January 1, 2015	51,457,023	$148,901	$9,893	$5,354	$164,148	$4,579	$168,727

Net income (loss)	—	—	—	22,210	22,210	(742)	21,468
Proceeds from public offering, net of issuance costs	6,821,125	187,238	—	—	187,238	—	187,238
Repurchase of stock options	—	(34,194)	(2,104)	—	(36,298)	—	(36,298)
Stock issued upon stock option exercises	1,683,000	11,516	(2,771)	—	8,745	—	8,745
Excess tax benefits related to share-based awards	—	—	14,348	—	14,348	—	14,348
Issuance of common stock as partial consideration in BioRx, LLC acquisition	4,038,853	125,697	—	—	125,697	—	125,697
Issuance of common stock as partial consideration in Burman’s Apothecary, LLC acquisition	253,036	9,578	—	—	9,578	—	9,578
Share-based compensation expense	—	—	2,502	—	2,502	—	2,502
Balance at September 30, 2015	64,253,037	$448,736	$21,868	$27,564	$498,168	$3,837	$502,005

See accompanying notes to condensed consolidated financial statements.

DIPLOMAT PHARMACY, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollars in thousands, except share and per share amounts)

1.              DESCRIPTION OF BUSINESS

Diplomat Pharmacy, Inc. and its consolidated subsidiaries (the “Company”) operate a specialty pharmacy business which stocks, dispenses and distributes prescriptions for various biotechnology and specialty pharmaceutical manufacturers. Its primary focus is on medication management programs for individuals with complex chronic diseases, including oncology, immunology, hepatitis, multiple sclerosis, specialized infusion therapy, HIV and many other serious or long-term conditions. The Company has its corporate headquarters and main distribution facility in Flint, Michigan and maintains 16 other pharmacy locations in Arizona, California, Connecticut, Florida, Illinois, Iowa, Massachusetts, Michigan, Minnesota, North Carolina, Ohio and Pennsylvania. The Company also has centralized call centers to effectively deliver services to customers located in all 50 states in the United States of America (“U.S.”) and U.S. territories. The Company operates as one reportable segment.

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

Follow-On Public Offering

In March 2015, the Company completed a follow-on public offering in which 9,821,125 shares of common stock were sold at a public offering price of $29.00 per share. The Company sold 6,821,125 shares of common stock and certain shareholders sold 3,000,000 shares of common stock. The Company did not receive any proceeds from the sale of common stock by the shareholders. The Company received net proceeds of $187,238 after deducting underwriting discounts and commissions of $9,891, and other offering expenses of $685. The Company used $36,298 of the net proceeds to repurchase options to purchase common stock held by a number of current and former employees, including certain executive officers, with the remainder of the proceeds used to pay a portion of the cash consideration for the BioRx, LLC (“BioRx”) acquisition (Note 4). The purchase price for each stock option repurchased was based on the public offering price per share, net of the underwriting discount and exercise price.

2.              BASIS OF PRESENTATION

Interim Unaudited Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, the interim financial statements include all adjustments of a normal recurring nature necessary for a fair presentation of the financial position, results of operations, cash flows and changes in shareholders’ equity. The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2014 included in the Company’s Annual Report on Form 10-K, which was filed with the SEC on March 3, 2015.

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

Reclassifications

Certain items in the prior periods’ financial statements have been reclassified to conform to the current presentation.

3.              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Diplomat Pharmacy, Inc., its wholly-owned subsidiaries, and a 51%-owned subsidiary, formed in August 2014, which the Company controls (see Note 7). The Company also owns a 25% interest in a non-consolidated entity which is accounted for under the equity method of accounting since the Company does not control the entity but has the ability to exercise significant influence over its operating and financial policies. This equity method investment was fully impaired during the fourth quarter of 2014. An investment in an entity in which the Company owns less than 20% and does not have the ability to exercise significant influence is accounted for under the cost method.

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

Revenue Recognition

The Company recognizes revenue from prescription drug sales for home delivery at the time the drugs are shipped. At the time of shipment, the Company has performed substantially all of its obligations under its payor contracts and does not experience a significant level of returns or reshipments. If the Company administers a drug treatment regimen in a patient’s home, the Company recognizes revenue at the time of administration. Revenues from dispensing specialty prescriptions that are picked up by patients at an open door or retail pharmacy location are recorded at prescription adjudication, which approximates the fill date. Sales taxes are presented on a net basis (excluded from revenues and costs). Revenues generated from prescription drug sales were $941,533 and $592,410 for the three months ended September 30, 2015 and 2014, respectively, and $2,365,860 and $1,594,197 for the nine months ended September 30, 2015 and 2014, respectively.

The Company recognizes revenue from service, data and consulting services when the services have been performed and the earnings process is therefore complete. Revenues generated from service, data and consulting services were $5,380 and $3,119 for the three months ended September 30, 2015 and 2014, respectively, and $13,947 and $8,684 for the nine months ended September 30, 2015 and 2014, respectively.

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which will supersede the existing revenue recognition guidance under U.S. GAAP. The new standard focuses on creating a single source of revenue guidance for revenue arising from contracts with customers for all industries. The objective of the new standard is for companies to recognize revenue when it transfers the promised goods or services to its customers at an amount that represents what the company expects to be entitled to in exchange for those goods or services. In July 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606) Deferral of the Effective Date, which deferred the effective date of ASU 2014-09 by one year to annual reporting periods beginning after December 15, 2017 for public entities. ASU 2014-09 may be applied either retrospectively or as a cumulative effect adjustment as of the date of adoption. Early adoption is not permitted. The Company is currently assessing the method under which it will adopt and the potential impact of adopting ASU 2014-09 on its financial position, results of operations, cash flows and/or disclosures.

In June 2014, the FASB issued ASU No. 2014-12, Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Targets Could Be Achieved after the Requisite Service Period, requiring that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. This ASU is effective within annual periods beginning on or after December 15, 2015, including interim periods within that reporting period. The Company does not expect the adoption of this guidance to have a significant impact on its financial position, results of operations, cash flows or disclosures.

In April 2015, the FASB issued ASU No. 2015-03, Interest — Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”), and, in August 2015, the FASB issued ASU No. 2015-15, Interest — Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements - Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting (“ASU 2015-15”). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-15 then clarified that debt issuance costs related to a line-of-credit arrangement can be presented as an asset on the balance sheet, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. These ASUs are effective for fiscal years beginning after December 15, 2015, and for interim periods within those fiscal years. An entity should apply this new guidance on a retrospective basis and is required to comply with applicable disclosures for a change in an accounting principle. These standards will result in a balance sheet reclassification and require related disclosure revisions in the Company’s financial statements.

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, requiring that inventory be measured at the lower of cost and net realizable value. Net realizable value is defined as estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This ASU is effective within annual periods beginning on or after December 15, 2016, including interim periods within that reporting period. The Company is currently evaluating the impact, if any, that the adoption of this guidance will have on its financial position, results of operations, cash flows and/or disclosures.

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments, requiring that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. This ASU also requires an entity to present separately on the face of the income statement, or disclose in the notes to the financial statements, the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. This ASU is effective within annual periods beginning on or after December 15, 2015, including interim periods within that reporting period, and will be applied prospectively to measurement-period adjustments that occur after the effective date of this ASU.

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

Cash at closing	$84,296
253,036 restricted common shares	9,578
Receivable for post-closing adjustment	(6,880)
$86,994

The above share consideration is based on 253,036 shares, as computed in accordance with the purchase agreement, multiplied by the per share closing market price as of June 18, 2015 ($42.06) and multiplied by 90% to account for the restricted nature of the shares.

The Company incurred acquisition-related costs of $532 and $735 which were charged to “Selling, general and administrative expenses” during the three and nine months ended September 30, 2015, respectively.

The following table summarizes the preliminary amounts of identifiable assets acquired and liabilities assumed at the acquisition date:

Accounts receivable	$17,109
Inventories	8,668
Prepaid expenses and other current assets	7,514
Property and equipment	88
Capitalized software for internal use	17,000
Definite-lived intangible assets	23,400
Accounts payable	(25,761)
Accrued expenses — compensation and benefits	(169)
Accrued expenses — other	(6)
Total identifiable net assets	47,843
Goodwill	39,151
$86,994

Definite-lived intangible assets that were acquired and their respective useful lives are as follows:

	Useful Life	Amount
Physician relationships	10 years	$15,000
Non-compete employment agreements	5 years	5,700
Favorable supply agreement	1 year	2,700
		$23,400

The Company has not finalized the purchase price allocation. Accordingly, the purchase price allocation described above could change materially as the Company finalizes its assessment of the allocation and the fair values of the net tangible and intangible assets it acquired. The Company determined the estimated fair values of the identifiable long-lived assets with assistance from an independent valuation firm.

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

Cash	$217,024
4,038,853 restricted common shares	125,697
Contingent consideration at fair value	41,000
$383,721

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

The Company incurred acquisition-related costs of $40 and $1,394 which were charged to “Selling, general and administrative expenses” during the three and nine months ended September 30, 2015, respectively.

The following table summarizes the preliminary amounts of identifiable assets acquired and liabilities assumed at the acquisition date:

Cash and cash equivalents	$1,786
Accounts receivable	38,946
Inventories	5,546
Deferred income taxes	382
Prepaid expenses and other current assets	287
Property and equipment	494
Definite-lived intangible assets	181,700
Other noncurrent assets	163
Accounts payable	(25,088)
Accrued expenses — compensation and benefits	(1,653)
Accrued expenses — other	(852)
Deferred income taxes	(9,117)
Total identifiable net assets	192,594
Goodwill	191,127
$383,721

Definite-lived intangible assets that were acquired and their respective useful lives are as follows:

	Useful Life	Amount
Patient relationships	10 years	$130,000
Non-compete employment agreements	5 years	39,700
Trade names and trademarks	8 years	12,000
		$181,700

The Company has not finalized the purchase price allocation. Accordingly, the purchase price allocation described above could change materially as the Company finalizes its assessment of the allocation and the fair values of the net tangible and intangible assets it acquired. The Company determined the estimated fair values of the identifiable long-lived assets with assistance from an independent valuation firm. The valuation firm also assisted with the Company’s determination of the fair value of the contingent consideration utilizing a Monte Carlo simulation. Based on a decrease in the Company’s stock price since BioRx’s acquisition, the fair value of this contingent consideration liability decreased to $38,000 as of September 30, 2015.

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

The Company incurred acquisition-related costs of $190 and $825 which were charged to “Selling, general and administrative expenses” during the three and nine months ended September 30, 2014.

The following table summarizes the consideration transferred to acquire MedPro:

Cash	$52,267
716,695 restricted common shares	12,000
Contingent consideration at fair value	4,270
$68,537

The purchase price includes a contingent consideration arrangement that requires the Company to pay the former owners an additional payout based upon the achievement of certain revenue and gross profit targets in each of the twelve month periods ending June 30, 2015 and 2016. The maximum payout of contingent consideration is $11,500. Approximately $3,500 of the purchase consideration was deposited into an escrow account to be held for two years after the closing date to satisfy any of the Company’s indemnification claims.

The following table summarizes the amounts of identifiable assets acquired and liabilities assumed at the acquisition date:

Cash and cash equivalents	$668
Accounts receivable	9,050
Inventories	3,819
Prepaid expenses and other current assets	204
Property and equipment	697
Capitalized software for internal use	25
Definite-lived intangible assets	37,099
Accounts payable	(3,638)
Accrued expenses — compensation and benefits	(157)
Accrued expenses — other	(865)
Total identifiable net assets	46,902
Goodwill	21,635
$68,537

Definite-lived intangible assets that were acquired and their respective useful lives are as follows:

	Useful Life	Amount
Patient relationships	7 years	$24,000
Trade names and trademarks	10 years	8,700
Non-compete employment agreements	5 years	4,399
		$37,099

The Company determined the fair values of the identifiable long-lived assets with assistance from an independent valuation firm. The valuation firm also assisted with the Company’s determination of the fair value of the contingent consideration utilizing historical results, forecasted operating results of MedPro for each of the twelve month periods ending June 30, 2015 and 2016, and the corresponding contractual contingent payouts based on those results discounted at rates commensurate with the uncertainty involved. Based on operating results since MedPro’s acquisition, the Company increased the estimated contingent payment in the fourth quarter of 2014, and, with accreted interest through September 30, 2015, the resulting liability as of September 30, 2015 was $5,316. Based upon MedPro’s actual results for the twelve months ended June 30, 2015, $5,750 was earned and was paid during the third quarter of 2015.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net sales	$946,913	$733,776	$2,656,523	$2,055,904
Net income attributable to Diplomat Pharmacy, Inc.	$11,090	$5,536	$29,259	$11,565
Net income per common share — basic	$0.17	$0.13	$0.47	$0.27
Net income per common share — diluted	$0.17	$0.12	$0.46	$0.26

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

The following table presents the placement in the fair value hierarchy of assets and liabilities that are measured and disclosed at fair value on a recurring basis at September 30, 2015 and December 31, 2014:

	Asset /		Valuation
	(Liability)	Level 3	Technique
September 30, 2015:
Contingent consideration	$(44,281)	$(44,281)	C

December 31, 2014:
Contingent consideration	$(11,691)	$(11,691)	C

The following table sets forth a roll forward of the Level 3 measurements:

Contingent Consideration
Balance at January 1, 2015	$(11,691)
BioRx acquisition	(41,000)
Changes in fair value	1,660
Payments	6,750
Balance at September 30, 2015	$(44,281)

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

6.              INVENTORIES

Inventories consist of the following:

	September 30,	December 31,
	2015	2014
Prescription medications, over-the-counter medications and medical supplies, and non-medical retail items	$153,286	$110,464
Raw materials	—	208
Finished goods	7	11
	$153,293	$110,683

7.              GOODWILL AND OTHER INTANGIBLE ASSETS

The following table sets forth a roll forward of goodwill for the nine months ended September 30, 2015:

Balance at January 1, 2015	$23,148
BioRx acquisition	191,127
Burman’s acquisition	39,151
Balance at September 30, 2015	$253,426

Definite-lived intangible assets consist of the following:

	September 30, 2015			December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patient relationships	$159,100	$(11,507)	$147,593	$29,100	$(2,895)	$26,205
Non-compete employment agreements	50,399	(5,612)	44,787	4,999	(560)	4,439
Trade names and trademarks	22,100	(2,082)	20,018	10,100	(575)	9,525
Physician relationships	15,000	(438)	14,562	—	—	—
Software licensing agreement	2,647	—	2,647	2,647	—	2,647
Favorable supply agreement	2,700	(787)	1,913	—	—	—
Intellectual property	2,157	—	2,157	2,157	—	2,157
	$254,103	$(20,426)	$233,677	$49,003	$(4,030)	$44,973

Amortization expense was $7,908 and $1,725 for the three months ended September 30, 2015 and 2014, respectively, and $16,396 and $2,353 for the nine months ended September 30, 2015 and 2014, respectively.

On August 28, 2014, the Company and two unrelated third party entities entered into a contribution agreement to form a new company, Primrose Healthcare, LLC (“Primrose”). Primrose functions as a management company, managing a network of physicians and medical professionals providing continuum care for patients infected with the hepatitis C virus. The Company contributed $5,000 for its 51% interest, of which $2,000 and $3,000 were contributed in 2015 and 2014, respectively. The unrelated third party entities contributed a software licensing agreement valued at $2,647 and intellectual property valued at $2,157. No amortization related to these intangibles has been recorded as the entity has yet to recognize any revenue.

8.              INVESTMENT IN NON-CONSOLIDATED ENTITIES

In October 2011, the Company purchased a 25% minority interest in WorkSmartMD, L.L.C., also known as Ageology, for $5,000 of cash consideration, which was paid in installments during 2011, 2012 and 2013. During November and December 2013, the Company entered into two $1,000 6% per annum interest-bearing promissory notes receivable from Ageology. During January 2014, the Company entered into a $500, 8% per annum interest bearing secured promissory note receivable from Ageology. The notes are due on demand and secured by all personal property and fixtures owned by Ageology. In addition, in transactions unrelated to the Company, an affiliated entity owned by the Company’s chief executive officer has personally loaned $8,725 to Ageology as of September 30, 2015.

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

9.              DEBT

On April 1, 2015, in connection with the BioRx acquisition, the Company entered into a Second Amended and Restated Credit Agreement with General Electric Capital Corporation (“GE”), as agent and as a lender, the other lenders party thereto and the other credit parties party thereto, providing for an increase in the Company’s line of credit to $175,000, a fully drawn Term Loan A for $120,000 and a deferred draw term loan for an additional $25,000 (the “new credit facility”). The new credit facility also extended the maturity date to April 1, 2020. The new credit facility provides for the issuance of letters of credit up to $10,000 and swingline loans up to $15,000, the issuance and incurrence of which will reduce the availability of the line of credit. The new credit facility is guaranteed by substantially all of the Company’s subsidiaries and is collateralized by substantially all of the Company’s and its subsidiaries’ respective assets, with certain exceptions. In addition, the Company has pledged the equity of substantially all of its subsidiaries as security for the obligations under the new credit facility. The Company is required to maintain a depository bank account where money is collected and swept directly to the line of credit.

At September 30, 2015, the Company’s Term Loan A interest rate options were (i) LIBOR (as defined) plus 2.50% or (ii) Base Rate (as defined) plus 1.50%, and the Company’s line of credit and swingline loan interest rate options were (i) LIBOR (as defined) plus 2.00% or (ii) Base Rate (as defined) plus 1.00%. The Company is charged a monthly unused commitment fee ranging from 0.25% to 0.50% on the average unused daily balance.

The Company incurred deferred financing costs of $5,056 associated with the new credit facility, which were capitalized in “Deferred debt issuance costs” on the condensed consolidated balance sheet. These costs, along with previously unamortized deferred debt issuance costs, are being amortized to interest expense over the term of the new credit facility.

The new credit facility with GE contains certain financial and non-financial covenants. The Company was in compliance with all such covenants as of September 30, 2015.

As disclosed in Note 1, using proceeds received from its IPO in October 2014, the Company repaid all outstanding borrowings including existing indebtedness to certain current or former shareholders and employees of $19,824 and borrowings under the line of credit of $60,634.

10.       SHARE-BASED COMPENSATION

A summary of the Company’s stock option activity as of and for the nine months ended September 30, 2015 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Options	Price	Life	Value
			(Years)
Outstanding at December 31, 2014	7,217,331	$7.54	6.9	$142,262
Granted	1,022,439	41.65
Repurchased	(1,641,387)	5.44
Exercised	(1,683,000)	5.20
Expired/cancelled	(787,119)	16.13
Outstanding at September 30, 2015	4,128,264	$16.15	7.7	$65,195

Exercisable at September 30, 2015	1,011,545	$4.01	5.2	$25,060

The Company granted service-based awards of 631,396 options to purchase common stock to key employees under its 2014 Omnibus Incentive Plan during the nine months ended September 30, 2015. The options become exercisable in installments of 25% per year, beginning on the first anniversary of the grant date and each of the three anniversaries thereafter, and have a maximum term of ten years. The Company also granted performance-based awards of 391,043 options to purchase common stock to key employees under its 2014 Omnibus Incentive Plan during the nine months ended September 30, 2015. Such options will be earned or forfeited based upon the Company’s performance relative to specified revenue and adjusted earnings before interest, taxes, depreciation and amortization goals for the year ended December 31, 2015. The earned options, if any, will vest in four installments of 25%, with the first installment vesting upon Audit Committee confirmation of the satisfaction of the applicable performance goals, and the remaining installments vesting annually thereafter. These options also have a maximum term of ten years.

The 1,022,439 options to purchase common stock that were granted during 2015 and that are described in the above paragraph have a weighted average grant date fair value of $12.72 per option. The grant-date fair values of these stock option awards were estimated using the Black-Scholes-Merton option pricing model using the assumptions set forth in the following table:

Exercise price	$39.26 - $48.72
Expected volatility	25.82% - 26.70%
Expected dividend yield	0%
Risk-free rate over the estimated expected life	1.84% - 2.01%
Expected life (in years)	6.25

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

In April 2014, the Company repurchased vested stock options to buy 183,993 shares of common stock from certain current employees for cash consideration, totaling $2,300. No incremental compensation expense was recognized as a result of these redemptions.

In January 2014, the Company repurchased vested stock options to buy 239,768 shares of common stock from certain current employees for cash consideration, totaling $3,100. No incremental compensation expense was recognized as a result of these redemptions.

The Company recorded share-based compensation expense associated with stock options of $1,232 and $693 for the three months ended September 30, 2015 and 2014, respectively, and $2,389 and $1,828 for the nine months ended September 30, 2015 and 2014, respectively. Recorded share-based compensation expense for the three and nine months ended September 30, 2015 assumes achievement of certain performance-based goals.

During the fourth quarter of 2014, the Company granted 8,277 restricted share awards to its non-employee directors. The Company recorded share-based compensation expense associated with restricted stock awards of $38 and $113 for the three and nine months ended September 30, 2015, respectively.

For U.S. GAAP purposes, share-based compensation expense associated with stock options is based upon recognition of the grant date fair value over the vesting period of the option. For income tax purposes, share-based compensation tax deductions associated with stock option exercises and repurchases are based upon the difference between the stock price and the exercise price at time of exercise or repurchase. In instances where share-based compensation expense for tax purposes is in excess of share-based compensation expense for U.S. GAAP purposes, U.S. GAAP requires that the tax benefit associated with this excess expense be recorded to shareholders’ equity to the extent that it reduces cash taxes payable. During the three and nine months ended September 30, 2015, the Company recorded excess tax benefits related to share-based awards of $9,365 and $14,348, respectively. As of September 30, 2015, the Company has approximately $54,000 of excess share-based compensation expense remaining to offset against future taxable income. Therefore, at an estimated effective tax rate of 39.0%, the amount of excess tax benefits yet to be recognized by the Company as a reduction to cash taxes payable is approximately $21,000.

U.S. GAAP also requires that excess tax benefits related to share-based awards be reported as a decrease to cash flows from operating activities and as an increase to cash flows from financing activities. Therefore, the Company reported $14,348 of excess tax benefits related to share-based awards as a decrease to cash flows from operating activities and as an increase to cash flows from financing activities for the nine months ended September 30, 2015.

11.       INCOME TAXES

As disclosed in Note 2, the Company changed its income tax status from an S corporation to a C corporation on January 23, 2014. Accordingly, on that date, the Company recorded a net deferred income tax liability of $2,965 and a corresponding charge to deferred income tax expense. This adoption impact, net of the impact of S corporation earnings from January 1, 2014 to January 22, 2014 which were not tax affected, resulted in a 47% effective tax rate for the nine months ended September 30, 2014. The Company’s effective tax rate for the nine months ended September 30, 2015 was 39%.

12.       CONTINGENCIES

The Company is subject to claims and lawsuits that arise primarily in the ordinary course of business. Management believes that the disposition or ultimate resolution of such claims and lawsuits will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

13.       REDEEMABLE CAPITAL STOCK

Several years prior to its IPO, the Company issued 11,050,000 shares of common stock to two shareholders that had certain redemption features which provided that upon the death of the shareholder or termination of his employment from the Company, all such outstanding shares owned by such shareholder would immediately be deemed to be offered for sale to the Company at an agreed-upon price meant to represent the then-current fair value of such shares. Due to this repurchase feature, the Company would be required to purchase the shares. Pursuant to this provision, the common shares were deemed to be mandatorily redeemable and, as such, were required to be reflected as a liability at their period end estimated fair value. Fair value was determined based on good faith estimates of the Company’s Board of Directors, in some cases with the assistance of independent third party valuations of the Company. The Company recognized a $6,916 and a $7,873 “Change in fair value of redeemable shares” during the three and nine months ended September 30, 2014, respectively.

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

14.       TERMINATION OF EXISTING STOCK REDEMPTION AGREEMENT

In August 2014, the Company issued 372,486 shares of common stock to a non-employee relative (and associated trusts) of the Company’s chief executive officer in connection with the termination of an existing stock redemption agreement. The Company recorded a charge of $4,842 during both the three and nine month periods ended September 30, 2014 associated with this transaction. The value of the issued shares was based on the Company’s initial public offering price of $13.00 per share.

15.       INCOME PER COMMON SHARE

For the period January 23, 2014 through September 30, 2014, the Company computed net income per common share using the two-class method as its Redeemable Series A Preferred Stock met the definition of a participating security and thereby shared in the net income of the Company on a ratable basis with the common shareholders. The preferred stock’s portions of net income for the three and nine months ended September 30, 2014 were 16% and 13%, respectively.

The following table sets forth the computation of basic and diluted income per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Numerator:
Net income attributable to Diplomat Pharmacy, Inc.	$15,961	$4,541	$22,210	$7,906
Less net income allocable to preferred shareholders	—	745	—	1,062
Net income allocable to common shareholders	15,961	3,796	22,210	6,844

Denominator:
Weighted average common shares outstanding, basic	63,890,060	31,643,725	59,507,347	31,479,950
Weighted average dilutive effect of stock options and restricted stock awards	1,622,995	2,026,316	2,251,632	2,476,045
Weighted average common shares outstanding, diluted	65,513,055	33,670,041	61,758,979	33,955,995

Net income per common share:
Basic	$0.25	$0.12	$0.37	$0.22
Diluted	$0.24	$0.11	$0.36	$0.20

Service-based stock options to purchase a weighted average of 615,504 and 270,421 common shares were excluded from the computation of diluted weighted average common shares outstanding for the three and nine months ended September 30, 2015, respectively, as inclusion of such options would be anti-dilutive. Performance-based stock options to purchase up to a weighted average of 678,234 and 550,512 common shares were excluded from the computation of diluted weighted average common shares outstanding for the three and nine months ended September 30, 2015, respectively, as none of the necessary conditions were satisfied as of September 30, 2015. Contingent consideration to issue up to 1,350,309 common shares was excluded from the computation of diluted weighted average common shares outstanding for both the three and nine months ended September 30, 2015 as none of the necessary conditions were satisfied as of September 30, 2015. Service-based stock options to purchase a weighted average of 679,629 and 579,653 common shares were excluded from the computation of diluted weighted average common shares outstanding for the three and nine months ended September 30, 2014, respectively, as inclusion of such options would be anti-dilutive. Performance-based stock options to purchase up to a weighted average of 871,293 and 826,103 common shares were excluded from the computation of diluted weighted average common shares outstanding for the three and nine months ended September 30, 2014, respectively, as none of the necessary conditions were satisfied as of September 30, 2014.

The effect of all Redeemable Series A Preferred Stock were excluded from the computation of diluted weighted average common shares outstanding for both the three and nine months ended September 30, 2014 as inclusion would be anti-dilutive.

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

The forward-looking statements contained in this report are based on management’s good-faith belief and reasonable judgment based on current information. The forward-looking statements are qualified by important factors, risks and uncertainties, many of which are beyond our control, that could cause our actual results to differ materially from those in the forward-looking statements, including those described elsewhere in this report, as well as in our Annual Report on Form 10-K for the year ended December 31, 2014 and subsequent reports filed with or furnished to the SEC. Any forward-looking statement made by us in this report speaks only as of the date hereof or as of the date specified herein. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by any applicable laws or regulations.

Overview

Diplomat Pharmacy, Inc. (the “Company,” Diplomat,” “our,” “us,” or “we”) is the nation’s largest independent specialty pharmacy in the United States, and is focused on improving lives of patients with complex chronic diseases. Our patient-centric approach positions us at the center of the healthcare continuum for treatment of complex chronic diseases through partnerships with patients, payors, pharmaceutical manufacturers and physicians. We offer a broad range of innovative solutions to address the dispensing, delivery, dosing and reimbursement of clinically intensive, high-cost specialty drugs (many of which can cost over $100,000 per patient, per year). We have expertise across a broad range of high-growth specialty therapeutic categories, including oncology, immunology, hepatitis, multiple sclerosis, specialty infusion therapy and HIV. We dispense to all 50 states through our advanced distribution center that enables us to ship medications nationwide as well as a centralized clinical call center that helps us deliver localized services on a national scale. Diplomat was founded in 1975 by our chief executive officer, Philip Hagerman, and his father, Dale, both trained pharmacists who transformed our business from a traditional pharmacy into a leading specialty pharmacy beginning in 2005.

Our core revenues are derived from the customized care management programs we deliver to our patients, including the dispensing of their specialty medications. Because our core therapeutic disease states generally require multi-year or life-long therapy, our singular focus on complex chronic diseases helps drive recurring revenues and sustainable growth. Our revenue growth is primarily driven by new drugs coming to market, new indications for existing drugs, volume growth with current clients, addition of new clients and business acquisitions. For the three and nine months ended September 30, 2015 and 2014, we derived over 99% of our revenue from the dispensing of drugs and the reporting of data associated with those dispenses to pharmaceutical manufacturers and other outside companies.

Our recent and historical growth has largely been driven by our position as a leader in oncology, immunology, hepatitis, multiple sclerosis and specialty infusion therapeutic categories. For the three months ended September 30, 2015 and 2014, we generated approximately 93% and 91%, respectively, of our revenues in these categories. For the nine months ended September 30, 2015 and 2014, we generated approximately 92% and 90%, respectively, of our revenues in these categories.

We expect our growth to continue to be driven by a highly visible and recurring base of revenues, favorable demographic trends, advanced clinical developments, expanding drug pipelines, earlier detection of chronic diseases, improved access to medical care, mix shift toward higher-cost specialty drugs and manufacturer price increases. In addition, we believe that our expanding breadth of services, our growing penetration with new customers, and our access to limited distribution drugs, will help us achieve significant and sustainable growth and profitability in the future. Further, we believe that limited distribution is becoming the delivery system of choice for many specialty drug manufacturers because it facilitates high patient engagement, clinical expertise, and an elevated focus on service. Accordingly, we believe our current portfolio of over 90 limited distribution drugs, all of which are post-launch, is important to our growth.

We also provide specialty pharmacy support services to a national network of retailers as well as hospitals and health systems. We provide services to retailers and independent pharmacy groups, hospitals and health systems. For many of our retail, hospital and health system partners, we earn revenue by providing clinical and administrative support services on a fee-for-service basis to help them dispense specialty medications. Our other revenue for the three and nine months ended September 30, 2015 and 2014 was derived from these services.

Recent Developments

Burman’s Apothecary, LLC Acquisition

On June 19, 2015, we acquired all of the outstanding equity interests of Burman’s Apothecary, LLC (“Burman’s”) for a total acquisition price of $86,994, excluding related acquisition costs. Included in the total acquisition price is $77,416 in cash and 253,036 restricted shares of our common stock, fair valued at $9,578. Burman’s, located in the greater Philadelphia, Pennsylvania area, is a provider of individualized patient care with a primary focus on hepatitis C. We acquired Burman’s to further expand our existing hepatitis business and to increase our national presence.

BioRx, LLC Acquisition

On April 1, 2015, we acquired all of the outstanding stock of BioRx, LLC (“BioRx”) for a total acquisition price of $383,721, excluding related acquisition costs. Included in the total acquisition price is $217,024 in cash, 4,038,853 restricted shares of our common stock, fair valued at $125,697, and contingent consideration of up to 1,350,309 shares of our restricted common stock to the former holders of BioRx’s equity interests based upon the achievement of a certain earnings before interest, taxes, depreciation and amortization target in the twelve month period ending March 31, 2016, which was fair valued at $41,000 as of the acquisition date. BioRx is a highly specialized pharmacy and infusion services company based in Cincinnati, Ohio that provides treatments for patients with ultra-orphan and rare, chronic diseases. We acquired BioRx to further expand our existing specialty infusion business and to increase our national presence.

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

Follow-On Public Offering

In March 2015, we completed a public offering in which 9,821,125 shares of common stock were sold at a public offering price of $29.00 per share. We sold 6,821,125 shares of common stock and certain existing shareholders sold 3,000,000 shares of common stock. We did not receive any proceeds from the sale of common stock by the existing shareholders. We received net proceeds of $187,238 after deducting underwriting discounts and commissions of $9,891, and other offering expenses of $685. We used $36,298 of the net proceeds to repurchase options to purchase common stock held by a number of current and former employees, including certain executive officers, with the remainder of the proceeds used to pay a portion of the cash consideration for the BioRx acquisition. The purchase price for each stock option repurchased was based on the public offering price per share, net of the underwriting discount and exercise price.

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

Key Performance Metrics

We regularly review a number of metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections, and make strategic decisions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Prescriptions dispensed	245,000	209,000	673,000	589,000
Prescriptions serviced (not dispensed)	73,000	56,000	197,000	158,000
Total prescriptions	318,000	265,000	870,000	747,000

Net sales per prescription dispensed	$3,857	$2,846	$3,525	$2,712
Gross profit per prescription dispensed	$301	$185	$269	$161
Net sales per prescription serviced (not dispensed)	$28	$27	$29	$27
Gross profit per prescription serviced (not dispensed)	$28	$27	$29	$27

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

Our volume for the three months ended September 30, 2015 was 318,000 prescriptions dispensed or serviced, a 20% increase compared to 265,000 prescriptions dispensed or serviced for the three months ended September 30, 2014. Our volume for the nine months ended September 30, 2015 was 870,000 prescriptions dispensed or serviced, a 16% increase compared to 747,000 prescriptions dispensed or serviced for the nine months ended September 30, 2014. The volume increase was due to new drugs to the market or newly dispensed by us, growth in patients from current payors and physician practices, and the addition of patients from new payors and physician practices. Our acquisitions also contributed to the volume increase. These volume increases were partially offset by the loss of non-specialty dispenses resulting from the decision to close our Grand Rapids facility in November 2014 and the decision to sell our compounding business in September 2015.

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

Components of Results of Operations

Net Sales

Revenue for a dispensed prescription is recognized at the time of shipment for home delivery, time of administration for a drug treat regimen administered in a patient’s home, and at prescription adjudication (which approximates the fill date) for patient pick up at open door or retail pharmacy locations. We can earn revenue from multiple sources for any one claim, including the primary insurance plan, the secondary insurance plan, the tertiary insurance plan, patient co-pay, and patient assistance programs. Prescription revenue also includes revenue from pharmaceutical manufacturers and other outside companies for data reporting or additional services rendered for dispensed prescriptions. Service revenue is primarily derived from fees earned by us from retail and hospital pharmacies for patient support that is required for those non-Diplomat pharmacies to dispense specialty drugs to patients. The retail and hospital pharmacies dispense the drug, and pay us for clinically and administratively servicing their patients.

The Company recognizes revenue from prescription drug sales for home delivery at the time the drugs are shipped. At the time of shipment, the Company has performed substantially all of its obligations under its payor contracts and does not experience a significant level of returns or reshipments. If the Company administers a drug treatment regimen in a patient’s home, the Company recognizes revenue at time of administration. Revenues from dispensing specialty prescriptions that are picked up by patients at an open door or retail pharmacy location are recorded at prescription adjudication, which approximates the fill date. Sales taxes are presented on a net basis (excluded from revenues and costs). Revenues generated from prescription drug sales were $941,533 and $592,410 for the three months ended September 30, 2015 and 2014, respectively, and $2,365,860 and $1,594,197 for the nine months ended September 30, 2015 and 2014, respectively.

Cost of Goods Sold

Cost of goods sold represents the purchase price of the drugs that we ultimately dispense. These drugs are purchased directly from the manufacturer or from an authorized wholesaler and the purchase price is negotiated with the selling entity. In general, period over period percentage changes in cost of goods sold will move directionally with period over period percentage changes in net sales for prescription dispensing transactions. This is due to the mathematical relationship between average wholesale price (“AWP”) and wholesale acquisition cost (“WAC”), where most commonly AWP equals WAC multiplied by 1.20, and our contractual relationships to purchase at a discount off of WAC and receive reimbursement at a discount off of AWP. The discounts off of AWP and WAC that we receive vary significantly by drug and by contract. Rebates we receive from manufacturers are reflected in cost of goods sold when they are earned.

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

Results of Operations

Three Months Ended September 30, 2015 versus Three Months Ended September 30, 2014

The following table provides statements of operations data for each of the periods presented:

	Three Months Ended September 30,
	2015	2014
Net sales	$946,913	$595,529
Cost of products sold	(871,150)	(555,364)
Gross profit	75,763	40,165
Selling, general and administrative expenses	(48,860)	(34,306)
Income from operations	26,903	5,859
Other (expense) income:
Interest expense	(1,542)	(734)
Change in fair value of redeemable common shares	—	6,916
Termination of existing stock redemption agreement	—	(4,842)
Equity loss of non-consolidated entity	—	(377)
Other	90	146
Total other (expense) income	(1,452)	1,109
Income before income taxes	25,451	6,968
Income tax expense	(9,768)	(2,427)
Net income	15,683	4,541
Less net loss attributable to noncontrolling interest	(278)	—
Net income attributable to Diplomat Pharmacy, Inc.	15,961	4,541
Net income allocable to preferred shareholders	—	745
Net income allocable to common shareholders	$15,961	$3,796

Net Sales

Our net sales for the three months ended September 30, 2015 were $946,913, a $351,384 increase, or 59%, compared to $595,529 in the same period of 2014. The increase was in part the result of approximately $119,000 of additional revenue from drugs that were new to the market or newly dispensed by us. BioRx and Burman’s contributed approximately $159,000 to the increase. The remaining increase is primarily attributable to the impact of manufacturer price increases, a more favorable mix of those drugs that existed a year ago and payor mix changes.

Cost of Goods Sold

Our cost of goods sold for the three months ended September 30, 2015 was $871,150, a $315,786 increase, or 57%, compared to $555,364 in the same period of 2014. The increase was primarily the result of the same factors that drove the increase in our net sales over the same time period. Cost of goods sold was 92.0% and 93.3% of revenue for the three months ended September 30, 2015 and 2014, respectively. The gross margin improvement, from 6.7% to 8.0% in the third quarter of 2014 and 2015, respectively, was primarily due to drug mix changes, including the impact of recent acquisitions, as well as the impact of increased pharma dollars, and, to a lesser extent, continued favorable pricing trends.

Selling, General and Administrative Expenses

Our selling, general, and administrative expense (“SG&A”) for the three months ended September 30, 2015 was $48,860, a $14,554 increase, compared to $34,306 in the same period of 2014. SG&A was 5.2% and 5.8% of revenue for the three months ended September 30, 2015 and 2014, respectively. Of this increase, $12,269 relates to employee cost, including the employee expense from our acquired entities. The increased employee expense was primarily attributable to the 20% increase in dispensed and serviced prescription volume, combined with the increased clinical and administrative complexity associated with our mix of business. We also experienced a $6,958 increase in amortization expense from definite-lived intangible assets associated with our acquisitions. The remaining increase was in all other SG&A to support our growth including public company requirements, consulting fees, travel, and other miscellaneous expenses. These increases were partially offset by a net decrease in the fair value of contingent consideration related to our acquisitions and a decrease in bad debt expense. As a percent of revenue, SG&A, excluding acquisition-related amortization and change in contingent consideration, accounted for 5.0% of total revenues for the three months ended September 30, 2015 compared to 5.4% in the prior year period. This decrease is primarily attributable to a favorable adjustment to our allowance for doubtful accounts and operating efficiencies, partially offset by increased expense to support the more clinically intensive therapies from the businesses we have acquired and increased share-based compensation expense.

Other (Expense) Income

Our other (expense) income for the three months ended September 30, 2015 was $(1,452), compared to $1,109 in the same period of 2014. The $(2,561) quarter-over-quarter change is primarily due to a $808 increase in interest expense and a $6,916 redeemable share fair value change during the third quarter of 2014, partially offset by a $4,842 charge associated with the termination of an existing stock redemption agreement and a $377 equity loss of non-consolidated entity, both of which were recognized during the third quarter of 2014. Redeemable shares were converted to shares of no par value common stock immediately prior to the closing of the IPO, and our 25% owned non-consolidated entity was written off in December 2014.

Income Tax Expense

Our income tax expense for the three months ended September 30, 2015 and 2014 was $9,768 and $2,427, respectively, resulting in effective tax rates of 38% and 35%, respectively. The lower effective tax rate for the three months ended September 30, 2014 was primarily due to $6,916 of non-taxable income recorded that period related to the change in fair value of redeemable shares, partially offset by $4,842 of non-tax deductible expense recorded that period related to the termination of an existing stock redemption agreement.

Nine Months Ended September 30, 2015 versus Nine Months Ended September 30, 2014

The following table provides statements of operations data for each of the periods presented:

	Nine Months Ended September 30,
	2015	2014
Net sales	$2,379,807	$1,602,881
Cost of products sold	(2,193,233)	(1,503,639)
Gross profit	186,574	99,242
Selling, general and administrative expenses	(147,637)	(85,330)
Income from operations	38,937	13,912
Other (expense) income:
Interest expense	(3,766)	(1,629)
Change in fair value of redeemable common shares	—	7,873
Termination of existing stock redemption agreement	—	(4,842)
Equity loss of non-consolidated entity	—	(1,087)
Other	270	663
Total other (expense) income	(3,496)	978
Income before income taxes	35,441	14,890
Income tax expense	(13,973)	(6,984)
Net income	21,468	7,906
Less net loss attributable to noncontrolling interest	(742)	—
Net income attributable to Diplomat Pharmacy, Inc.	22,210	7,906
Net income allocable to preferred shareholders	—	1,062
Net income allocable to common shareholders	$22,210	$6,844

Net Sales

Our net sales for the nine months ended September 30, 2015 were $2,379,807, a $776,926 increase, or 48%, compared to $1,602,881 in the same period of 2014. The increase was in part the result of approximately $292,000 of additional revenue from drugs that were new to the market or newly dispensed by us. BioRx, Burman’s and MedPro contributed approximately $300,000 to the increase. The remaining increase is attributable to manufacturer price increases, a more favorable mix of those drugs that existed a year ago, payor mix changes and prescription volume growth of existing drugs.

Cost of Goods Sold

Our cost of goods sold for the nine months ended September 30, 2015 was $2,193,233, a $689,594 increase, or 46%, compared to $1,503,639 in the same period of 2014. The increase was primarily the result of the same factors that drove the increase in our net sales over the same time period. Cost of goods sold was 92.2% and 93.8% of revenue for the nine months ended September 30, 2015 and 2014, respectively. The gross margin improvement, from 6.2% to 7.8% in the nine months ended September 30, 2014 and 2015, respectively, was driven by drug mix changes, including the impact of BioRx, Burman’s and MedPro, and continued favorable trends in manufacturer-derived gross profit.

Selling, General and Administrative Expenses

Our SG&A for the nine months ended September 30, 2015 was $147,637, a $62,307 increase, compared to $85,330 in the same period of 2014. SG&A was 6.2% and 5.3% of revenue for the nine months ended September 30, 2015 and 2014, respectively. Of this increase, $15,148 relates to an increase in amortization expense from definite-lived intangible assets associated with our acquired entities. Total employee cost increased by $31,747 and includes the employee expense for our acquired entities. The increased employee expense was primarily attributable to two factors. First, the 16% increase in dispensed and serviced prescription volume, combined with the increased clinical and administrative complexity associated with our mix of business. Second, our ongoing efforts to improve IT systems to support current and future growth required additional indirect labor to develop our key systems. The remaining increase was in all other SG&A to support our growth including public company requirements, consulting fees, freight, travel, and other miscellaneous expenses. These increases were partially offset by a decrease of $2,317 in the change in fair value of contingent consideration related to our acquisitions. As a percent of revenue, SG&A, excluding acquisition-related amortization and change in contingent consideration, accounted for 5.5% of total revenues for the nine months ended September 30, 2015 compared to 5.1% in the year ago period. This increase is primarily attributable to the more clinically intensive therapies from the businesses we have acquired, increased share-based compensation expense and the additional expense associated with option redemption payroll taxes.

Other (Expense) Income

Our other (expense) income for the nine months ended September 30, 2015 was $(3,496), compared to $978 in the same period of 2014. The $(4,474) period-over-period change is primarily due to a $2,137 increase in interest expense and a $7,873 redeemable share fair value change during 2014, partially offset by a $4,842 charge associated with the termination of an existing stock redemption agreement and a $1,087 equity loss of non-consolidated entity, both of which were recognized during 2014. Redeemable shares were converted to shares of no par value common stock immediately prior to the closing of the IPO, and our 25% owned non-consolidated entity was written off in December 2014.

Income Tax Expense

On January 23, 2014, we changed our income tax status from an S corporation to a C corporation and, as such, now bear income taxes which had previously been borne by our shareholders. Accordingly, on that date, we recorded a net deferred income tax liability of $2,965 and a charge to income tax expense for the same amount. Our income tax expense for the nine months ended September 30, 2015 and 2014 was $13,973 and $6,984, respectively, resulting in effective tax rates of 39% and 47%, respectively.

Liquidity and Capital Resources

Our primary uses of cash include funding our working capital, business acquisitions, acquiring and maintaining property and equipment and internal use software, and debt service. Our primary source of liquidity for our working capital is cash flows generated from operations. At various times during the course of the year, we may be in an operating cash usage position, which may require us to use our short-term borrowings. We continuously monitor our working capital position and associated cash requirements and explore opportunities to more effectively manage our inventory and capital spending. As of September 30, 2015 and December 31, 2014, we had $15,665 and $17,957, respectively, of cash and cash equivalents. Our cash balances fluctuate based on working capital needs and the timing of sweeping available cash each day to pay down any outstanding balance on our line of credit, which was $21,756 and $0 at September 30, 2015 and December 31, 2014, respectively. Our available liquidity under our line of credit was $139,032 and $108,272 at September 30, 2015 and December 31, 2014, respectively.

We believe that funds generated from operations, our cash and cash equivalents on hand, and available borrowing capacity under our line of credit will be sufficient to meet our working capital and capital expenditure requirements for at least 12 months. We may enhance our competitive position through additional complementary acquisitions in both existing and new markets. Therefore, from time to time, we may access the equity or debt markets to raise additional funds to finance acquisitions or otherwise on a strategic basis.

The following table provides cash flow data for each of the periods presented:

	Nine Months Ended September 30,
	2015	2014
Net cash provided by operating activities	$2,532	$19,304
Net cash used in investing activities	(311,045)	(58,520)
Net cash provided by financing activities	306,221	45,894
Net (decrease) increase in cash and cash equivalents	$(2,292)	$6,678

Net Cash Provided By Operating Activities

Cash provided by operating activities consists of significant components of the statement of operations adjusted for changes in various working capital items including accounts receivable, inventories, prepaid expenses, accounts payable and other accrued expenses.

The $16,772 decrease in net cash flow provided by operating activities during the nine months ended September 30, 2015 compared to the same period of 2014 was primarily due to a $26,600 increase in net working capital outflows and a $3,734 decrease in adjustments to net income, partially offset by a $13,562 increase in net income.

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

The $252,525 increase in net cash used in investing activities during the nine months ended September 30, 2015 compared to the same period of 2014 was primarily related to a $247,935 increase in cash used to acquire businesses and a $3,387 increase in expenditures for capitalized software for internal use as we continue to expand and improve our information systems.

Net Cash Provided By Financing Activities

Our primary financing activities have consisted of proceeds from capital stock offerings, payments made to repurchase capital stock and stock options, debt borrowings and repayments, payment of debt issuance costs and proceeds from stock option exercises.

The $260,327 increase in net cash provided by financing activities during the nine months ended September 30, 2015 compared to the same period of 2014 was primarily related to $120,000 in proceeds from entering into Term Loan A on April 1, 2015, $8,745 in proceeds from issuance of stock upon stock option exercises, and the following changes in period-over-period activities: $85,423 increase in net proceeds from capital stock offerings; $26,502 decrease in the repurchase of stock and stock options; $7,816 increase in net borrowings under our line of credit; and $4,193 decrease in payments on long-term debt.

Excess Tax Benefits Related to Share-Based Awards

For U.S. GAAP purposes, share-based compensation expense associated with stock options is based upon recognition of the grant date fair value over the vesting period of the option. For income tax purposes, share-based compensation tax deductions associated with stock option exercises and repurchases are based upon the difference between the stock price and the exercise price at time of exercise or repurchase. In instances where share-based compensation expense for tax purposes is in excess of share-based compensation expense for U.S. GAAP purposes, U.S. GAAP requires that the tax benefit associated with this excess expense be recorded to shareholders’ equity to the extent that it reduces cash taxes payable. During the three and nine months ended September 30, 2015, we recorded excess tax benefits related to share-based awards of $9,365 and $14,348, respectively. As of September 30, 2015, we have approximately $54,000 of excess share-based compensation expense remaining to offset against future taxable income. Therefore, at an estimated effective tax rate of 39.0%, the amount of excess tax benefits yet to be recognized by us as a reduction to cash taxes payable is approximately $21,000. To the extent that stock option exercises that occur in the future generate additional excess expense, this amount would increase.

U.S. GAAP also requires that excess tax benefits related to share-based awards be reported as a decrease to cash flows from operating activities and as an increase to cash flows from financing activities. Therefore, we reported $14,348 of excess tax benefits related to share-based awards as a decrease to cash flows from operating activities and as an increase to cash flows from financing activities for the nine months ended September 30, 2015.

Debt

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

At September 30, 2015, our Term Loan A interest rate options were (i) LIBOR (as defined) plus 2.50% or (ii) Base Rate (as defined) plus 1.50%, and our line of credit and swingline loan interest rate options were (i) LIBOR (as defined) plus 2.00% or (ii) Base Rate (as defined) plus 1.00%. We are charged a monthly unused commitment fee ranging from 0.25% to 0.50% on the average unused daily balance.

We incurred deferred financing costs of $5,056 associated with the new credit facility, which were capitalized. These costs, along with previously unamortized deferred debt issuance costs are being amortized to interest expense over the term of the new credit facility.

The new credit facility with GE contains certain financial and non-financial covenants. We were in compliance with all such covenants as of September 30, 2015.

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

Critical Accounting Policies and Estimates

The MD&A is based on the condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses. In accordance with U.S. GAAP, we base our estimates on historical experience and on various other assumptions that management believes are reasonable under the circumstances. Actual results might differ from these estimates under different assumptions or conditions and, to the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. During the three and nine months ended September 30, 2015, there were no material changes to our critical accounting policies and use of estimates, which are disclosed in our audited consolidated financial statements for the year ended December 31, 2014 included in the Company’s Annual Report on Form 10-K.

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

Our management, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15(d)-15(e) promulgated under the Exchange Act) as of September 30, 2015. Based on these evaluations, the Chief Executive Officer and the

Chief Financial Officer concluded that our disclosure controls and procedures required by paragraph (b) of Rule 13a-15 or 15d-15 were effective as of September 30, 2015.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the third quarter of 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.                                                LEGAL PROCEEDINGS

We are subject to claims and lawsuits that arise primarily in the ordinary course of business. We believe that the disposition or ultimate resolution of such claims and lawsuits will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

ITEM 1A.                                       RISK FACTORS

Except for the revised or additional risk factors included within our Form 10-Q for the quarterly period ended June 30, 2015, there have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 6.                                                EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit / Appendix Number	Filing Date

10.1*	Second Amendment to Prime Vendor Agreement, effective August 1, 2015, by and among the Company, AmerisourceBergen Drug Corporation, and each Company subsidiary named therein.		8-K		10.1	September 15, 2015

10.2	Consent to Sale of Compounding Business, dated August 27, 2015, by and among the Company, General Electric Capital Corporation, and the other lender parties thereto.	X

10.3	Form of Restricted Stock Award Agreement (Non-Employee Directors) (2014 Omnibus Incentive Plan)	X

10.4	Notice of Termination of Voting Agreement, dated July 21, 2015, by Philip R. Hagerman (as Majority Holder)	X

31.1	Section 302 Certification — CEO	X

31.2	Section 302 Certification — CFO	X

32.1**	Section 906 Certification — CEO	X

32.2**	Section 906 Certification — CFO	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase	X

101.LAB	XBRL Taxonomy Extension Label Linkbase	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

*        Confidential treatment has been granted for portions of this Exhibit. These portions have been omitted from this Exhibit and submitted separately to the Securities and Exchange Commission.

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

Date:      November 4, 2015