Form 10-K
period 2015-12-31
Diplomat Pharmacy, Inc.
filed 2016-02-29
CIK 1610092

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

Commission File Number: 001-36677

Diplomat Pharmacy, Inc.

(Exact name of registrant as specified in its charter)

Michigan	38-2063100
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

4100 S. Saginaw Street

Flint, Michigan 48507

(888) 720-4450

(Address, including zip code, and telephone number,

including area code, of registrant’s principal executive offices)

Not Applicable

(former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, no par value per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☒  No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant was approximately $1.7 billion as of June 30, 2015 based on the reported last sale price as reported on the New York Stock Exchange on that date. Shares of the registrant’s Common Stock held by executive officers, directors and holders of 10% or more of the Common Stock outstanding have been excluded from this calculation because such persons may be deemed affiliates of the registrant; such exclusion does not reflect a determination that such persons are affiliates of the registrant for any other purpose.

The Registrant had 64,548,514 shares of Common Stock outstanding as of February 26, 2016.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions, as expressly described in this report, of the Registrant’s Proxy Statement for its 2016 Annual Meeting of Shareholders to be filed subsequently are incorporated by reference into Part III of this report.

DIPLOMAT PHARMACY, INC.

2015 ANNUAL REPORT ON FORM 10-K

FORWARD-LOOKING STATEMENTS

Unless the context suggests otherwise, references in this Annual Report on Form 10-K to “Diplomat,” the “Company,” “we,” “us” and “our” refer to Diplomat Pharmacy, Inc. and its consolidated subsidiaries.

Certain statements contained or incorporated in this Annual Report on Form 10-K which are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”). These forward-looking statements are included throughout this Annual Report on Form 10-K, including under the headings entitled “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and relate to matters such as our industry, business strategy, goals and expectations concerning our market position, future operations, margins, profitability, capital expenditures, liquidity and capital resources and other financial and operating information. Words such as “anticipate,” “assume,” “believe,” “continue,” “could,” “estimate,” “expect,” “future,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “will,” and similar terms and phrases, or the negative thereof, utilized in discussions of future operating or financial performance signify forward-looking statements.

The forward-looking statements contained in this Annual Report on Form 10-K are based on management’s good-faith belief and reasonable judgment based on current information, and these statements are qualified by important factors, many of which are beyond our control, that could cause our actual results to differ materially from those in the forward-looking statements, including changes in global, regional or local economic, business, competitive, market, regulatory and other factors, including those described in “Risk Factors.” Any forward-looking statement made by us speaks only as of the date of this report. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by any applicable laws or regulations.

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

•                  limited experience with integrating acquisitions and being able to recognize the expected benefits therefrom;

•                  fluctuations in operating results;

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

•                  security breaches or other failures or disruptions of our information technology and security systems, and significant costs required to oversee, maintain and improve such systems;

•                  relationships with clinical experts and key thought leaders at U.S. physician groups and universities;

•                  dependence on our senior management and key employees;

•                  reliance on a single shipping provider;

•                  debt service obligations;

•                  supply disruption of any of the specialty drugs we dispense;

•                  loss of orphan drug status for such specialty drugs we dispense;

•                  reductions of research, development and marketing of specialty drugs;

•                  adverse impacts from environmental regulations, and health and safety laws and regulations, applicable to our business; and

•                  other factors set forth under “Risk Factors.”

PART I

ITEM 1.  BUSINESS

Overview

We are the largest independent specialty pharmacy in the United States, and are focused on improving the lives of patients with complex chronic diseases. We define our independence as our singular focus on specialty pharmacy services, independent of other operations such as pharmacy benefit management or managed care. Our patient-centric approach positions us at the center of the healthcare continuum for the treatment of complex chronic diseases through partnerships with patients, payors, pharmaceutical manufacturers and physicians. We offer a broad range of innovative solutions to address the dispensing, delivery, dosing and reimbursement of clinically intensive, high-cost specialty drugs. We were formed and incorporated in Michigan in 1975 by our Chief Executive Officer, Philip Hagerman, and his father, Dale, both trained pharmacists who transformed our business from a traditional pharmacy into a leading specialty pharmacy beginning in 2005. When Diplomat opened its doors in 1975 as a neighborhood pharmacy it had one essential tenet: “Take good care of patients, and the rest falls into place.” Today, that tradition continues and we are focused on creating a culture that is highly committed to increasing adherence and improving therapy effectiveness.

Our core revenues are derived from the customized care management programs we deliver to our patients, including the dispensing of their specialty medications. We focus on specialty drugs that are typically administered on a recurring basis to treat patients with complex chronic diseases that require specialized handling and administration as part of their distribution process. We have expertise across a broad range of high-growth specialty therapeutic categories, including oncology, immunology, hepatitis, multiple sclerosis, specialized infusion therapy and many other serious and/or long-term conditions.

Our comprehensive, patient-focused services ensure that patients receive a superior standard of care, including assistance with complicated medication therapies, refill processing, third-party funding support programs, side effect management and adherence monitoring. We customize solutions for each patient based on the patient’s overall health, disease and family history, lifestyle and financial means.

We have grown our business in recent years by strengthening our clinical expertise in key therapeutic categories, such as oncology, immunology, hepatitis, multiple sclerosis and specialized infusion therapy, strengthening our relationships with patients, payors, pharmaceutical manufacturers and physicians, and broadening the scope of our services to retailers, hospitals and health systems. While we will continue to focus on growing our business organically, we have completed several significant acquisitions in recent years and we may further opportunistically enhance our competitive position through complementary acquisitions in both existing and new markets. In December 2013, we completed the acquisition of American Homecare Federation, Inc. (“AHF”), a specialty infusion therapy provider focused primarily on hemophilia. In June 2014, we acquired MedPro Rx, Inc. (“MedPro”), a specialty pharmacy focused on specialty infusion therapies including hemophilia and immune globulin. In April 2015, we acquired BioRx, LLC (“BioRx”), a highly specialized pharmacy and infusion services company that provides treatments for patients with ultra-orphan and rare, chronic diseases. In June 2015, we acquired Burman’s Apothecary, LLC (“Burman’s”), a provider of individualized patient care with a primary focus on hepatitis C.

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

Less acute, chronic conditions are generally treated with self-administered, oral, injectable or inhalable specialty pharmaceuticals, but may also be administered by a physician or nurse. These pharmaceuticals can be distributed directly to the patient for at-home administration or to the patient’s physician for in-office administration. Several chronic, genetic conditions and orphan diseases are treated with infused pharmaceuticals via a more complex intravenous form of administration. These pharmaceuticals are dispensed under the supervision of a registered pharmacist and the therapies are typically delivered to the patient for self-administration in the home or administration by a credentialed home-health care nurse or trained caregiver at home or in another care site. Many of the pharmaceuticals handled by specialty pharmacies require refrigeration during shipping as well as special handling to prevent potency degradation. Patients receiving treatment usually require personalized counseling and education regarding their condition and treatment programs.

The specialty pharmacy segment primarily treats conditions such as cancer, immune deficiency disorders, hepatitis, multiple sclerosis, hemophilia, neurological conditions and many other serious and/or chronic conditions. Retail pharmacies and other traditional distributors generally are designed to carry inventories of low cost, high volume products and therefore are not as well equipped to handle the high cost, low volume specialty pharmaceuticals that have specialized handling and administration requirements. In addition, those entities generally lack both the deep clinical expertise and the administrative and call center support functions necessary to effectively deliver specialty pharmacy services. As a result, specialty pharmaceuticals generally are provided by pharmacies that focus primarily on filling, labeling and delivering oral, injectable, infusible or inhalable pharmaceuticals and related medication and support services.

Segment Information

Our chief operating decision maker reviews our financial results in total when evaluating financial performance and for purposes of allocating resources. Therefore, we have determined that we operate in a single reportable segment — specialty pharmacy services.

Our Services

We provide specialty pharmacy services dedicated to servicing the needs of patients, while also providing clinical expertise, technology-driven innovation tools, and administrative efficiencies that support physicians, payors, pharmaceutical manufacturers and retail pharmacies. We purchase specialty pharmaceuticals from manufacturers and wholesale distributors, fill prescriptions, and label, package and deliver the pharmaceuticals to patients’ homes or physicians’ offices through contract couriers. We utilize our main Company-owned distribution facility, 16 smaller owned or leased regional facilities and centralized clinical call centers to provide such services to all 50 states within the United States of America. The services provided to our patients and other constituents described below are integral to securing the relationships that drive our revenue and prescription volumes, and are a central focus of our specialty pharmacy business. In order to successfully compete, we must provide value to each constituent in the specialty pharmacy industry.

Our value to constituents is based on our ability to provide broad specialty and limited distribution product access, utilization management, high patient adherence rates, patient funding assistance, data management, outstanding patient and prescriber satisfaction rates, and direct and indirect cost savings. Further, we manage the high cost of specialty drugs by pursuing cost savings through channel management, utilization management, formulary management (i.e., the list of specialty drugs that will be reimbursed by a health plan or managed care organization), and waste minimization (including our partial fill program). Channel management is a strategy that includes targeting specialty medications covered under the medical benefit by payors and moving the coverage of these medications to the pharmacy benefit in order to take advantage of deeper discounts, rebates or more detailed reporting when available. Utilization management is the evaluation of the appropriateness, medical need and efficiency of health care services, procedures, drugs and facilities according to established criteria or guidelines and under the provisions of an applicable health benefit plan. Formulary management is an integrated patient care process which enables physicians, pharmacists and other health care professionals to work together to promote clinically sound, cost-effective medication therapy and positive therapeutic effectiveness. A drug formulary, or preferred drug list, is a continually updated list of medications and related products supported by current evidence-based medicine, judgment of physicians, pharmacists and other experts in the diagnosis and treatment of disease and preservation of health.

Our programs consist of the following business services:

•                  Specialty Drug Dispensing — For the years ended December 31, 2015, 2014 and 2013, we derived over 99% of our revenue from the dispensing of drugs and the reporting of data associated with those dispenses to pharmaceutical manufacturers and other outside companies. The other services described below are services included as part of our core business offerings and are included as part of the overall payor reimbursement for dispensed drugs, rather than as separately reimbursable events. We are licensed to dispense prescriptions in all 50 U.S. states and all U.S. territories. Our business processes and dispensing solutions are well established and can provide specialty prescriptions to patients as required by the communicated “need by” date. All specialty prescriptions are verified by registered pharmacists for accuracy and appropriateness at two separate points in the dispensing process prior to shipping to the patient. Our specialty dispensing and distribution capabilities include package tracking through contracted couriers, temperature controls and signature confirmation upon delivery.

Our physical footprint has enabled us to develop a centralized infrastructure that we have successfully scaled to dispense to all 50 states. We have an advanced distribution center that enables us to ship medications nationwide as well as centralized clinical call centers that help us deliver localized services on a national scale. In addition to our headquarters and main distribution facility in Flint, Michigan, we also operate 16 smaller regional facilities in: Arizona; California; Connecticut; Florida; Illinois; Iowa; Maryland; Massachusetts; Minnesota; North Carolina; Ohio; and Pennsylvania. We are fully accredited and licensed to conduct business in each of the states that require such licensure. We primarily utilize UPS in the delivery of our specialty pharmaceutical products.

Specialty drug dispensing includes our specialty infusion pharmacy services. Our April 2015, June 2014 and December 2013 acquisitions of BioRx, MedPro and AHF, respectively, expanded our specialty infusion pharmacy services. We provide individualized patient-centric specialty infusion services to patients with bleeding disorders, and other chronic conditions, while managing overall drug spend through factor utilization using dose management, assay management (which means ensuring that the prescribed amount is the dispensed amount), clinical and therapy education, intervention, and nursing support in efforts to advance better clinical effectiveness for patients. Specialty infusion drugs are high cost, with intravenous or subcutaneous routes of administration, and can be managed at home or in a hospital or free-standing ambulatory infusion clinic, physician office or through our extensive outsourced network of credentialed specialty nurses whom administer medications in the patent’s home or at other sites of care. We estimate our drug reimbursement for specialty infusion patients is approximately 60% medical benefit and 40% pharmacy benefit as of December 31, 2015.

Our specialty drug dispensing services include:

•                  Patient Care Coordination — Our proprietary patient care system is used to coordinate and track patient adherence and safety. It is built around specific drug therapies and disease states for greater consistency of care using clinical algorithms. Each step within the patient’s treatment regimen is extensively researched based on various disease guideline publications. Our system automatically tracks all clinical interventions and activities and provides real-time access to patient information. Using this system, our care coordinators, including pharmacists, work with both patients and prescribers to identify potential adherence failures and implement proactive plans to optimize treatment effectiveness.

•                  Clinical Services — Our pharmacists and nurses, with the assistance of our pharmacy technicians, provide clinically based drug therapy management programs for clients and patients. Pharmacists provide counseling on compliance and side-effect management. Our Clinical Help Desk includes several pharmacists, as well as nurses and pharmacy technicians. A pharmacist is available to patients and prescribers 24 hours a day, seven days a week, and nurses are available during normal business hours. Clinical pharmacists are responsible for high level clinical interaction with patients and healthcare practitioners including medication counseling and clinical advice. Our clinicians work with the patients’ primary prescriber to identify adherence failures and to implement a proactive plan to achieve intended effectiveness. Our broader clinical and operations team has deep clinical expertise and currently includes over 115 licensed pharmacists.

•                  Compliance and Persistency Programs — Our compliance and persistency programs are drug specific and support the needs of patients based on their therapy regimen. In some cases, a dedicated nurse proactively contacts patients at specific intervals of therapy to discuss precautions, side effect management, administration of medication and refill procedures. Prior to every refill, we call patients to verify the patient’s dose and dosing regimen and shipping address, discuss side effects and confirm that the patient is appropriately taking the medication. Aside from standard protocol, we initiate calls at critical points during the therapy to improve adherence. This adherence program also addresses non-compliance by offering enhanced patient education and communication through customized programs specific to the medications we provide.

•                  Patient Financial Assistance — Our funding specialists help patients navigate their benefits and find third-party financial assistance to address coverage deficiencies. We provide services to help patients understand and receive reimbursement benefits and we work with available co-pay assistance programs, including co-pay card enrollment and program management. We currently work with substantially all major commercial co-pay card programs. Our team also coordinates with many external charitable foundations and research grant organizations that help subsidize the cost of medications for patients. We also help patients access manufacturer patient assistance (free drug) programs when necessary and available. These programs result in increased access to specialty drug therapies for patients and increased revenues for us.

•                  Specialty Pharmacy Training/Consulting (Diplomat University) — Diplomat University is our education and training department that educates both Diplomat employees and external professionals (including pharmacists, payors, pharmaceutical partners and physicians) on topics unique to the specialty pharmacy industry. Our in-depth, ongoing training program promotes clinical competence and builds new skills, enabling employees to provide high-level care for our patients and improve overall business performance. Diplomat University also houses our quality assurance department, which focuses on programs that promote quality and patient safety. Diplomat University-produced materials have been used in trade conference materials and magazine articles, as well as business meetings, to explain the specialty pharmacy industry generally and the broad range of solutions we can provide.

•                  Benefits Investigation — Our standard procedures require that we conduct a benefits investigation for each patient we work with. In addition to processing test claims, our benefit specialists contact the appropriate pharmacy or medical benefit plan to verify coverage, deductibles, coinsurance and out-of-pocket maximums. Our specialists provide all necessary coding for the prescribed therapy or service. Any prior authorization or predetermination requirements are defined at the time of the benefits investigation. Our standard procedures require an initial test adjudication upon receipt of the referral and require subsequent investigations under certain circumstances.

•                  Prior Authorization — Our prior authorization specialists, in coordination with the prescribing physician and their staff, contact the patient’s insurance plan and collect all necessary patient specific information, together with supporting documentation, to provide to the third-party payor to support reimbursement for the prescribed medication. In the event that the required therapy is not listed on the third-party payor’s formulary, we also compile the necessary information to file a formulary exception on behalf of the patient.

•                  Risk Evaluation and Mitigation Strategy — Our employees administer Risk Evaluation and Mitigation Strategy (“REMS”) protocols on all levels of risk mitigation, which is required by many pharmaceutical manufacturers due to regulatory requirements. The Food and Drug Administration (“FDA”) requires REMS from certain manufacturers to ensure that the benefits of a drug or biological product outweigh its risks. Manufacturers are required to comply with specific FDA requirements that may include medication use guides, black box warnings / patient package insert language, and a communication plan to health care providers. As part of REMS protocols, manufacturers may also be required to comply with Elements to Assure Safe Use (“ETASU”) to mitigate a specific serious risk listed in the labeling of the drug, including special training and certifications, required dispensing locations, patient monitoring and associated reporting. We have standard operating procedures in place to support all aspects of a REMS program, including REMS administration, REMS drug fulfillment, disease management, medication guide dispensing and the ETASU specific to a pharmaceutical manufacturer’s program. We also partner with manufacturers to report and track Adverse Drug Events where required. Our patient care system has been designed to capture much of the information the pharmaceutical manufacturer must report to the FDA.

•                  Retail Specialty Services — Retail specialty services connect a retail pharmacy business to the specialty arena. Based on our broad industry experience, infrastructure and unique treatment-tracking software, retail specialty services offer companies a strategic partner for clinical and administrative support services that help their business and their specialty patients achieve their optimal therapeutic effectiveness. Large retailers with pharmacies have access to many of the same specialty drugs we distribute, but lack the expertise and the infrastructure necessary to manage patients, payors and physicians regarding these specialty drugs. Development of this infrastructure is very costly, time consuming and requires trained clinical experts. Our retail specialty services fill this gap with our breadth of service expertise, which includes nearly every aspect of our specialty pharmacy business, other than purchasing the drugs, filling the prescriptions and billing payors. We conduct patient-facing services under the specific retailer’s brand name. For example, when our retail specialty services employees interact with patients and prescribers, these customers are unaware they are not engaging with our retail specialty services clients directly. These strategic relationships with retail pharmacies are important to pharmaceutical manufacturers and can further our access to additional limited distribution drugs.

•                  Hospital and Health System Services — We provide clinical and administrative support services to hospitals and health systems that dispense specialty medications through their outpatient pharmacies. We partner with hospitals and health systems to assist with strategies and service delivery that is designed to maximize cost containment and improve efficiency and clinical effectiveness related to specialty pharmaceuticals. Our program also supports hospitals that are 340B covered entities through a contracted pharmacy strategy.

•                  Hub Services — We also offer hub services to capitalize on our expertise in providing the services described above and to compete with other hub service providers. Hub services generally are centralized management services for collaboration and efficiency among the key participants in the specialty pharmacy system (including patients, physicians, payors, pharmaceutical manufacturers, retail pharmacies and other prescribers). In order to maintain client satisfaction and compliance, we keep certain information and software systems, infrastructure and employees “firewalled” from our specialty pharmacy business to avoid commingling or favoring any specialty pharmacy (including ours) within the networks of the hub customers.

Constituent Relationships

Our patient-centric approach positions us at the center of the healthcare continuum for the treatment of complex chronic diseases through partnerships with patients, payors, pharmaceutical manufacturers and physicians.

Our services provide value to our constituents in the following ways.

Patients

Our core focus is on patients. We help patients adhere to complicated medication therapies, process refills, and manage any side effects and insurance concerns to ensure they get the best standard of care. The clinical efficacy of drug therapies, especially for chronic conditions, is typically enhanced when patients precisely follow the prescribed treatment regimens (including dosing and frequency). On the other hand, we believe, though we do not internally track, that medication non-adherence (i.e., patients not following the instructions for their medication or failing to finish taking their medication) can contribute to a substantial worsening of disease and, in some cases, accelerated mortality, which increases hospital and other health care costs. We have achieved patient adherence rates of over 90% in each quarter in 2014 and 2015. We believe our high adherence rates are, in part, due to, among other things, our patient training and education, compliance packaging, prophylactic starter kits and nurse adherence calls. We also help identify third-party funding support programs to help cover expensive out-of-pocket costs.

We help manage patients’ complex disease states through counseling and education regarding their treatment and by providing ongoing monitoring and, in some cases, proactive follow-up contact to encourage patient compliance with the prescribed therapy. The goal of Diplomat’s patient care programs is to provide clinical services in a caring and supportive environment, optimize medication adherence, prevent disease progression and improve therapeutic effectiveness. To accomplish this, Diplomat focuses on each individual patient and provides solutions related to medication access, tolerance and adherence.

Diplomat provides patients with personalized medication programs and services for a variety of complex disease states, including the following:

•                  Oncology — Cancer therapy often involves the use of highly-toxic chemotherapy or oral oncolytic agents with a high incidence of adverse events. Goals for these patients include the provision of the most effective therapy at the appropriate dose, adverse event management to ensure treatment can continue for as long as it is effective, and improvement in quality of life. Our clinicians strive to ensure optimal treatment for these patients by providing high-touch proactive and reactive care, focusing on appropriate dosage and administration, adverse event management and adherence monitoring.

•                  Immunology — Care of patients with autoimmune and/or inflammatory conditions generally involves the use of therapies aimed at slowing disease progression, reducing the rate of disease relapse, and managing disease symptoms. Goals for these patients include reducing the signs and symptoms of disease, minimizing short- and long-term side effects and complications of the disease and therapy, and improving or normalizing the patient’s quality of life. Our clinicians assist these patients by providing clinical management, providing adverse event management support, proactively monitoring for adherence issues, and following up with prescribers in response to identified therapy issues.

•                  Hepatitis — Management of hepatitis C virus infection involves the selection of appropriate therapy based on HCV genotype, the presence or absence of cirrhosis, transplant status, prior response to therapy, and whether or not the patient is co-infected with HIV or hepatitis B virus. Goals for these patients include achievement of sustained virologic response, decreasing the disease and therapy burden, and optimal adherence to therapy. Our clinicians ensure that hepatitis C virus therapy regimens are complete and appropriate, provide adverse event management support, and follow-up with prescribers to ensure optimal therapy.

•                  Multiple Sclerosis — Care for patients diagnosed with multiple sclerosis involves life-long support. Goals for these patients include providing efficacious therapy to reduce the frequency of relapse and improving quality of life. Our clinicians ensure that patients are receiving the appropriate dose of therapy, provide adverse event counseling and management support, provide education on relapse mitigation strategies, and are available to respond to patient questions regarding therapy effectiveness and adverse events.

•                  Specialty Infusion Therapy — Several chronic, genetic conditions and orphan diseases are treated with infused pharmaceuticals with a more complex intravenous form of administration. These pharmaceuticals are prescribed for individuals including, but not limited to, the following conditions: alpha-1 antitrypsin deficiency; hemophilia; immune globulin and auto-immune deficiencies; hereditary angioedema; and lysosomal storage disorders. Patients are generally referred to specialty infusion pharmacy service providers by physicians or case managers. The medications are dispensed under the supervision of a registered pharmacist and the therapy is typically delivered to the patient or caregiver for self-administration in the home or administration by a credentialed home-health care nurse or trained caregiver at home or in another care site.

•                  Other Disease States — We also treat patients who have received organ transplants or who have HIV. Life-long therapy is essential for the prevention of organ rejection in transplant patients, and we seek to optimize adherence to therapy in order to decrease the likelihood of organ rejection. The management of HIV is complex and involves the use of highly active anti-retroviral therapy. Goals for our patients diagnosed with HIV include: achieving long-term, maximal suppression of viral load; preserving and improving immune system function (prevention of progression to acquired immunodeficiency syndrome); and prevention of the spread of HIV to others.

Payors

Currently we partner with regional and mid-sized payors and independent pharmacy benefit managers (“PBM” or “PBMs”), on an exclusive or semi-exclusive basis, to improve clinical effectiveness and lower costs by managing high-risk members and implementing patient-focused specialty programs. Our electronic patient care platform, centered on our disease-specific technology solution, is customized for each payor’s needs and is designed to improve efficiency and lower costs.

We offer payors access to limited distribution drugs and unique cost containment programs including partial refill programs, clinical management and motivational interviewing techniques for improving adherence. We believe that medication non-adherence is the largest avoidable cost in specialty pharmacy because it contributes to a substantial worsening of disease and death and significantly increases hospital and other health care costs, so our strong adherence rates benefit patients and payors. For example, through our partial fill program of dispensing prescriptions with less than the typical 30-day supply, we promote more frequent direct intervention and tracking of patients and their therapies by our highly trained clinical experts. Our partial fill program focuses on medications that have a high discontinuation rate based on poor response, adverse effects and non-compliance, to address potential waste as well as improve adherence to prescribed therapy. We dispense a two-week supply when prescribed and it is our policy to contact patients on the second and tenth days of therapy to verify patient tolerance. Once confirmed, we will dispense the remainder of that month’s supply. If not tolerated, we contact the prescriber to seek an alternate therapy.

We provide payors with a comprehensive approach to meeting their pharmacy service needs. Our specialty pharmacy services offer payors a cost effective solution for the distribution of specialty pharmaceuticals, generally directly to patients for self-administration. We manage high-risk members in the payors’ networks and assist with adherence to such members’ health plans to minimize waste in the purchase of specialty drugs and to optimize clinical effectiveness. We also provide access to a significant number of limited distribution drugs. Other services include coordination of care with the members’ physicians and payors, and the provision of clinical and adherence data to evaluate therapy effectiveness.

Pharmaceutical Manufacturers

Through the coverage and clinical expertise of our Company-owned, main distribution facility and 16 regional locations, some with retail capabilities and some with limited to moderate distribution capabilities, we provide pharmaceutical manufacturers with a strong distribution channel for their existing pharmaceutical products. In many cases, our national presence is critical to becoming a selected partner in the launch of new products. When providing new products to patients, we implement a monitoring program to encourage compliance with the prescribed therapy and we provide valuable clinical information to the manufacturer to aid in their evaluation of the efficacy of the product. We receive fees, which we record as revenue, from certain pharmaceutical manufacturers in return for providing them with clinical data.

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

The adherence rates that result from our patient-centered services described above directly benefit pharmaceutical manufacturers through clinically appropriate continued dispensing of their products to patients who might otherwise have failed to continue their prescribed therapies. In addition, the financial assistance and reimbursement management we provide to patients further drives pharmaceutical sales.

In addition, pharmaceutical manufacturers frequently seek patient data on the efficacy and utilization of their products, which we currently provide in a de-identified and Health Insurance Portability and Accountability Act of 1996 (“HIPAA”)-compliant format. This data provides valuable clinical information in the form of effectiveness and compliance data to manufacturers to aid in their evaluation of the efficacy of their products. We continue to invest in new technologies that will enable us to better provide such analytical services.

We have also assisted emerging biotechnology pharmaceutical companies in their commercialization of new drugs. In cases where pharmaceutical companies have successful clinical trials but little commercialization experience, we are engaged to formulate strategies to market to, educate, and fulfill the needs of patients, prescribers and payors. We refer to this tailored, multifaceted approach as “channel strategies.” We believe that in some cases, these engagements have led to exclusive rights to administer the products of these pharmaceutical companies or our inclusion in a small panel of authorized specialty pharmacies for limited distribution of drugs.

As of December 31, 2015, we have a portfolio of approximately 100 limited distribution drugs, all of which are commercially available. We have historically earned access to many limited distribution drugs, both at the time of their launch and post-launch. We actively monitor the drug pipeline and maintain dialogue with many of the major biotechnology and pharmaceutical manufacturers to identify opportunities in all pre-commercial stages of drug development. We believe that limited distribution is becoming the delivery system of choice for many drug manufacturers because it is conducive to smaller patient populations, facilitates high patient engagement, clinical expertise and elevated focus on service, and because it allows for real-time patient-specific (albeit de-identified) data. We believe that the trend toward limited distribution of specialty drugs will continue to expand in the future, making strong representation in this area essential.

Physicians and Other Prescribers

Our team works with physician offices to manage prior-authorization and other managed care organization requirements, such as the denial and appeal process, to ensure that complicated administrative tasks do not impair the delivery of quality patient care. Additionally, we provide risk evaluation services, implement risk mitigation strategies and collect patient adherence data to provide physicians and health systems with enhanced visibility.

Our singular focus on specialty pharmacy and complex chronic diseases has enabled us to develop strong relationships with clinical experts and thought leaders in key therapeutic categories, such as oncology, immunology, hepatitis, multiple sclerosis and specialized infusion therapy. We leverage these relationships to gain greater visibility into future drug launches and to stay current on the latest advances in patient care.

We assist physicians and other prescribers with personalized and intensive patient support by providing care management related to their patients’ pharmacy needs and improving patient compliance with therapy protocols. We eliminate the need for physicians to carry inventories of high cost prescriptions by distributing medications directly to patients’ homes or, in rare cases, to physicians’ offices. We also assist physicians and their clinical and non-clinical staff members by performing many of the administratively intensive tasks associated with benefits investigations, prior authorizations and other reimbursement-related matters. We bill payors directly, on the patient’s behalf, in nearly all cases. Further, we assist physicians by helping their patients manage the side effects of their therapies and by monitoring adherence. We also provide physicians with clinical updates and assist with managing the pipeline of potential new therapies.

Retail Pharmacies, Hospitals and Health Systems

We provide clinical and administrative support services for our hospital partners on a fee-for-service basis. Based on our broad industry experience, infrastructure and treatment-tracking software, our retail specialty network solution provides customized clinical and administrative support services that help retailers and their specialty patients improve financial outcomes. We provide hospitals with unique solutions to maximize cost containment, improve efficiency and clinical effectiveness from specialty pharmaceuticals. Our programs also support hospitals that are 340B covered entities, which are organizations that provide access to reduced price prescription drugs to health care facilities in accordance with the federal 340B Drug Pricing Program and that have been certified by the U.S. Department of Health and Human Services, through a contracted pharmacy strategy.

We provide specialty pharmacy management services for a fixed fee to various national, regional and independent retail pharmacies. These services are similar to those provided to payors with respect to their specialty pharmacy customers, except that we do not buy or dispense the specialty product or bill the payors. The services generally include the same patient engagement and adherence programs, reimbursement processing and patient funding programs, and general disease state management services described above. These services constituted less than 1% of our revenues for the years ended December 31, 2015, 2014 and 2013.

We believe that our ability to provide the patient-centric services under the brand names of our retail, hospital and health system partners makes us a valued partner for these entities that lack the infrastructure and expertise to service their specialty drug patients on their own. These partnerships broaden our exposure and influence across the healthcare continuum.

Our Suppliers

We obtain the pharmaceuticals and medical supplies and equipment that we provide to our patients through pharmaceutical manufacturers, distributors and group purchasing organizations. The majority of the pharmaceuticals that we purchase through distributors are available from multiple sources and are available in sufficient quantities to meet our needs and the needs of our patients. However, some biotechnology drugs are only available through the manufacturer and may be subject to limits on distribution. In such cases, it is important for us to establish and maintain good working relationships with the manufacturer in order to ensure sufficient supply to meet our patients’ needs.

Most of the manufacturers of the pharmaceuticals we sell have the right to cancel their supply contracts with us without cause and after giving notice (generally 90 days or less). Specialty drug purchases from AmerisourceBergen, a drug wholesaler, and Celgene Corporation (“Celgene”), a pharmaceutical manufacturer from whom we purchase several drugs, represented 50% and 12%, respectively, of cost of goods sold in 2015, 57% and 15%, respectively, of cost of goods sold in 2014, and 58% and 19%, respectively, of cost of goods sold in 2013. The reason we purchase large quantities from a single wholesaler is primarily for ease of administration and to leverage favorable pricing. In the event of a termination of our relationship with AmerisourceBergen, we believe that there is typically at least one alternative drug wholesaler from whom we could source each non-limited distribution drug we dispense. We further believe that we could replace the inventories without a material disruption to our operations.

Billing and Significant Payors

We derive most of our revenue from contracts with third-party payors such as managed care organizations, insurance companies, self-insured employers, PBMs and Medicare and Medicaid programs. We contract directly with some payors and PBMs or, in other cases, with third parties which in turn contract with payors and PBMs on our behalf. See “Constituent Relationships-Payors” for additional information on payors.

We bill payors and track all of our accounts receivable through computerized billing systems. These systems allow our billing staff the flexibility to review and edit claims in the system before they are submitted to payors. For the great majority of our dispensing business, claims are submitted to payors electronically. We have extensive experience managing the coordination of benefits between commercial and government-sponsored plans. We participate with Medicare as a Durable Medical Equipment, Prosthetics, Orthotics and Supplies (“DMEPOS”) pharmacy supplier, and participate in Medicare Part D. A benefit coverage specialist reviews all Medicare coverage determinations to ensure that the appropriate benefit is being billed. Upon completion of all benefit verifications, we follow each plan’s guidelines to identify which plan is primary and secondary and submit the billing accordingly.

Our financial performance is highly dependent upon effective billing and collection practices. The process begins with an accurate and complete patient onboarding process, in which all critical information about the patient, the patient’s insurance and the patient’s care needs is gathered. A critical part of this process is verification of insurance coverage and authorization from insurance to provide the required care, which typically takes place before we initiate services. An exception occurs when a patient referral is received outside of normal business hours, but we have an existing contractual relationship with the patient’s insurance carrier. In such cases, we provide the patient with sufficient drugs and services to last until the next business day, when the patient’s insurance coverage can be verified.

Sales and Marketing

Our sales and marketing efforts focus on three primary objectives: (1) maintaining existing and developing new relationships with pharmaceutical manufacturers to gain distribution access as they release new products or improved products; (2) establishing, maintaining and strengthening relationships with key opinion leaders, physicians and other prescribers in order to obtain prescription referrals; and (3) building new relationships and expanding existing contracts with managed care organizations and other payors or PBMs. Our national and regional sales directors focus primarily on establishing and expanding our contracts with managed care organizations, while our local account managers focus on maximizing value from these contracts by developing and maintaining relationships with local and regional referral sources, such as physicians, hospital discharge planners, other hospital personnel, health maintenance organizations, preferred provider organizations or other managed care organizations, and insurance companies. In addition, we have a dedicated sales force, through a combination of internal (phone sales) and external (field sales) team members for scalability and efficiency, focused on maintaining and expanding our relationships with biotechnology drug manufacturers to establish our position as an exclusive, semi-exclusive or participating provider. As of December 31, 2015, we had 180 sales employees, including 68 centralized, mostly telephonic team members and 112 team members working in the field in various regions throughout the U.S.

Information Technology

Our information technology centers around a custom-developed scalable patient care system that provides real-time prescription and patient care status to us, prescribers and contracted partners. Our technology allows us to track and report industry standard metrics on call center performance, dispensing, adherence, length of therapy and persistency. We can also provide HIPAA-compliant reports that contain inventory data, prescription status, persistency, compliance, discontinuation and payor data. In addition to reporting on patient and prescriber demographics, turnaround times, spend and error reporting, we can also report on patient assessment data, clinical status and other monitoring parameters. In 2014, we decided to in-source a substantial portion of our information technology development. We also use an off-the-shelf pharmacy software system for purposes of transmitting claims to payors. We have invested significantly in information technology in recent years to position us to improve cost efficiencies among us and our constituents and to provide additional services regarding the de-identified data we accumulate to take greater advantage of our relationships with data-driven pharmaceutical manufacturers.

Competition

There are a significant number of competitors that distribute specialty pharmacy drugs and provide related services, some of which have greater resources than we do. Many of the competitive segments in which we compete have experienced significant consolidation over the past few years, including 2015. Our competitors include: captive specialty pharmacies owned by PBMs; retail pharmacy chains and independent retail pharmacies; health plans; national, regional and niche specialty pharmacies; specialty infusion therapy companies; physician practices and hospital systems; and group purchasing organizations.

We are currently the largest independent specialty pharmacy in the U.S., with an approximate 3% overall market share (based on 2015 revenues from pharmacy-dispensed specialty drugs). The three largest specialty pharmacies are divisions within CVS Caremark, Express Scripts and Walgreens. We understand that a number of other traditionally non-specialty pharmacies with significant resources are attempting to build, acquire or partner with specialty pharmacies due to the double-digit growth anticipated in spending on specialty prescription drugs compared to flat to low-single digit growth in spending on traditional prescription drugs. There are also many smaller specialty pharmacies and other entities in the healthcare industry that provide limited specialty pharmacy services that compete with us to a lesser extent. Some of these smaller entities, however, may be able to invest significant resources, through acquisition or otherwise, to compete with us on a larger scale.

Many of the retail pharmacies for whom we provide patient management services may in the future acquire a competing specialty pharmacy business or start their own specialty pharmacy business and thereby become our competitors. In addition, many of our PBM customers have their own specialty pharmacy businesses, and to the extent certain of our products can be obtained internally, these customers could cease doing business with us.

Governmental Regulation

The healthcare industry is subject to extensive regulation by a number of governmental entities at the federal, state and local level. The industry is also subject to frequent regulatory change. Laws and regulations in the healthcare industry are extremely complex and, in many instances, the industry does not have the benefit of significant regulatory or judicial interpretation. Moreover, our business is impacted not only by those laws and regulations that are directly applicable to us, but also by certain laws and regulations that are applicable to our managed care and other clients. If we fail to comply with the laws and regulations directly applicable to our business, we could suffer civil and/or criminal penalties, and we could be excluded from participating in Medicare, Medicaid and other federal and state healthcare programs, which would have an adverse impact on our business.

Professional Licensure

Pharmacists, nurses and certain other healthcare professionals employed by us are required to be individually licensed or certified under applicable state law. We perform criminal, government exclusion and other background checks on employees and take steps to ensure that our employees possess all necessary licenses and certifications, and we believe that our employees comply, in all material respects, with applicable licensure laws.

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

Laws enforced by the United States Drug Enforcement Administration (“DEA”), as well as some similar state agencies, require our pharmacy locations to individually register in order to handle controlled substances, including prescription pharmaceuticals. A separate registration is required at each principal place of business where we dispense controlled substances. Federal and state laws also require that we follow specific labeling, reporting and record-keeping requirements for controlled substances. We maintain DEA registrations for each of our facilities that require such registration and follow procedures intended to comply with all applicable federal and state requirements regarding controlled substances.

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

Fraud and Abuse Laws—Anti-Kickback Statute

The federal Anti-Kickback Statute prohibits individuals and entities from knowingly and willfully paying, offering, receiving, or soliciting money or anything else of value in order to induce the referral of patients or to induce a person to purchase, lease, order, arrange for, or recommend services or goods covered by Medicare, Medicaid or other government healthcare programs. The federal courts have held that an arrangement violates the Anti-Kickback Statute if any one purpose of the remuneration is to induce the referral of patients covered by the Medicare or Medicaid programs, even if another purpose of the payment is to compensate an individual for rendered services. The Anti-Kickback Statute is broad and potentially covers many standard business arrangements. Violations can lead to significant penalties, including criminal fines of up to $25,000 per violation and/or five years imprisonment, civil monetary penalties of up to $50,000 per violation plus treble damages, and/or exclusion from participation in Medicare, Medicaid and other federal government healthcare programs. In an effort to clarify the conduct prohibited by the Anti-Kickback Statute, the Office of the Inspector General of the United States Department of Health and Human Services published regulations that identify a limited number of safe harbors. Business arrangements that satisfy all of the elements of a safe harbor are immune from criminal enforcement or civil administrative actions. The Anti-Kickback Statute is an intent-based statute and the failure of a business relationship to satisfy all of the elements of a safe harbor does not, in and of itself, mean that the business relationship violates the Anti-Kickback Statute. The Office of the Inspector General, in its commentary to the safe harbor regulations, has recognized that many business arrangements that do not satisfy a safe harbor nonetheless operate without the type of abuses the Anti-Kickback Statute is designed to prevent. We attempt to structure our business relationships to satisfy an applicable safe harbor. However, in those situations where a business relationship does not fully satisfy the elements of a safe harbor, or where no safe harbor exists, we attempt to satisfy as many elements of an applicable safe harbor as possible. The Office of the Inspector General is authorized to issue advisory opinions regarding the interpretation and applicability of the Anti-Kickback Statute, including whether an activity constitutes grounds for the imposition of civil or criminal sanctions. We have sought advisory opinions regarding future business relationships prior to execution, and may do so in the future.

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

Fraud and Abuse Laws—False Claims Act

We are subject to state and federal laws that govern the submission of claims for reimbursement. These laws generally prohibit an individual or entity from knowingly and willfully presenting a claim or causing a claim to be presented for payment from a federal healthcare program that is false or fraudulent. The standard for “knowing and willful” may include conduct that amounts to a reckless disregard for the accuracy of information presented to payors. Penalties under these statutes include substantial civil and criminal fines, exclusion from the Medicare or Medicaid programs and imprisonment. One of the most prominent of these laws is the federal False Claims Act, which may be enforced by the federal government directly or by a private plaintiff by filing a qui tam lawsuit on the government’s behalf. Under the False Claims Act, the government and private plaintiffs, if any, may recover monetary penalties in the amount of $5,500 to $11,000 per false claim, as well as an amount equal to three times the amount of damages sustained by the government as a result of the false claim. A number of states, including states in which we operate, have adopted their own false claims statutes as well as statutes that allow individuals to bring qui tam actions. In recent years, federal and state government authorities have launched several initiatives aimed at uncovering practices that violate false claims or fraudulent billing laws, and they have conducted numerous investigations of pharmaceutical manufacturers, PBMs, pharmacies and health care providers with respect to false claims, fraudulent billing and related matters. We believe that we have procedures in place to ensure the accuracy of our claims.

Ethics in Patient Referrals Law—Stark Law

The federal Stark Law generally prohibits a physician from making referrals for certain Designated Health Services, reimbursable by Medicare or Medicaid, to entities with which the physician or an immediate family member has a financial relationship, unless an exception applies. A financial relationship is generally defined as an ownership, investment or compensation relationship. Designated Health Services include, but are not limited to, outpatient pharmaceuticals, parenteral and enteral nutrition products, home health services, durable medical equipment, physical and occupational therapy services, and inpatient and outpatient hospital services. Among other sanctions, a civil monetary penalty of up to $15,000 may be imposed for each bill or claim for a service a person knows or should know is for a service for which payment may not be made due to the Stark Law. Such persons or entities are also subject to exclusion from the Medicare and Medicaid programs. Any person or entity participating in a circumvention scheme to avoid the referral prohibitions is liable for a civil monetary penalty of up to $100,000. A $10,000 fine may be imposed for failure to comply with reporting requirements regarding an entity’s ownership, investment and compensation arrangements for each day for which reporting is required to have been made under the Stark Law.

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

HIPAA and Other Privacy and Confidentiality Legislation

Our activities involve the receipt, use and disclosure of confidential health information, including disclosure of the confidential information to a customer’s health benefit plan, as permitted in accordance with applicable federal and state privacy laws. In addition, we use and disclose de-identified data for analytical and other purposes. Many state laws restrict the use and disclosure of confidential medical information, and similar new legislative and regulatory initiatives are underway at the state and federal level.

HIPAA imposes extensive requirements on the way in which healthcare providers that engage in certain actions covered by HIPAA, as well as healthcare clearinghouses (each known as “covered entities”) and the persons or entities that create, receive, maintain, or transmit protected health information (“PHI”) on behalf of covered entities (known as “business associates”) and their use, disclosure and safeguarding of PHI, including requirements to protect the integrity, availability and confidentiality of electronic PHI. Many of these obligations were expanded under the Health Information Technology for Economic and Clinical Health Act (“HITECH”), passed as part of the American Recovery and Reinvestment Act of 2009. In January 2013, the Office for Civil Rights of the U.S. Department of Health and Human Services (“HHS”) issued a final rule under HITECH that makes significant changes to the privacy, security, breach notification and enforcement regulations promulgated under HIPAA (the “Final Omnibus Rule”), and which generally took effect in September 2013. The Final Omnibus Rule enhances individual privacy protections, provides individuals new rights to their health information and strengthens the government’s ability to enforce HIPAA.

The privacy regulations (the “Privacy Rule”) issued by the Office of Civil Rights pursuant to HIPAA give individuals the right to know how their PHI is used and disclosed, as well as the right to access, amend and obtain information concerning certain disclosures of PHI. Covered entities, such as pharmacies and health plans, are required to provide a written Notice of Privacy Practices to individuals that describes how the entity uses and discloses PHI, and how individuals may exercise their rights with respect to their PHI. For most uses and disclosures of PHI other than for treatment, payment, healthcare operations and certain public policy purposes, HIPAA generally requires that covered entities obtain a valid written individual authorization. In most cases, use or disclosure of PHI must be limited to the minimum necessary to achieve the purpose of the use or disclosure. The Final Omnibus Rule modifies the content of Notice of Privacy Practices in significant ways, requiring, among other things, statements informing individuals of their rights to receive notifications of any breaches of unsecured PHI and to restrict disclosures of PHI to a health plan where the individual pays out of pocket.

We are a covered entity under HIPAA in connection with our operation of specialty service pharmacies. To the extent that we provide services other than as a covered entity and we perform a function or activity, or provide a service to, a covered entity that involves PHI, the covered entity may be required to enter into a business associate agreement with us. Business associate agreements mandated by the Privacy Rule create a contractual obligation for us, as a business associate, to perform our duties for the applicable covered entity in compliance with the Privacy Rule. In addition, HITECH subjects us to certain aspects of the Privacy Rule and the HIPAA security regulations when we act as a business associate, including imposing direct liability on business associates for impermissible uses and disclosures of PHI and the failure to disclose PHI to the covered entity, the individual or the individual’s designee (as specified in the business associate agreement), as necessary to satisfy a covered entity’s obligations with respect to an individual’s request for an electronic copy of PHI. The Final Omnibus Rule also extends the business associate provisions of the HIPAA Rules to subcontractors where the function, activity or service delegated by the business associate to the subcontractor involves the creation, receipt, maintenance or transmission of PHI. As such, business associates are required to enter into business associate agreements with subcontractors for services involving access to PHI and may be subject to civil monetary penalties for the acts and omissions of their subcontractors.

Importantly, the Final Omnibus Rule greatly expands the types of product- and service-related communications to patients or enrollees that will require individual authorizations by requiring individual authorization for all treatment and health care operations communications where the covered entity receives payment in exchange for the communication from or on behalf of a third-party whose product or service is being described. While the Office of Civil Rights has established limited exceptions to this rule where individual authorization is not required, the marketing provisions finalized in the Final Omnibus Rule could potentially have an adverse impact on our business and revenues.

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

The transactions and code sets regulation promulgated under HIPAA requires that all covered entities that engage in certain electronic transactions, directly or through a third-party agent, use standardized formats and code sets. We, in our role as a business associate of a covered entity, must conduct such transactions in accordance with such transaction rule and related regulations that require the use of operating rules in connection with HIPAA transactions. We, in our role as a specialty pharmacy operator, must also conduct such transactions in accordance with such regulations or engage a clearinghouse to process our covered transactions. HHS promulgated a National Provider Identifiers (“NPI”) Final Rule that requires covered entities to utilize NPIs in all standard transactions. NPIs replaced National Association of Boards of Pharmacy numbers for pharmacies, Drug Enforcement Agency numbers for physicians, and similar identifiers for other health care providers for purposes of identifying providers in connection with HIPAA standard transactions. Covered entities may be excluded from federal health care programs for violating these regulations.

The security regulations issued pursuant to HIPAA mandate the use of administrative, physical and technical safeguards to protect the confidentiality of electronic PHI. Such security rules apply to covered entities and business associates.

We must also comply with the “breach notification” regulations, which implement provisions of HITECH. In the case of a breach of “unsecured PHI,” covered entities must promptly notify affected individuals and the HHS Secretary, as well as the media in cases where a breach affects more than 500 individuals. Breaches affecting fewer than 500 individuals must be reported to the HHS Secretary on an annual basis. The regulations also require business associates of covered entities to notify the covered entity of such breaches by the business associate.

Final regulations governing the accounting of disclosures are forthcoming. The applicable proposed rule, if finalized, would require covered entities to develop systems to monitor and record: (1) which of their employees and business associates access an individual’s electronic PHI contained in a designated record set; (2) the time and date access occurs; and (3) the action taken during the access session (e.g., modification, deletion, viewing). The final regulations could impose significant burdens on covered entities and business associates.

The Health Care Reform Laws require the HHS Secretary to develop new health information technology standards that could require changes to our existing software products. For example, the statute requires the establishment of interoperable standards and protocols to facilitate electronic enrollment of individuals in federal and state health and human services programs and provides the government with authority to require incorporation of these standards and protocols in health information technology investments as a condition of receiving federal funds for such investments.

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

Medicare Part D

The Medicare Part D program, which makes prescription drug coverage available to eligible Medicare beneficiaries, regulates various aspects of the provision of Medicare drug coverage, including enrollment, formularies, pharmacy networks, marketing and claims processing. The Centers for Medicare & Medicaid Services (“CMS”) imposed restrictions and consent requirements for automatic prescription delivery programs, and further limited the circumstances under which Medicare Part D plans may recoup payments to pharmacies for claims that are subsequently determined not payable under Medicare Part D. CMS sanctions for non-compliance may include suspension of enrollment and even termination from the program.

The Medicare Part D program has undergone significant legislative and regulatory changes since its inception. Medicare Part D continues to attract a high degree of legislative and regulatory scrutiny, and applicable government rules and regulations continue to evolve. For example, CMS may issue regulations that limit the ability of Medicare Part D plans to establish preferred pharmacy networks. Accordingly, it is possible that legislative and regulatory developments and regulatory oversight could materially affect our Medicare Part D business or profitability.

Health Reform Legislation

Congress passed major health reform legislation, including the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (the “Health Reform Laws”). This legislation affects virtually every aspect of health care in the country. In addition to establishing the framework for every individual to have health coverage beginning in 2014, the Health Reform Laws enacted a number of significant health care reforms. While not all of these reforms affect our business directly, many affect the coverage and plan designs that are or will be provided by many of our health plan clients. As a result, these reforms could indirectly impact many of our services and business practices, and, in many other cases, directly impact our services and business practices. Given that certain regulations implementing the Health Reform Laws are still being finalized and that ongoing sub-regulatory guidance is still being issued, there is considerable uncertainty as to its full impact on our Company.

Managed Care Reform

In addition to health reforms enacted by the Health Reform Laws, proposed legislation has been considered at the state level, and legislation has been enacted in several states, aimed primarily at providing additional rights and access to drugs to individuals enrolled in managed care plans. This legislation may impact the design and implementation of prescription drug benefit plans sponsored by our PBM health plan clients and/or the services we provide to them. Both the scope of the managed care reform proposals considered by state legislatures and reforms enacted by states to date vary greatly, and the scope of future legislation that may be enacted is uncertain.

Accreditations

We have and maintain the following accreditations:

•                  Accreditation Commission for Health Care — Effective July 21, 2011, we hold both a pharmacy infusion and a DMEPOS accreditation from the Accreditation Commission for Health Care. Under such accreditation, the Accreditation Commission for Health Care reviews and assesses our activities as a pharmacy and a DMEPOS supplier for external infusion pumps and supplies. Areas of focus include infusion pharmacy business, infusion pharmacy continuum of care, intravenous drug mixture preparation, administration, therapy monitoring, and client/patient counseling and education, among other aspects of our business.

•                  American Society of Health-System Pharmacists — Effective June 20, 2012, we hold a post-graduate year one pharmacy residency accreditation from the American Society of Health-System Pharmacists. The American Society of Health-System Pharmacists reviews and evaluates our residency training program against established criteria to ensure the pharmacy residents are properly trained. The American Society of Health-System Pharmacists is a nationally recognized non-profit pharmacy association that has been accrediting pharmacy residency programs for over 50 years.

•                  URAC — Effective January 1, 2013, we hold a URAC specialty pharmacy accreditation, a nationally recognized and rigorous accreditation that includes a thorough review of documentation, an on-site survey for verifying compliance standards, and final review by the URAC accreditation and executive committees.

•                  National Association of Boards of Pharmacy — Effective May 13, 2013, we are a verified-accredited wholesale distributor. This accreditation is designed for compliance with state and federal laws, and for purposes of preventing counterfeit drugs from entering into the United States, and to protect patients from below quality drug distribution by employing security and best practice standards for wholesale drug distribution. Effective July 23, 2012, we became a National Association of Boards of Pharmacy accredited DMEPOS provider.

•                  Verified Internet Pharmacy Practice Sites — We hold a Verified Internet Pharmacy Practice Sites accreditation, effective January 7, 2015 through January 6, 2018, from National Association of Boards of Pharmacy. Verified Internet Pharmacy Practice Sites accreditation certifies that we comply with the licensing and inspection requirements of our state and each state to which we dispense pharmaceuticals. In addition, displaying the Verified Internet Pharmacy Practice Sites seal demonstrates National Association of Boards of Pharmacy compliance with Verified Internet Pharmacy Practice Sites criteria including patient rights to privacy, authentication and security of prescription orders, adherence to a recognized quality assurance policy, and provision of meaningful consultation between patients and pharmacists.

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

Employees

As of December 31, 2015, we employed 1,565 persons on a full-time basis and 102 persons on a part-time basis. In addition, of our employees, 1,156 were corporate personnel and 511 were clinically focused. The majority of our part-time employees are clinicians due to the nature and timing of the services we provide. None of our employees are covered by collective bargaining agreements.

Executive Officers of the Registrant

The following table sets forth information regarding our executive officers (ages as of December 31, 2015):

Name	Age	Position
Philip R. Hagerman	63	Chief Executive Officer, Chairman of the Board of Directors
Sean M. Whelan	45	Chief Financial Officer, Secretary/Treasurer, Director
Gary W. Kadlec	67	President, Director
Atheer A. Kaddis	47	Executive Vice President — Sales and Strategic Alignment

Philip R. Hagerman, RPh, has served as our Chief Executive Officer, a director and the Chairman of the Board of Directors since 1991. Mr. Hagerman co-founded the Company with his father in 1975.

Sean M. Whelan, CPA, has served as our Chief Financial Officer since December 2010, our Secretary and Treasurer since January 2012, and a director since February 2012. Prior to joining Diplomat, from 2007 to 2010, he served as Chief Financial Officer of InfuSystem Holdings, Inc. (INFU), a publicly traded healthcare services company located in Madison Heights, Michigan. While there, Mr. Whelan played an instrumental role in ensuring InfuSystem’s success in diverse areas such as profitable revenue growth, capital markets, debt raising, and acquisition and integration. He also oversaw the Information Technology and Human Resources organizations during periods of rapid growth. Prior to joining InfuSystem, from 1996 through 2007, Mr. Whelan held senior finance positions with Ford Motor Company, including service as accounting director for Automotive Components Holdings, LLC, a Ford subsidiary, where he had direct oversight, and financial and divestiture responsibility for the $5.0 billion entity.

Gary W. Kadlec has served as our President since June 2012, and as a director since February 2013. From 2004 through 2007, Mr. Kadlec was the Chief Operating Officer, and from 2007 to 2011, the Chief Executive Officer and President, of excelleRx, an Omnicare company based in Philadelphia, Pennsylvania, specializing in medication therapy management. Mr. Kadlec fulfilled a one-year non-compete commitment to excelleRx/Omnicare before joining Diplomat. Prior to his time at excelleRx, Mr. Kadlec served as President of Specialized Pharmacy Services in Livonia, Michigan from 1976 until it was acquired by Omnicare, Inc. in 1995. Mr. Kadlec then served as Regional and then Senior Regional Vice President of Omnicare until 2004.

Atheer A. Kaddis, PharmD, has served as our Executive Vice President, Sales and Strategic Alignment, since February 2016. Dr. Kaddis previously served as the Company’s Senior Vice President, Sales and Business Development, from July 2012 to February 2016, Vice President, Managed Markets, from October 2007 to July 2012, and as a director of the Company from February 2013 to October 2015. Before joining Diplomat, from April 2000 to October 2007, Dr. Kaddis served as Director of Pharmacy Services Clinical at Blue Cross Blue Shield of Michigan, where his responsibilities included formulary development, clinical program development, utilization management programs, specialty pharmacy programs, and pay for performance programs. His other prior experience includes service as a staff pharmacist at William Beaumont Hospital, a clinical oncology specialist at Grace Hospital, a Clinical Program Manager for the Ford Motor Company account at Blue Cross Blue Shield of Michigan and an Associate Director in Clinical Account Management at Merck-Medco (now part of Express Scripts).

Available information

Our Internet address is www.diplomat.is and our investor relations website is located at http://ir.diplomat.is. We make available free of charge on our investor relations website under the heading “Financial and Filings” our Annual Reports on 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports as soon as reasonably practicable after such materials are electronically filed with (or furnished to) the SEC. Information contained on our websites is not incorporated by reference into this Annual Report on Form 10-K. In addition, the SEC maintains an Internet site, www.sec.gov, that includes filings of and information about issuers that file electronically with the SEC.

ITEM 1.A.  RISK FACTORS

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

The specialty pharmacy industry is growing and evolving rapidly. Any significant shifts in the structure of the specialty pharmacy industry or the healthcare products and services industry in general could alter the industry dynamics and adversely affect our ability to attract or retain customers. These changes or trends could result from, among other things, a large intra- or inter-industry merger, a new entrant in the specialty pharmacy business, changes in the pricing or distribution model for specialty drugs, a slowdown in the biotechnology pharmaceutical pipeline in our areas of expertise, consolidation of shipping carriers or the necessary changes or unintended consequences of the Health Reform Laws or future regulatory changes. Our failure to anticipate or appropriately adapt to any of these changes or trends, none of which are within our control, could have a significant negative impact on our competitive position and materially adversely affect our business.

Significant and increasing pressure from third-party payors to limit reimbursements and the impact of high cost specialty drugs could materially adversely impact our profitability, results of operations and financial condition.

The continued efforts of health maintenance organizations, managed care organizations, PBMs, government programs (such as Medicare, Medicaid and other federal and state funded programs) and other third-party payors to limit pharmacy reimbursements may adversely impact our profitability. While manufacturers have increased the price of drugs, payors have generally decreased reimbursement rates as a percentage of drug cost. We expect pricing pressures from third-party payors to continue given the high and increasing costs of specialty drugs. Given the significant competition in the industry, we have limited bargaining power to counter payor demands for reduced reimbursement rates. If a significant number of patients cannot afford to cover the portions of specialty drug costs not covered by payors as a result of limited reimbursements, and we are unable to find other sources of funding for such patients, those patients may not fill their prescriptions and our revenues and business could be adversely affected.

In response to rising specialty drug prices, payors may also demand that we provide additional services, enhanced service levels and other cost savings to help mitigate the increase in drug costs. Additional services with minimal or no service fees would adversely impact our profitability. Since data-management technology and software make it challenging for us to prove specific cost savings to payors, we may be unable to demand additional service fees to offset the cost of additional services. Our inability or failure to demonstrate cost efficiencies could adversely impact a payor’s willingness to engage us, exclusively or at all, as a specialty pharmacy in the face of rising drug costs.

Changes in reimbursement rates from Medicare and Medicaid for the services we provide may cause our revenue and profitability to decline.

Reimbursement from government programs are subject to statutory and regulatory requirements, administrative rulings, interpretations of policy, implementation of reimbursement procedures, retroactive payment adjustments, governmental funding restrictions, changes to existing legislation and the enactment of new legislation, all of which may materially affect the amount and timing of reimbursement payments to us. Changes to the way Medicare and Medicaid pay for our services may reduce our revenue and profitability on services provided to Medicare and Medicaid patients and increase our working capital requirements.

Since its inception in 2006, Medicare Part D has resulted in increased utilization and decreased pharmacy gross margin rates as higher margin business, such as cash and state Medicaid customers, migrated to Medicare Part D coverage. Further, as a result of the Health Reform Laws and changes to Medicare Part D, such as the elimination in 2013 of the tax deductibility of the retiree drug subsidy payment received by sponsors of retiree drug plans, our PBM clients could decide to discontinue providing prescription drug benefits to their Medicare-eligible members. To the extent this occurs, the adverse effects of increasing customer migration into Medicare Part D may outweigh the benefits we realize from growth of our Medicare Part D business.

If our relationship with any of our key pharmaceutical manufacturers deteriorates, or if we are unable to create new significant relationships with other pharmaceutical manufacturers, we could lose all or a significant portion of our access to existing and future specialty drugs.

In recent years, an increasing number of pharmaceutical manufacturers have attempted to significantly limit the number of pharmacies that may dispense their drugs. Out of a total of approximately 60,000 traditional and specialty pharmacies, these manufacturers increasingly limit access to their drugs to anywhere from one to 20 specialty pharmacies, to ensure they can manage a drug’s rollout, obtain real time data and confirm the unique patient population’s receipt of the necessary services and support to remain adherent. There are a number of limited distribution drugs to which we do not have access. In addition to directly providing significant revenues, access to limited distribution drugs provides us with significant competitive advantages in developing relationships with payors and physicians, and our failure to continue obtaining access to new limited distribution pharmaceuticals or losing our current access could have a material and adverse impact on our business.

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

Our contracts with pharmaceutical manufacturers and wholesalers are generally for three years and are terminable on reasonably short notice by either party before or after the contract term. In addition, our contracts with wholesalers provide for purchase money security interests in products sold. If several of these contractual relationships are terminated or materially altered by the pharmaceutical manufacturers or wholesalers or we are otherwise unable to renew these contracts or enter into similar contracts on favorable terms, we could lose a major source of the pharmaceuticals we dispense.

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

There are a significant number of competitors that provide one or more comprehensive services, including distribution, with respect to specialty pharmacy drugs, some of whom have greater resources than we do, including: PBMs; retail pharmacy chains and independent retail pharmacies; health plans; national, regional and niche specialty pharmacies; home and specialty infusion therapy companies; physician practices and hospital systems; and group purchasing organizations.

We are currently the largest independent specialty pharmacy in the U.S., with an approximate 3% overall market share (based on 2015 revenues from pharmacy-dispensed specialty drugs). The three leading specialty pharmacies, which operate as divisions within each of Express Scripts, CVS Caremark and Walgreens, have significantly greater market share, resources and purchasing power than we do. Express Scripts and CVS Caremark also benefit from their services as PBMs to a number of healthcare organizations, and CVS Caremark and Walgreens also benefit from their retail and urgent care locations. As we increase in scale and market share, we expect more direct competition for certain drugs, payor and patient access, and services from these three companies.

Further, a number of other traditional pharmacies with significant resources are attempting to build, acquire or partner with specialty pharmacies due to the double-digit growth anticipated in spending on specialty prescription drugs compared to flat to low-single digit growth in spending on traditional prescription drugs. There are also many smaller specialty pharmacies and other entities in the healthcare industry that provide limited specialty pharmacy services; while such entities presently compete with us to a lesser extent, they may be able to invest significant resources, through acquisition or otherwise, to compete with us on a larger scale.

Moreover, many of the retail pharmacies to which we provide patient management services may in the future acquire a competing specialty pharmacy business or start their own specialty pharmacy business and thereby become our competitors. In addition, many of our PBM customers have their own specialty pharmacy businesses, and to the extent certain of our products can be obtained internally, these customers could reduce or cease to do business with us. Our failure to maintain and expand relationships with payors and PBM companies, who can effectively determine the pharmacy source for their members, could materially and adversely affect our competitive position and prospects.

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

Organic growth has been paramount since we were founded, but we completed four important acquisitions in recent years. In December 2013, we acquired AHF, which provides specialty drugs and infusion services for bleeding disorders, principally hemophilia. In June 2014, we acquired MedPro, a specialty pharmacy focused on specialty infusion including hemophilia and immune globulin. In April 2015, we acquired BioRx, a highly specialized pharmacy and infusion services company that provides treatments for patients with ultra-orphan and rare, chronic diseases. In June 2015, we acquired Burman’s, a provider of individualized patient care with a primary focus on hepatitis C.

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

•                  diversion of management’s attention and other resources from current operations, including potential strain on financial and managerial controls and reporting systems and procedures;

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

Our lack of historical experience with acquisitions makes the foregoing risks especially applicable to us.

We will continue to review strategic acquisition opportunities that will enhance our market position, expand our expertise and drug access, add value to our constituents and/or provide sufficient synergies. Strategic transactions, including the pursuit of such transactions, often require significant up-front costs and require significant resources and management attention. These significant up-front costs relate to the assessment, due diligence, negotiation and execution of the transaction. We may also incur additional costs to retain key employees as well as transaction fees and costs related to executing our integration plans.

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

Many healthcare industry participants are consolidating to create integrated healthcare delivery systems with significant market power and we expect such trend to continue. As provider networks and managed care organizations consolidate, thereby decreasing the number of market participants, competition to provide products and services like ours will become more intense, and the importance of establishing relationships with key industry participants will become greater. In addition, industry participants may try to use their increased market power to negotiate price reductions for our products and services. We expect that market demand, government regulation, third party reimbursement policies and societal pressures will continue to cause the healthcare industry to evolve, potentially resulting in further business consolidations and alliances among the industry participants with whom we engage. If we are forced to reduce prices as a result of either an imbalance of market power or decreased demand for our products, revenue would be reduced and we could become significantly less profitable.

Our future success depends upon our ability to maintain and manage our rapid growth. If we are unable to manage our growth effectively, we may incur unexpected expenses and be unable to meet the demands of our customers and other constituents.

Over the past several years our business has grown significantly, and we aim to continue to expand the scope of our operations, both organically and through strategic acquisitions. Growth in our operations will place significant demands on our management, financial and other resources. We cannot be certain that our current systems, procedures, controls and space will adequately support expansion of our operations, and we may be unable to expand or upgrade our systems or infrastructure to accommodate future growth. Our future operating results will depend on the ability of our management and key employees to successfully maintain our independence and corporate culture, preserve the effectiveness of our high-touch patient care model, manage changing business conditions and implement and improve our technical, administrative, financial control and reporting systems. Our inability to finance future growth, manage future expansion, or hire and retain the personnel needed to manage our business successfully could have a material adverse effect on our business and prospects.

We generate a significant amount of revenue from certain specialty drugs we dispense.

Our three largest revenue producing specialty drugs we dispense represented 30%, 28% and 35% of our revenues in 2015, 2014 and 2013, respectively, and our ten largest revenue producing specialty drugs we dispense represented 55%, 54% and 57% of our revenues in 2015, 2014 and 2013, respectively. In the event that the use of these specialty drugs were to decline due to clinical ineffectiveness or as a result of the introduction of more effective alternatives, and we are unable to obtain access to high growth alternative specialty drugs, our revenues would be adversely affected. Loss of revenues from our three largest revenue producing specialty drugs without access to alternative high growth specialty drugs could have a material adverse effect on our revenues in the short term.

We receive a significant amount of prescription drugs from one wholesaler and one manufacturer. The loss of either of these relationships could disrupt our business and adversely impact our revenues for one or more fiscal quarters.

Specialty drug purchases from AmerisourceBergen, a drug wholesaler, and Celgene, a pharmaceutical manufacturer, represented 50% and 12%, respectively, of cost of goods sold in 2015, 57% and 15%, respectively, of cost of goods sold in 2014, and 58% and 19%, respectively, of cost of goods sold in 2013. Our amended contract with AmerisourceBergen expires September 30, 2017, and can be terminated by, among other things, either party’s material breach that continues for 30 days. The amended contract also commits us to a minimum purchase obligation per contract year of approximately $1.8 billion. Failure to meet this minimum would result in significant additional expense without corresponding revenues. The agreement also provides for negotiated discounts that differ by drug classification, and any permitted reclassification of products by AmerisourceBergen to a lower discount category could have an adverse impact on our gross profit. In addition, AmerisourceBergen has a long term relationship with one of the largest specialty pharmacy companies in the country, which could adversely impact our relationship with AmerisourceBergen. Our significant competitors may obtain better discounts from AmerisourceBergen or other wholesalers, which could impair our competitiveness.

Our amended agreement with Celgene expires June 30, 2017, and can be terminated by either party without cause upon 90 days prior written notice, or earlier in the event of a material breach. Unlike the specialty drugs we purchase from AmerisourceBergen, the specialty drugs we purchase from Celgene are not available from any other source.

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

Security breaches or other failures or disruptions of our information technology systems, our information security systems and our infrastructure to support our business and to protect the privacy and security of sensitive customer and business information could materially adversely affect our business.

Many aspects of our operations are dependent on our communications and information systems and the information collected, processed, stored and handled by these systems. Throughout our operations, we receive, retain and transmit certain highly confidential information, including personal health information, personally identifiable information and other data that our customers and other constituents provide to purchase products or services, enroll in programs or services, register on our websites, interact with our personnel or otherwise communicate with us. In addition, for these operations, we depend in part on the secure transmission of confidential information over public networks. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Although we have not historically experienced a major systems failure or security breach, our information systems are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, and security breaches including credit card information breaches, vandalism, catastrophic events and human error. Like most companies that conduct business in part over the internet, we rely on the availability and connectivity of the internet, which is out of our control.

A compromise of our information security controls or those of the businesses with whom we interact, which results in confidential information being accessed, obtained, damaged, or used by unauthorized or improper persons, could harm our reputation and expose us to regulatory actions and claims from patients, physicians and other persons, any of which could adversely affect our business, brands, financial position and results of operations. Moreover, a data security breach could require that we expend significant resources related to our information systems and infrastructure, subject us to investigations by various state or federal authorities, and distract management and other key personnel from performing their primary operational duties. Additionally, while certain data security breaches might not result in a material adverse effect on our business operations, breaches involving the exfiltration or unauthorized access to personally identifiable information of patients or other individuals can significantly impact such individuals, resulting in a loss of confidence in, or goodwill of, the Company. If our information systems are damaged, fail to work properly or otherwise become unavailable, we may incur substantial costs to remediate, repair or replace them, and we may experience a loss of critical information, customer disruption and interruptions or delays in our ability to perform essential functions and implement new and innovative services. In addition, compliance with changes in privacy and information security laws and standards may result in considerable expense due to increased investment in technology and the development of new operational processes. See also “Risks Related to Federal and State Laws and Regulations — Our business operations involve the substantial receipt and use of confidential health information concerning individuals. A failure to adequately protect such information may harm our reputation and subject us to significant liabilities, each of which could have a material adverse effect on our business.”

Our failure to maintain significant relationships or build new relationships with clinical experts and key thought leaders at U.S. physician groups and universities could result in a loss of existing patients, future referrals on existing and future drugs and pharmaceutical industry data and could materially adversely impact our business and prospects.

We have developed significant relationships with clinical experts and key opinion leaders at physician groups and universities throughout the U.S. who are focused on oncology, immunology, hepatitis, multiple sclerosis and specialized infusion therapy, involved in significant research projects related to specialty drugs, and who are high-volume prescribers of specialty drugs. Our failure to provide quality and timely services to such persons and their patients could impair our relationship, which could result in a loss of existing patients, future referrals on existing and future drugs and pharmaceutical industry data (including the anticipated drug pipeline) and therefore materially adversely impact our business and prospects.

A disruption in our operations could hurt our relations with our constituents and significantly impact our results of operations.

Our business is dependent on a number of different operations, products and processes, many of which involve third parties. A disruption in our business operations could result from, among other things, contamination of drugs or a failure to maintain appropriate shipment and storage conditions (such as temperature), an error in order processing, the unavailability of services provided by our suppliers, vendors or shipping carriers, labor strikes, or unanticipated disruptions at our dispensing facilities, call centers, data centers or corporate facilities. Such disruptions or our failure to implement adequate business continuity and disaster recovery strategies could, temporarily or indefinitely, significantly reduce, or partially or totally eliminate our ability to process and dispense prescriptions and provide products and services to our partners, which could have a material adverse effect on our business and results of operations.

We are highly dependent on our senior management and key employees. Competition for our employees is intense, and we may not be able to attract and retain the highly skilled employees that we need to support our business and our anticipated future growth.

Our success largely depends on the skills, experience, and continued efforts of our management. In particular, our co-founder, Chief Executive Officer and Chairman of the Board of Directors, Philip Hagerman, has led our company throughout its more than 40-year history. Further, we intend to grow the business significantly, which will depend on our ability to continue to attract, motivate and retain highly qualified individuals in key management, pharmacist, nursing and similar roles. Competition for senior management and other key personnel is intense, and the pool of suitable candidates is limited. In addition, the realization of the expected benefits from our recent, and potentially future, acquisitions will depend to some extent on our ability to retain key employees from the entities we have acquired or may acquire in the future. If we lose the services of one or more of our key employees, we may not be able to find a suitable replacement and our business could be materially adversely affected.

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

If we fail to maintain effective internal control over financial reporting, our ability to produce accurate and timely financial statements could be impaired, which could adversely affect investor views of us and the value of our common stock.

As a public company, we are required to document and test our internal control over financial reporting in order to satisfy the requirements of Section 404 of Sarbanes-Oxley, which requires annual management assessments of the effectiveness of our internal control over financial reporting along with a report by our independent registered public accounting firm that addresses the effectiveness of internal control over financial reporting. Testing and maintaining internal control can divert our management’s attention from other matters that are also important to the operation of our business. The imposition of these regulations has increased, and may continue to increase, our legal and financial compliance costs and make some activities more difficult, time consuming and costly. We may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404. If we are unable to conclude that we have effective internal control over financial reporting, investors could lose confidence in our reported financial information, which would likely have a negative effect on the trading price of our common stock. In addition, if we do not maintain effective internal controls, we may not be able to accurately report our financial information on a timely basis, which could harm the trading price of our common stock, could lead to regulatory sanctions from the SEC, result in the breach of covenants in our credit facilities or of any preferred equity or debt securities we may issue in the future, impair our ability to raise additional capital, or jeopardize our continued listing on the New York Stock Exchange or any other stock exchange on which our common stock may be listed.

Any debt service obligations will reduce the funds available for other business purposes, and the terms and covenants relating to our current and future indebtedness could adversely impact our financial performance and liquidity.

As of December 31, 2015, we had $117 million in debt outstanding under our term loan. As of such date, we could incur up to an additional $167 million in indebtedness under our revolving line of credit. To the extent we incur significant debt in the future for acquisitions, capital expenditures, working capital or otherwise, we will be subject to risks typically associated with debt financing, such as insufficient cash flow to meet required debt service payment obligations and the inability to refinance existing indebtedness.

In addition, our amended credit facility contains covenants requiring us to, among other things, provide financial and other information reporting, provide notice upon certain events and maintain cash management arrangements. These covenants also place restrictions on our ability to incur additional indebtedness, pay dividends or make other distributions, redeem or repurchase capital stock, make investments and loans and enter into certain transactions, including selling assets, engaging in mergers or acquisitions, or engaging in transactions with affiliates. If we fail to satisfy one or more of the covenants under our amended credit facility, we would be in default under the credit agreement, and may be required to repay such debt with capital from other sources or otherwise not be able to draw down against our line of credit. Under such circumstances, other sources of capital may not be available to us on reasonable terms or at all.

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

In order to encourage the development of drugs that might not otherwise be profitable for pharmaceutical companies, the FDA will occasionally grant certain drugs orphan status. When the FDA grants orphan status to a drug, it will not approve a second drug for the same treatment for a period of seven years unless the new drug is chemically different or clinically superior. Additionally, it is easier to gain marketing approval for an orphan drug, and there may be other financial incentives associated with the manufacturing and distribution of orphan drugs, such as extended exclusivity periods. Our business could be adversely affected by any challenges to or the expiration of a drug’s orphan status. The loss of such status, the approval of new drugs notwithstanding a drug’s orphan status or the development of drugs that are superior to the orphan drugs we dispense could result in additional competition and adversely impact our business and results of operations.

Our business would be harmed if the pharmaceutical industry reduces research, development and marketing of specialty drugs that are compatible with the services we provide.

Our business is highly dependent on continued research, development and marketing expenditures of pharmaceutical companies, and the ability of those companies to develop, supply and generate demand for specialty drugs that are compatible with the services we provide. Our business could be materially adversely affected if manufacturers fail to market and support existing drugs, research potential new treatments or develop new drugs. Our business could also be harmed by any governmental or private initiative that would alter how drug manufacturers promote or sell products and services.

We support hospitals that participate in the 340B Drug Pricing Program (“340B Program”). Recently, the 340B Program has faced increased scrutiny from Congress, federal agencies and pharmaceutical manufacturers. In light of the publication or proposed regulatory guidance and future changes to the 340B Program, the revenues we derive from hospital services could be adversely impacted.

Our hospital program supports hospitals that are 340B covered entities pursuant to which such hospitals are able to purchase certain specialty drugs from pharmaceutical manufacturers at a discount for dispensing to eligible patients. In cases where the covered entity treats an insured patient with a discounted specialty drug, the federal government or the patient’s private insurance routinely reimburses the entity for the full price of the medication, and the entity is able to retain the difference between the reduced price it pays for the drug and the full amount for which it is reimbursed. In recent years, this practice and other aspects of the 340B Program have come under increased scrutiny. In August 2015, the US Department of Health & Human Services (“HHS”) published proposed 340B program guidance (the “Proposed Guidance”). The Proposed Guidance relates to program eligibility and registration, eligibility of drugs for purchase under 340B, patient eligibility to receive 340B drugs, requirements for covered entities, arrangements for contract pharmacies, manufacturer responsibilities, rebate options for HIV drug assistance programs and program integrity. To address regulatory concerns with the risk of double discounting in the contract pharmacy setting, the Proposed Guidance provides that contract pharmacies will not dispense 340B drugs to certain Medicaid patients without a written agreement that describes a system to prevent duplicate discounts. In addition, the Proposed Guidance provides that (1) each covered entity is expected to conduct quarterly reviews and annual independent audits of each contract pharmacy location, and (2) any 340B Program violation detected through quarterly reviews or annual audits of a contract pharmacy should be disclosed to HHS.

Although we are not direct participants in the 340B Program and related services accounted for less than 0.1% of our revenues in each of the years ended December 31, 2015, 2014 and 2013, our involvement with hospitals that are covered entities could cause reputational harm as a result of increased controversy regarding the 340B Program. In addition, if hospitals decrease their utilization of the 340B Program, whether due to regulatory changes or increased scrutiny, such decrease would impact revenue from this business.

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

Most of our third-party licenses are non-exclusive. Our competitors may obtain the right to use any of the technology covered by these licenses and use the technology to attempt to compete more effectively with us. In addition, our use of third-party technologies exposes us to risks associated with the integration of components from various sources into our products, such as unknown software errors or defects or unanticipated incompatibility with our systems and technologies, or unintended infringement resulting from the combination of intellectual property rights. Further, we are dependent on our vendors’ continued support of the technology we use. If a vendor chooses to discontinue or is unable to support a licensed technology, we may not be able to modify or adapt our products to fit other available technologies in a timely manner, if at all.

We outsource certain operations of our business to third-party vendors, which could leave us vulnerable to data security failures of third parties.

From time to time, like many similarly situated companies, we outsource certain operations to third-party vendors in order to achieve efficiencies. Such outsourced functions include payment processing, data center hosting and management, facilities management, etc. Although we expect our business partners to maintain the same vigilance as we do with respect to data security, we cannot control the operations of these third parties. While we engage in certain actions to reduce the exposure resulting from outsourcing, vulnerabilities in the information security infrastructure of our business partners could make us vulnerable to attacks or disruptions in service.

Possible changes in industry pricing benchmarks.

It is possible that the pharmaceutical industry or regulators may evaluate and/or develop an alternative pricing reference to replace average wholesale price (“AWP”), which is the pricing reference used for many pharmaceutical purchase agreements, retail network contracts, specialty payor agreements and other contracts with third party payors in connection with the reimbursement of specialty drug payments. Future changes to the use of AWP or to other published pricing benchmarks used to establish pharmaceutical pricing, including changes in the basis for calculating reimbursement by federal and state health programs and/or other payors, could impact our pricing arrangements. The effect of these possible changes on our business cannot be predicted at this time.

Risks Related to Federal and State Laws and Regulations

We operate in a highly regulated industry and must comply with a significant number of complex and evolving requirements. Changes in state and federal government regulations could restrict our ability to conduct our business and cause us to incur significant costs.

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

Some of the healthcare laws and regulations that apply to our activities include:

•                  The federal “Anti-Kickback Statute” prohibits individuals and entities from knowingly and willfully paying, offering, receiving or soliciting money or anything else of value in order to induce the referral of patients or to induce a person to purchase, lease, order, arrange for, or recommend services or goods covered in whole or in part by Medicare, Medicaid or other government healthcare programs. The Anti-Kickback Statute is an intent-based statute and the failure of a business arrangement to satisfy all elements of a safe harbor will not necessarily render the arrangement illegal, but it may subject that arrangement to increased scrutiny by enforcement authorities. Any violation of the Anti-Kickback Statute can lead to significant penalties, including criminal penalties, civil fines and exclusion from participation in Medicare and Medicaid.

•                  The “Stark Law” prohibits physicians from making referrals to entities with which the physicians or their immediate family members have a “financial relationship” (i.e., an ownership, investment or compensation relationship) for the furnishing of certain Designated Health Services that are reimbursable under Medicare. The Stark Law is a broad prohibition on certain business relationships, with detailed exceptions. However, unlike the Anti-Kickback Statute under which an activity may fall outside a safe harbor and still be lawful, a referral for Designated Health Services that does not fall within an exception is strictly prohibited by the Stark Law. A violation of the Stark Law is punishable by civil sanctions, including significant fines and exclusion from participation in Medicare and Medicaid.

•                  HIPAA and HITECH provide federal privacy protections for individually identifiable health information. See “Our business operations involve the substantial receipt and use of confidential health information concerning individuals. A failure to adequately protect any of this information could result in severe harm to our reputation and subject us to significant liabilities, each of which could have a material adverse effect on our business.” below.

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

Legislative or regulatory policies in the U.S. designed to manage healthcare costs or alter healthcare financing practices or changes to government policies in general may adversely impact our business and results of operations.

From time to time, legislative and/or regulatory proposals are made in the U.S. which seek to manage the cost of healthcare, including prescription drug cost. Such proposals include “single-payor” government funded healthcare, changes in reimbursement rates, restrictions on rebates and discounts, restrictions on access or therapeutic substitution, limits on more efficient delivery channels, taxes on goods and services, price controls on prescription drugs and other significant healthcare reform proposals. Further, more exacting regulatory policies and requirements specific to the specialty pharmacy sector may cause a rise in costs, labor and time to meet all such requirements. We are unable to predict whether any such policies or proposals will be enacted, or the specific terms thereof. Certain of these policies or proposals, if enacted, could have a material adverse impact on our business.

Our business operations involve the substantial receipt and use of confidential health information concerning individuals. A failure to adequately protect any of this information could result in severe harm to our reputation and subject us to significant liabilities, each of which could have a material adverse effect on our business.

Most of our activities involve the receipt or use of PHI concerning individuals. We also use aggregated and de-identified data for research and analysis purposes, and in some cases, provide access to such de-identified data to pharmaceutical manufacturers, payors and third-party data aggregators and analysts. We believe our de-identified data is proprietary and we expect our future operations will include additional services regarding the de-identified data we accumulate to take greater advantage of our relationships with data-driven pharmaceutical manufacturers.

There is substantial regulation at the federal and state levels addressing the use, disclosure and security of patient identifiable health information. At the federal level, HIPAA and the regulations issued thereunder impose extensive requirements governing the transmission, use and disclosure of health information by all participants in health care delivery, including physicians, hospitals, insurers and other payors. Many of these obligations were expanded under HITECH, passed as part of the American Recovery and Reinvestment Act of 2009. Failure to comply with standards issued pursuant to federal or state statutes or regulations may result in criminal penalties and civil sanctions. In addition to regulating privacy of individual health information, HIPAA includes several anti-fraud and abuse laws, extends criminal penalties to private health care benefit programs and, in addition to Medicare and Medicaid, to other federal health care programs, and expands the Office of Inspector General’s authority to exclude persons and entities from participating in the Medicare and Medicaid programs. Further, future regulations and legislation that severely restrict or prohibit our use of patient identifiable or other information could limit our ability to use information critical to the operation of our business. If we violate a patient’s privacy or are found to have violated any federal or state statute or regulation with regard to confidentiality or dissemination or use of PHI, we could be liable for significant damages, fines or penalties and suffer severe reputational harm, each of which could have a material adverse effect on our business, results of operations and prospects. These risks may become more prominent as we provide additional services related to our de-identified data.

Our business operations involve communication with patients, for which certain federal and state laws exist. Violations of these laws could result in substantial statutory penalties and other sanctions.

Certain federal and state laws, such as the Telephone Consumer Protection Act, give the Federal Trade Communication, Federal Communications Commission and state attorneys general the ability to regulate, and bring enforcement actions relating to, telemarketing practices and certain automated outbound contacts such as phone calls, texts or emails. Under certain circumstances, these laws may provide consumers with a private right of action. Violations of these laws could result in substantial statutory penalties and other sanctions.

Our business, financial position and operations could be adversely affected by environmental regulations, and health and safety laws and regulations applicable to our business.

Certain federal, state and local environmental regulations, and health and safety laws and regulations are applicable to our business, including the management of hazardous substances, storage and transportation of possible hazardous materials, and various other disclosure and procedure requirements that may be promulgated by the Occupational Safety and Health Administration or the Environmental Protection Agency that may apply to our operations. Violations of these laws and regulations could result in substantial statutory penalties, sanctions and, in certain circumstances, a private right of action by consumers, employees or the general public.

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

Risks Related to Governance Matters

Certain provisions of our corporate governance documents and Michigan law could discourage, delay or prevent a merger or acquisition at a premium price.

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

•                  requires unanimous consent for shareholders to take action by written consent without approval of the action by our Board;

•                  provide that shareholders seeking to present proposals before a meeting of shareholders or to nominate candidates for election as directors at a meeting of shareholders must provide advance notice in writing and also comply with specified requirements related to the form and content of a shareholder’s notice;

•                  require at least 80% supermajority shareholder approval to alter, amend or repeal certain provisions of our amended and restated articles of incorporation; and

•                  require at least 80% supermajority shareholder approval in order for shareholders to adopt, amend or repeal our amended and restated bylaws.

These provisions may frustrate or prevent any attempts by our shareholders to replace or remove our current management by making it more difficult for shareholders to replace members of the Board of Directors, which is responsible for appointing members of our management. Any matters requiring the approval of our shareholders will be significantly impacted by the Hagerman family (as defined below), which may have interests that differ from those of our other shareholders. See “Philip Hagerman, our chairman and chief executive officer, and his immediate family have significant influence on the outcome of matters submitted for shareholder approval and they may have interests that differ from those of our other shareholders.”

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

We could also become subject to certain anti-takeover provisions under Michigan law which may discourage, delay or prevent someone from acquiring us or merging with us, whether or not an acquisition or merger is desired by or beneficial to our shareholders. If a corporation’s board of directors chooses to “opt-in” to certain provisions of

Michigan Law, such corporation may not, in general, engage in a business combination with any beneficial owner, directly or indirectly, of 10% of the corporation’s outstanding voting shares unless the holder has held the shares for five years or more or, among other things, the board of directors has approved the business combination. Our Board of Directors has not elected to be subject to this provision, but could do so in the future. Any provision of our amended and restated articles of incorporation or bylaws or Michigan law that has the effect of delaying or deterring a change in control could limit the opportunity for our shareholders to receive a premium for their shares, and could also affect the price that some investors are willing to pay for our common stock otherwise.

Philip Hagerman, our chairman and chief executive officer, has significant influence on the outcome of matters submitted for shareholder approval and he may have interests that differ from those of our other shareholders.

Philip Hagerman and various trusts affiliated with or for the benefit of Philip Hagerman or his wife (the “Hagerman family”) beneficially own approximately 31.9% of our common stock as of February 26, 2016. Therefore, the Hagerman family will continue to have significant influence over the outcome of votes on all matters requiring approval by shareholders, including the election of directors, the adoption of amendments to our articles of incorporation and bylaws and approval of a sale of the Company and other significant corporate transactions. Furthermore, the interests of the Hagerman family may be different than the interests of other shareholders. This concentration of voting power could also have the effect of delaying, deterring or preventing a change in control or other business combination that might otherwise be beneficial to our shareholders.

ITEM 1.B.  UNRESOLVED STAFF COMMENTS

Not applicable.

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

The following table lists information regarding each of our major properties as of December 31, 2015:

Location	Total Square Footage	Facility Description	Owned/Leased
Flint, MI	550,000	Headquarters and main distribution facility	Owned
Cincinnati, OH	26,020	Office space	Leased (expires Mar. 31, 2017)
Cincinnati, OH	15,147	Specialty pharmacy	Leased (expires Jun. 30, 2025)
Flint, MI	10,366	Specialty and wholesale pharmacy	Owned
Cincinnati, OH	8,205	Office space	Leased (expires May 31, 2025)
Ontario, CA	7,280	Specialty pharmacy	Leased (expires Mar. 15, 2017)
Flint, MI	7,000	Specialty and retail pharmacy	Owned
Carlsbad, CA	6,589	Specialty pharmacy	Leased (expires Nov. 20, 2017)
Raleigh, NC	6,032	Office space	Leased (expires Jun. 30, 2019)
Raleigh, NC	5,872	Specialty pharmacy and office space	Leased (expires Nov. 30, 2018)
Scottsdale, AZ	5,792	Specialty pharmacy	Leased (expires Jun. 9, 2021)
Woburn, MA	4,734	Specialty pharmacy	Leased (expires Nov. 30, 2016)
Enfield, CT	4,664	Specialty pharmacy	Leased (expires Dec. 17, 2018)
Buffalo Grove, IL	3,408	Specialty pharmacy	Leased (expires May 31, 2016)
Media, PA	3,128	Specialty pharmacy	Leased (expires Feb. 28, 2017)
Savage, MN	3,020	Specialty pharmacy	Leased (expires Jun. 30, 2016)
Ft. Lauderdale, FL	2,665	Specialty and retail pharmacy	Leased (expires Mar. 31, 2018)
Urbandale, IA	2,500	Specialty pharmacy	Leased (expires Jun. 30, 2016)
Columbia, MD	2,139	Specialty pharmacy	Leased (expires May 31, 2018)
Greensboro, NC	1,969	Specialty pharmacy	Leased (expires Oct. 31, 2016)

The Company also leases an additional 19 facilities in the mid-Atlantic and southeast regions of the country (ranging from 400 square feet to 2,000 square feet) for use as specialty infusion suites. The majority of these specialty infusion suite leases have one-year terms and automatically renew for additional one-year terms unless either party gives written notice of termination.

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

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.            MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has been listed on the New York Stock Exchange under the symbol “DPLO” since October 10, 2014. Prior to that date, there was no public trading market for our common stock. Our common stock priced at $13.00 per share in our initial public offering on October 9, 2014. The following table sets forth for the periods indicated the high and low closing sale prices per share of our common stock as reported on the New York Stock Exchange:

	2015		2014
Quarter	High	Low	High	Low

First	$34.63	$22.41	—	—
Second	$47.04	$32.87	—	—
Third	$51.31	$27.06	—	—
Fourth	$36.19	$24.39	$31.95	$16.02

On February 26, 2016, we had 64,548,514 shares of common stock, no par value, outstanding and 46 holders of record of our common stock. A substantially greater number of holders are beneficial owners whose shares are held of record by banks, brokers and other nominees. The transfer agent and registrar for our common stock is Computershare Trust Company, N.A.

Dividends

Although historically as a private company, we paid cash distributions to our shareholders, we currently expect to retain all future earnings, if any, for use in the operation and expansion of our business. Any determination to declare and pay cash dividends on our common stock in the future will be made at the discretion of our Board of Directors and will depend on our results of operations, financial performance and condition, capital requirements, contractual restrictions under our new credit facility, restrictions imposed by applicable law and other factors that our Board of Directors may deem relevant. We do not anticipate paying cash dividends on our common stock for the foreseeable future.

Issuer Purchases of Equity Securities

There have been no repurchases of our common stock either on the open market or by private transaction during the quarter ended December 31, 2015.

Performance Graph

The following graph compares the total cumulative stockholder return on our common stock with the total cumulative return of the S&P 500 Index and the S&P Small Cap 600 Index during the period commencing on October 10, 2014, the initial trading day of our common stock, and ending on December 31, 2015. The graph assumes that $100 was invested at the beginning of the period in our common stock and in each of the comparative indices, and the reinvestment of any dividends. Historical stock price performance should not be relied upon as an indication of future stock price performance.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with the information under Item 7, titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes in Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(Dollars in thousands, except for per share)
Consolidated Statements of Operations Data
Net sales	$3,366,631	$2,214,956	$1,515,139	$1,126,943	$771,962
Cost of goods sold	(3,103,392)	(2,074,817)	(1,426,112)	(1,057,608)	(715,448)
Gross profit	263,239	140,139	89,027	69,335	56,514
Selling, general and administrative expenses	(217,302)	(127,556)	(77,944)	(64,392)	(47,434)
Income from operations	45,937	12,583	11,083	4,943	9,080
Other (expense) income:
Interest expense	(5,239)	(2,528)	(1,996)	(1,086)	(598)
Change in fair value of redeemable common shares	—	9,073	(34,348)	(6,566)	—
Equity loss and impairment of non-consolidated entity	—	(6,208)	(1,055)	(267)	(95)
Termination of existing stock redemption agreement	—	(4,842)	—	—	—
Other	308	1,128	196	337	764
Total other (expense) income	(4,931)	(3,377)	(37,203)	(7,582)	71
Income (loss) before income taxes	41,006	9,206	(26,120)	(2,639)	9,151
Income tax expense	(16,234)	(4,655)	—	—	—
Net income (loss)	24,772	4,551	(26,120)	(2,639)	9,151
Less net loss attributable to noncontrolling interest	(1,004)	(225)	—	—	—
Net income (loss) attributable to Diplomat Pharmacy, Inc.	25,776	4,776	(26,120)	(2,639)	9,151
Net income allocable to preferred shareholders	—	458	—	—	—
Net income (loss) allocable to common shareholders	$25,776	$4,318	$(26,120)	$(2,639)	$9,151

Net income (loss) per common share:
Basic	$0.42	$0.12	$(0.79)	$(0.08)	$0.28
Diluted	$0.41	$0.11	$(0.79)	$(0.08)	$0.27
Weighted average common shares outstanding:
Basic	60,730,133	36,012,592	33,141,500	33,141,500	33,141,500
Diluted	63,096,951	38,553,995	33,141,500	33,141,500	34,246,500

	As of December 31,
	2015	2014	2013	2012	2011
	(Dollars in thousands)
Consolidated Balance Sheet Data
Total assets	$1,005,873	$390,086	$211,777	$139,595	$100,380
Total debt	117,000	—	88,164	63,102	12,942
Total shareholders’ equity (deficit)	515,546	168,727	(77,782)	(51,562)	(30,091)

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(Dollars in thousands, except per prescription data)
Other Data (unaudited)
Prescriptions dispensed	911,000	797,000	722,000	680,000	602,000
Prescriptions serviced (not dispensed)	282,000	212,000	208,000	118,000	7,000
Total prescriptions	1,193,000	1,009,000	930,000	798,000	609,000

Net sales per prescription dispensed	$3,683	$2,770	$2,090	$1,652	$1,282
Gross profit per prescription dispensed	$280	$167	$116	$97	$93
Net sales per prescription serviced (not dispensed)	$29	$27	$27	$29	$49
Gross profit per prescription serviced (not dispensed)	$29	$27	$27	$29	$49

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in thousands, except per share, per patient and per prescription data)

Overview

We are the largest independent specialty pharmacy in the United States, and are focused on improving the lives of patients with complex chronic diseases. Our patient-centric approach positions us at the center of the healthcare continuum for treatment of complex chronic diseases through partnerships with patients, payors, pharmaceutical manufacturers and physicians. We offer a broad range of innovative solutions to address the dispensing, delivery, dosing and reimbursement of clinically intensive, high-cost specialty drugs (many of which can cost over $100,000 per patient, per year). We have expertise across a broad range of high-growth specialty therapeutic categories, including oncology, immunology, hepatitis, multiple sclerosis, specialty infusion therapy and many other serious and/or long-term conditions. We dispense to patients in all 50 states through our advanced distribution centers that enable us to ship medications nationwide as well as centralized clinical call centers that help us deliver localized services on a national scale. We were founded in 1975 by our Chief Executive Officer, Philip Hagerman, and his father, Dale, both trained pharmacists who transformed our business from a traditional pharmacy into a leading specialty pharmacy beginning in 2005.

Our core revenues are derived from the customized care management programs we deliver to our patients, including the dispensing of their specialty medications. Because our core therapeutic disease states generally require multi-year or life-long therapy, our singular focus on complex chronic diseases helps drive recurring revenues and sustainable growth. Our revenue growth is primarily driven by new drugs coming to market, new indications for existing drugs, volume growth with current clients and addition of new clients. For the years ended December 31, 2015, 2014 and 2013, we derived over 99% of our revenue from the dispensing of drugs and the reporting of data associated with those dispenses to pharmaceutical manufacturers and other outside companies.

Our recent and historical growth has largely been driven by our position as a leader in oncology, immunology, hepatitis, multiple sclerosis and specialty infusion therapeutic categories. For the years ended December 31, 2015, 2014 and 2013, we generated approximately 92%, 90% and 88%, respectively, of our revenues in these categories.

We expect our growth to continue to be driven by a highly visible and recurring base of prescription volume and revenues, favorable demographic trends, advanced clinical developments, expanding drug pipelines, earlier detection of chronic diseases, improved access to medical care, mix shift toward higher-cost specialty drugs and manufacturer price increases. In addition, we believe that our expanding breadth of services, our growing penetration with new customers and our access to limited distribution drugs will help us achieve significant and sustainable growth and profitability in the future. Further, we believe that limited distribution is becoming the delivery system of choice for many specialty drug manufacturers because it facilitates high patient engagement, clinical expertise and an elevated focus on service. Accordingly, we believe our current portfolio of approximately 100 limited distribution drugs, all of which are commercially available, is important to our growth.

We also provide specialty pharmacy support services to a national network of retailers as well as hospitals and health systems. We provide services to retailers and independent pharmacy groups, hospitals and health systems. For many of our retail, hospital and health system partners, we earn revenue by providing clinical and administrative support services on a fee-for-service basis to help them dispense specialty medications. Our other revenue in 2015, 2014 and 2013 was derived from these services provided to retail and hospital pharmacy partners.

As a result of our clinical expertise and our ability to expand scope of services, demand for our services has grown, which has driven growth in revenue. Our revenue for the years ended December 31, 2015, 2014 and 2013, was $3,366,631, $2,214,956 and $1,515,139, respectively. Our net income (loss) attributable to Diplomat for the years ended December 31, 2015, 2014 and 2013 was $25,776, $4,776 and $(26,120), respectively.

Recent Developments

Burman’s Acquisition

On June 19, 2015, we acquired all of the outstanding equity interests of Burman’s for a total acquisition price of $86,994, excluding related acquisition costs. Included in the total acquisition price is $77,416 in cash and 253,036 restricted shares of our common stock, fair valued at $9,578 as of the acquisition date. Burman’s, located in the greater Philadelphia, Pennsylvania area, is a provider of individualized patient care with a primary focus on hepatitis C. We acquired Burman’s to further expand our existing hepatitis business, to gain access to proprietary technology and to increase our national presence.

BioRx Acquisition

On April 1, 2015, we acquired all of the outstanding stock of BioRx for a total acquisition price of $383,721, excluding related acquisition costs. Included in the total acquisition price is $217,024 in cash, 4,038,853 restricted shares of our common stock, fair valued at $125,697 as of the acquisition date, and contingent consideration of up to 1,350,309 shares of our restricted common stock to the former holders of BioRx’s equity interests based upon the achievement of a certain earnings before interest, taxes, depreciation and amortization target in the twelve month period ending March 31, 2016, which was fair valued at $41,000 as of the acquisition date. We expect that this contingent consideration will be paid in full as all performance conditions were met as of December 31, 2015. BioRx is a highly specialized pharmacy and infusion services company based in Cincinnati, Ohio that provides treatments for patients with ultra-orphan and rare, chronic diseases, predominately in the home, and often via intravenous infusion. We acquired BioRx to further expand our existing specialty infusion business and to increase our national presence.

New Credit Facility

On April 1, 2015, in connection with the BioRx acquisition, we entered into a Second Amended and Restated Credit Agreement with Healthcare Financial Solutions, LLC (as substitute agent for General Electric Capital Corporation) an affiliate of Capital One, National Association (“Capital One”), as agent and as a lender, the other lenders party thereto and the other credit parties party thereto, providing for an increase in our line of credit to $175,000, a fully drawn Term Loan A for $120,000 and a deferred draw term loan for an additional $25,000 (the “new credit facility”). The new credit facility also extended the maturity date to April 1, 2020. The new credit facility provides for the issuance of letters of credit up to $10,000 and swingline loans up to $15,000, the issuance and incurrence of which will reduce the availability of the line of credit.

Follow-On Public Offering

In March 2015, we completed a public equity offering in which 9,821,125 shares of common stock were sold at $29.00 per share. We sold 6,821,125 shares of common stock and certain existing shareholders sold 3,000,000 shares of common stock. We did not receive any proceeds from the sale of common stock by the existing shareholders. We received net proceeds of $187,988 after deducting underwriting discounts and commissions of $9,141, and other offering expenses of $685. We used $36,298 of the net proceeds to repurchase options to purchase common stock held by a number of current and former employees, including certain executive officers, with the remainder of the proceeds used to pay a portion of the cash consideration for the BioRx acquisition. The purchase price for each stock option repurchased was based on the public offering price per share, net of the underwriting discount and each individual’s exercise price.

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

Key Performance Metrics

We regularly review a number of metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends, formulate financial projections and make strategic decisions:

	Year Ended December 31,
	2015	2014	2013
Prescriptions dispensed	911,000	797,000	722,000
Prescriptions serviced (not dispensed)	282,000	212,000	208,000
Total prescriptions	1,193,000	1,009,000	930,000

Net sales per prescription dispensed	$3,683	$2,770	$2,090
Gross profit per prescription dispensed	$280	$167	$116
Net sales per prescription serviced (not dispensed)	$29	$27	$27
Gross profit per prescription serviced (not dispensed)	$29	$27	$27

Prescription Data (rounded to the nearest thousand)

Prescriptions dispensed represents prescriptions filled and dispensed by Diplomat to patients, or in rare cases, to physicians. Prescriptions serviced (not dispensed) represents prescriptions filled and dispensed by a third-party (non-Diplomat) pharmacy, including unaffiliated retailers and health systems, for which we provide support services required to assist these patients and pharmacies through the complexity of filling specialty medications, and for which we earn a fee.

Our volume for the year ended December 31, 2015 was 1,193,000 prescriptions dispensed or serviced, an 18% increase compared to 1,009,000 prescriptions dispensed or serviced for the year ended December 31, 2014. The volume increase was due to new drugs to the market or newly dispensed by us, growth in patients from current payors and physician practices, growth in prescriptions serviced for retailers and the addition of patients from new payors and physician practices. BioRx, Burman’s and MedPro also contributed to the volume increase. These volume increases were partially offset by the loss of non-specialty dispenses resulting from the decision to close our Grand Rapids facility in November 2014 and the impact of the sale of our compounding business in September 2015.

Our volume for the year ended December 31, 2014 was 1,009,000 prescriptions dispensed or serviced, an 8% increase compared to 930,000 prescriptions dispensed or serviced for the year ended December 31, 2013. The volume increase was due to new drugs to the market or newly dispensed by us, growth in patients from current payors and physician practices, and the addition of patients from new payors and physician practices. AHF and MedPro also contributed to the volume increase.

Other Metrics

Other key metrics used in analyzing our business are net sales per prescription dispensed, gross profit per prescription dispensed, net sales per prescription serviced (not dispensed) and gross profit per prescription serviced (not dispensed).

Net sales per prescription dispensed represents total prescription revenue from prescriptions dispensed by Diplomat divided by the number of prescriptions dispensed by Diplomat. Gross profit per prescription dispensed represents gross profit from prescriptions dispensed by Diplomat divided by the number of prescriptions dispensed by Diplomat. Total prescription revenue from prescriptions dispensed includes all revenue collected from patients, third party payors and various patient assistance programs, as well as revenue collected from pharmaceutical manufacturers for data and other services directly tied to the actual dispensing of their drug(s). Gross profit represents total prescription revenue from prescriptions dispensed less the cost of the drugs purchased, including performance-related rebates paid by manufacturers to us, which are recorded as a reduction to cost of goods sold.

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

Components of Results of Operations

Net Sales

Revenue for a dispensed prescription is recognized at the time of shipment for home delivery and at prescription adjudication (which approximates the fill date) for patient pick up at open door or retail pharmacy locations. We can earn revenue from multiple sources for any one claim, including the primary insurance plan, the secondary insurance plan, the tertiary insurance plan, patient co-pay and patient assistance programs. Prescription revenue also includes revenue from pharmaceutical manufacturers and other outside companies for data reporting or additional services rendered for dispensed prescriptions. Service revenue is primarily derived from fees earned by us from retail and hospital pharmacies for patient support that is provided by us to those non-Diplomat pharmacies to dispense specialty drugs to patients. The retail and hospital pharmacies dispense the drug, and pay us a service fee for clinically and administratively servicing their patients.

Cost of Goods Sold

Cost of goods sold represents the purchase price of the drugs that we ultimately dispense. These drugs are purchased directly from the manufacturer or from an authorized wholesaler and the purchase price is negotiated with the selling entity. In general, period-over-period percentage changes in cost of goods sold will move directionally with period-over-period percentage changes in net sales for prescription dispensing transactions. This is due to the mathematical relationship between AWP and wholesale acquisition cost (“WAC”), where most commonly AWP equals WAC multiplied by 1.20, and our contractual relationships to purchase at a discount off of WAC and receive reimbursement at a discount off of AWP. The discounts off of AWP and WAC that we receive vary significantly by drug and by contract. Rebates we receive from manufacturers are reflected as reductions to cost of goods sold when they are earned.

Selling, General and Administrative Expenses

Our operating expenses primarily consist of employee and employee-related costs, as well as outbound prescription drug transportation and logistics costs. Our employee and employee-related costs relate to both our patient-facing personnel and our non-patient facing support and administrative personnel. Other operating expenses consist of occupancy and other indirect costs, insurance costs, professional fees and other general overhead expenses. We expect that general and administrative expenses will continue to increase as we incur additional expenses related to our growth, as well as expenses related to being a public company, including professional fees and share-based compensation.

Other Expense

Other expense primarily consists of interest expense associated with our debt, equity income or losses associated with our 25% owned non-consolidated entity (fully impaired during the fourth quarter of 2014), change in fair value associated with our redeemable common shares (2014 and earlier) and tax credits.

Income Tax Expense

On January 23, 2014, we converted from an S corporation to a C corporation. Prior to this date, our historical financial statements reflect our results as an S corporation.

RESULTS OF OPERATIONS

The following table provides consolidated statements of operations data for each of the years presented:

	Year Ended December 31,
	2015	2014	2013
Net sales	$3,366,631	$2,214,956	$1,515,139
Cost of goods sold	(3,103,392)	(2,074,817)	(1,426,112)
Gross profit	263,239	140,139	89,027
Selling, general and administrative expenses	(217,302)	(127,556)	(77,944)
Income from operations	45,937	12,583	11,083
Other (expense) income:
Interest expense	(5,239)	(2,528)	(1,996)
Change in fair value of redeemable common shares	—	9,073	(34,348)
Equity loss and impairment of non-consolidated entity	—	(6,208)	(1,055)
Termination of existing stock redemption agreement	—	(4,842)	—
Other	308	1,128	196
Total other expense	(4,931)	(3,377)	(37,203)
Income (loss) before income taxes	41,006	9,206	(26,120)
Income tax expense	(16,234)	(4,655)	—
Net income (loss)	24,772	4,551	(26,120)
Less net loss attributable to noncontrolling interest	(1,004)	(225)	—
Net income (loss) attributable to Diplomat Pharmacy, Inc.	25,776	4,776	(26,120)
Net income allocable to preferred shareholders	—	458	—
Net income (loss) allocable to common shareholders	$25,776	$4,318	$(26,120)

Year Ended December 31, 2015 versus Year Ended December 31, 2014

Net Sales

Net sales for the year ended December 31, 2015 were $3,366,631, a $1,151,675 increase, or 52%, compared to $2,214,956 for the year ended December 31, 2014. The increase was primarily the result of organic growth, including approximately $453,000 from increased volume and a more favorable mix of those drugs that existed a year ago, approximately $103,000 of additional revenue from drugs that were new to the market in 2015, and approximately $136,000 from the impact of price increases. BioRx, Burman’s and MedPro contributed approximately $460,000 to the increase.

Cost of Goods Sold

Cost of goods sold for the year ended December 31, 2015 was $3,103,392, a $1,028,575 increase, or 50%, compared to $2,074,817 for the year ended December 31, 2014. The increase was primarily the result of the same factors that drove the increase in our net sales over the same time period. Cost of goods sold was 92.2% and 93.7% of revenue for the years ended December 31, 2015 and 2014, respectively. The gross margin improvement from 6.3% to 7.8% for the years ended December 31, 2014 and 2015, respectively, was primarily due to drug mix changes, including the impact of BioRx, Burman’s and MedPro, as well as the impact of increased pharma dollars, and, to a lesser extent, manufacturer price increases.

Selling, General and Administrative Expenses

Selling, general, and administrative expenses (“SG&A”) for the year ended December 31, 2015 was $217,302, an $89,746 increase, compared to $127,556 for the year ended December 31, 2014. Total employee cost increased by $44,104 and includes the employee expense for our acquired entities. The increased employee expense was primarily attributable to the 18% increase in dispensed and serviced prescription volume, combined with the increased clinical and administrative complexity associated with our mix of business. Amortization expense from definite-lived intangible assets associated with our acquired entities increased $22,045. The remaining increase was in all other SG&A to support our growth including public company requirements, consulting fees, software licenses, travel, freight and other miscellaneous expenses. As a percent of revenue, SG&A, excluding acquisition-related amortization and change in contingent consideration, accounted for 5.5% of total revenues for the year ended December 31, 2015 compared to 5.3% for the year ended December 31, 2014. This increase is primarily attributable to the more clinically intensive businesses we have acquired and the additional operating expense associated with servicing those patients, partially offset by operating efficiencies.

Other Expense

Other expense for the year ended December 31, 2015 was $4,931, compared to $3,377 for the year ended December 31, 2014. Interest expense increased by $2,711 due to increased borrowings during 2015. This increase was partially offset by the net impact of 2014 non-operating activities that were not applicable in 2015 (change in fair value of redeemable shares, termination of existing stock redemption agreement, and equity loss and impairment of non-consolidated entity).

Income Tax Expense

On January 23, 2014, we converted our income tax status from an S corporation to a C corporation. Since such conversion date, we bear income taxes which had previously been borne by our shareholders. Accordingly, on that date, we recorded a net deferred income tax liability of $2,965 and a charge to income tax expense for the same amount. Our income tax expense for the years ended December 31, 2015 and 2014 was $16,234 and $4,655, respectively, resulting in effective tax rates of 39.6% and 50.6%, respectively.

Year Ended December 31, 2014 versus Year Ended December 31, 2013

Net Sales

Net sales for the year ended December 31, 2014 were $2,214,956, a $699,817 increase, or 46%, compared to $1,515,139 for the year ended December 31, 2013. The increase was in part the result of approximately $315,000 of additional revenue from drugs that were new to the market in 2014. Prescription volume growth of existing drugs accounted for approximately $134,000 of the increased revenue and was the result of new indications, increased penetration through physicians’ offices, growth with existing payors, and the addition of patients from new payors and physician practices. AHF and MedPro contributed approximately $74,000 to the increase. The remaining increase is primarily attributable to the impact of manufacturer price increases, a more favorable mix of those drugs that existed a year ago, and payor mix changes.

Cost of Goods Sold

Cost of goods sold for the year ended December 31, 2014 was $2,074,817, a $648,705 increase, or 45%, compared to $1,426,112 for the year ended December 31, 2013. The increase was primarily the result of the same factors that drove the increase in our net sales over the same time period. Cost of goods sold was 93.7% and 94.1% of revenue for the years ended December 31, 2014 and 2013, respectively. The gross margin improvement from 5.9% to 6.3% for the years ended December 31, 2013 and 2014, respectively, was driven by drug mix changes, including the impact of its acquisitions, and continued favorable trends in manufacturer-derived gross profit.

Selling, General and Administrative Expenses

SG&A for the year ended December 31, 2014 was $127,556, a $49,612 increase, compared to $77,944 for the year ended December 31, 2013. SG&A in the 2014 period was higher than in the prior period primarily due to variable costs related to increased net sales and prescription volume during the 2014 period. Total employee cost increased by $18,326, or 41%, and was primarily attributable to three factors. First, the 10% prescription volume increase, combined with the increased administrative complexity associated with the mix of those prescriptions, drove the need to hire additional employees. Second, our ongoing efforts to improve IT systems to support current and future growth required additional IT staff to develop our key systems, including due to our decision in 2014 to in-source a substantial portion of such development. Third, share-based compensation increased $1,985, predominantly driven by 2014 stock options granted both prior to and at the time of our IPO, all of which contained higher per share grant date fair values as compared to grants in prior years. Lastly, we incurred additional expense associated with adding staff to support public company requirements. Similarly, our logistics expense increased by $2,145, or 21%, as a result of the additional prescription volume dispensed, as well as increased supplier costs and mix of drugs being shipped to patients. These increases also include $10,686 of AHF and MedPro SG&A related to its pharmacies and support staff, $6,121 of expense for contingent consideration based on the operating results of our acquisitions, and $4,030 of amortization expense from definite-lived intangible assets associated with our acquired entities. The remaining increase was in all other SG&A to support our growth including bad debt expense, consulting fees, equipment rental, software licensing, travel and other miscellaneous expenses. As a percent of revenue, SG&A, excluding acquisition-related amortization and change in contingent consideration, accounted for 5.3% of total revenues for the year ended December 31, 2014 compared to 5.1% for the year ended December 31, 2013.

Other Expense

Other expense for the year ended December 31, 2014 was $3,377, compared to $37,203 for the year ended December 31, 2013. The decrease in net expense was primarily attributable to a $43,421 difference in the change in fair value of redeemable common shares. This decrease was partially offset by a $4,842 charge associated with the termination of an existing stock redemption agreement and a $5,153 greater equity loss and impairment of our non-consolidated entity investment in Ageology during the year ended December 31, 2014 primarily due to the recognition of a full impairment totaling $4,869.

Income Tax Expense

On January 23, 2014, we recorded a net deferred income tax liability of $2,965 and a charge to income tax expense for the same amount. Our income tax expense for the years ended December 31, 2014 and 2013 was $4,655 and $0, respectively.

Liquidity and Capital Resources

Our primary uses of cash include funding our ongoing working capital needs, business acquisitions, acquiring and maintaining property and equipment and internal use software, and debt service. Our primary source of liquidity for our working capital is cash flows generated from operations. At various times during the course of the year, we may be in an operating cash usage position, which may require us to use our short-term borrowings. We continuously monitor our working capital position and associated cash requirements and explore opportunities to more effectively manage our inventory and capital spending. As of December 31, 2015 and 2014, we had $27,600 and $17,957, respectively, of cash and cash equivalents. Our cash balances fluctuate based on working capital needs and the timing of sweeping available cash each day to pay down any outstanding balance on our line of credit, for which there were no amounts outstanding at either December 31, 2015 or 2014. Our available liquidity under our line of credit was $166,691 and $108,272 at December 31, 2015 and 2014, respectively.

We believe that funds generated from operations, cash and cash equivalents on hand, and available borrowing capacity under our new credit facility will be sufficient to meet our working capital and capital expenditure requirements for at least 12 months. We may enhance our competitive position through additional complementary acquisitions in both existing and new markets. Therefore, from time to time, we may access the equity or debt markets to raise additional funds to finance acquisitions or otherwise on a strategic basis.

The following table provides cash flow data for each of the years presented:

	Year Ended December 31,
	2015	2014	2013
Net cash provided by (used in) operating activities	$29,447	$(9,568)	$6,227
Net cash used in investing activities	(311,573)	(66,084)	(20,292)
Net cash provided by financing activities	291,769	84,500	23,174
Net increase in cash and cash equivalents	$9,643	$8,848	$9,109

Net Cash Provided By (Used In) Operating Activities

Cash provided by (used in) operating activities consists of net income (loss), adjusted for non-cash items, and changes in various working capital items, including accounts receivable, inventories, accounts payable and other assets/liabilities.

The $39,015 increase in cash flow associated with operating activities for the year ended December 31, 2015 compared to the year ended December 31, 2014 was primarily due to a $20,221 increase in net income, a $17,930 decrease in net working capital outflows and an $864 increase in non-cash adjustments to net income.

The $15,795 decrease in cash flow associated with operating activities during the year ended December 31, 2014 compared to the year ended December 31, 2013 was primarily due to a $22,888 increase in net working capital outflows and a $23,578 decrease in non-cash adjustments to net income (loss), partially offset by a $30,671 increase in net income.

Net Cash Used In Investing Activities

Our primary investing activities have consisted of business acquisitions, labor expenditures associated with capitalized software for internal use, investments in non-consolidated entities, capital expenditures to purchase computer equipment, software, furniture and fixtures, as well as building improvements to support the expansion of our infrastructure and workforce. As our business grows, our capital expenditures and our investment activity may continue to increase.

The $245,489 increase in cash used in investing activities during the year ended December 31, 2015 compared to the year ended December 31, 2014 was primarily related to a $241,897 increase in cash used to acquire businesses.

The $45,792 increase in cash used in investing activities during the year ended December 31, 2014 compared to the year ended December 31, 2013 was primarily related to a $41,367 increase in cash used to acquire businesses and a $4,791 increase in expenditures for software for internal use as we continued to expand and improve our information systems.

Net Cash Provided By Financing Activities

Our primary financing activities have consisted of proceeds from capital stock offerings, payments made to repurchase capital stock and stock options, debt borrowings and repayments, payment of debt issuance costs and proceeds from stock option exercises.

The $207,269 increase in cash provided by financing activities during the year ended December 31, 2015 compared to the year ended December 31, 2014 was primarily related to $120,000 in proceeds from entering into our Term Loan A on April 1, 2015, $10,341 in 2015 proceeds from issuance of stock upon stock option exercises, $62,622 of net payments on the line of credit in 2014, and the following changes in year-over-year activities: $26,502 decrease in the repurchase of stock and stock options; and $22,542 decrease in payments on long-term debt; partially offset by a $44,267 decrease in net proceeds from capital stock offerings.

The $61,326 increase in cash provided by financing activities during the year ended December 31, 2014 compared to the year ended December 31, 2013 was primarily related to $232,255 in net proceeds from capital stock offerings, partially offset by $62,800 in payments made to repurchase stock and stock options, a year-over-year cash outflow of $98,224 associated with our line of credit, and a $15,002 increase in payments on long-term debt.

Excess Tax Benefits Related to Share-Based Awards

For accounting principles generally accepted in the U.S. (“U.S. GAAP”) purposes, share-based compensation expense associated with stock options is based upon recognition of the grant date fair value over the vesting period of the option. For income tax purposes, share-based compensation tax deductions associated with stock option exercises and repurchases are based upon the difference between the stock price and the exercise price at time of exercise or repurchase. In instances where share-based compensation expense for tax purposes is in excess of share-based compensation expense for U.S. GAAP purposes which has predominately been the case with us, U.S. GAAP requires that the tax benefit associated with this excess expense be recorded to shareholders’ equity to the extent that it reduces cash taxes payable. During the years ended December 31, 2015 and 2014, we recorded excess tax benefits related to share-based awards of $20,805 and $3,689, respectively. As of December 31, 2015, we have approximately $41,400 of federal excess share-based compensation expense remaining to offset against future taxable income. The amount of excess tax benefits yet to be recognized by us as a reduction to cash taxes payable is estimated to be approximately $17,400. To the extent that stock option exercises that occur in the future generate additional excess expense, this amount would increase.

U.S. GAAP also requires that excess tax benefits related to share-based awards be reported as a decrease to cash flows from operating activities and as an increase to cash flows from financing activities. Therefore, we reported $20,805 and $3,689 of excess tax benefits related to share-based awards as decreases to cash flows from operating activities and as increases to cash flows from financing activities for the years ended December 31, 2015 and 2014, respectively.

Debt

On July 20, 2012, we entered into a credit facility (“facility”) with Capital One that provided for borrowings under a line of credit of up to $60,000. In 2013, the facility was amended to increase the commitment under the line of credit to $85,000. In June 2014, the facility was further amended to increase the commitment under the line of credit to $120,000. On April 1, 2015, in connection with the BioRx acquisition, we entered into a Second Amended and Restated Credit Agreement with Capital One, as agent and as a lender, the other lenders party thereto and the other credit parties party thereto, providing for an increase in our line of credit to $175,000, a fully drawn Term Loan A for $120,000 and a deferred draw term loan for an additional $25,000 (the “new credit facility”). The new credit facility also extended the maturity date to April 1, 2020. The new credit facility provides for the issuance of letters of credit up to $10,000 and swingline loans up to $15,000, the issuance and incurrence of which will reduce the availability of the line of credit. The new credit facility is guaranteed by substantially all of our subsidiaries and is collateralized by substantially all of our and our subsidiaries’ respective assets, with certain exceptions. In addition, we have pledged the equity of substantially all of our subsidiaries as security for the obligations under the new credit facility. We add newly acquired subsidiaries promptly for purposes of, among other things, the guarantor, collateralization and pledge provisions of the facility. We are required to maintain a depository bank account where money is collected and swept directly to the line of credit. Under our line of credit, we had weighted average borrowings of $12,022 and $34,141 and maximum borrowings of $78,866 and $93,173 during the years ended December 31, 2015 and 2014, respectively. At December 31, 2015, we had $117,000 outstanding on Term Loan A. At December 31, 2015 and 2014, we had no borrowings outstanding; in 2014, we repaid all outstanding borrowings in October 2014 with proceeds received from our IPO. We had $166,691 and $108,272 available to borrow on our line of credit at December 31, 2015 and 2014, respectively.

At December 31, 2015, our Term Loan A interest rate options were (i) LIBOR (as defined) plus 2.50% or (ii) Base Rate (as defined) plus 1.50%, and our line of credit and swingline loan interest rate options were (i) LIBOR (as defined) plus 2.00% or (ii) Base Rate (as defined) plus 1.00%. Our Term Loan A interest rate was 2.74% at December 31, 2015. We are charged a monthly unused commitment fee ranging from 0.25% to 0.50% on the average unused daily balance.

We incurred deferred financing costs of $5,055 associated with the new credit facility, which were capitalized. These costs, along with previously unamortized deferred debt issuance costs are being amortized to interest expense over the term of the new credit facility.

The new credit facility contains certain financial and non-financial covenants. We were in compliance with all such covenants as of December 31, 2015.

Contractual Obligations

Our contractual obligations, including estimated payments due by year, as of December 31, 2015 are as follows:

	2016	2017	2018	2019	2020	Thereafter	Total
Long-term debt	$6,000	$7,500	$9,000	$10,500	$84,000	$—	$117,000
Interest payments	4,106	3,832	3,560	3,297	764	—	15,559
Operating leases	1,857	1,315	956	484	310	1,069	5,991
Total	$11,963	$12,647	$13,516	$14,281	$85,074	$1,069	$138,550

We purchase a large portion of our prescription drug inventory from AmerisourceBergen. In August 2015, we amended our contract with AmerisourceBergen, which now expires on September 30, 2017. The amended contract commits us to a minimum purchase obligation of approximately $1,800,000 per contract year. We fully expect to meet this requirement.

Off-Balance Sheet Arrangements

During the periods presented, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Policies

The accompanying consolidated financial statements, included under Item 8 of this report, have been prepared in conformity with U.S. GAAP and, accordingly, our significant accounting policies have been disclosed in Note 3 to the consolidated financial statements. Certain of our accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. These policies require the most difficult, subjective or complex judgments that management makes in the preparation of the consolidated financial statements. We consider an accounting estimate to be critical if: (i) the estimates involve matters that are highly uncertain at the time the accounting estimate is made; and (ii) different estimates or changes to estimates could have a material impact on the reported financial position, changes in financial position, or results of operations.

When more than one accounting principle, or the method of its application, is generally accepted, management selects the principle or method that it considers to be the most appropriate given the specific circumstances. Application of these accounting principles requires our management to make estimates about future resolution of existing uncertainties. Estimates are typically based upon historical experience, current trends, contractual documentation and other information, as appropriate. Due to the inherent uncertainty involving estimates, actual results reported in the future may differ from those estimates. In preparing these financial statements, management has made its best estimate and judgments of the amounts and disclosures included in the financial statements, giving due regard to materiality. Such critical accounting estimates are discussed below.

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

Business Combinations

The assets acquired and liabilities assumed in a business combination, including identifiable intangible assets, are based on their estimated fair values as of the acquisition date. The excess of purchase price over the estimated fair value of the net tangible and identifiable intangible assets acquired is recorded as goodwill. The allocation of the purchase price requires management to make significant estimates in determining the fair values of assets acquired and liabilities assumed, especially with respect to intangible assets. These estimates are based on information obtained from management of the acquired companies and historical experience and are generally made with the assistance of an independent valuation firm. These estimates can include, but are not limited to, the cash flows that an asset is expected to generate in the future, and the cost savings expected to be derived from acquiring an asset. When an acquisition involves contingent consideration, we recognize a liability equal to the fair value of the contingent consideration obligation as of the acquisition date. The estimate of fair value of a contingent consideration obligation requires subjective assumptions to be made regarding future business results, discount rates and probabilities assigned to various potential business result scenarios.

These estimates are inherently uncertain and unpredictable, and, if different estimates were used, the purchase price for the acquisition could be allocated to the acquired assets and liabilities differently from the allocation that we have made. In addition, unanticipated events and circumstances may occur which affect the accuracy or validity of such estimates, and, if such events occur, we may be required to record a charge against the value ascribed to an acquired asset or an increase in the amounts recorded for assumed liabilities.

Goodwill

Goodwill is reviewed for impairment annually as of October 1, or more frequently if indicators of impairment exist. Goodwill impairment testing involves a comparison of the estimated fair value of a reporting unit to the respective carrying amount, which may be performed utilizing either a qualitative or quantitative assessment. A reporting unit is defined as an operating segment or one level below an operating segment. The qualitative assessment evaluates various events and circumstances, such as macro-economic conditions, industry and market conditions, cost factors, relevant events and financial trends that may impact a reporting unit’s fair value. If it is determined that the estimated fair value of the reporting unit is more-likely-than not less than the carrying amount, including goodwill, the quantitative two-step impairment test is required. Otherwise, no further analysis would be required.

If the two-step impairment test for goodwill is utilized, this quantitative impairment analysis compares the fair value of a reporting unit to its carrying value. Step one of this impairment test is to compare the reporting unit fair value to its carrying value. The reporting unit’s fair value is based upon consideration of various valuation methodologies, including projected future cash flows discounted at rates commensurate with the risks involved, guideline transaction multiples, and multiples of current and future earnings. If the fair value of the reporting unit is less than its carrying amount, an indication of goodwill impairment exists and step two of the impairment test must be performed. Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation and the residual fair value after this allocation is the implied fair value of the reporting unit goodwill.

For 2015, we performed a qualitative assessment of goodwill and determined that it was not more-likely-than-not that the fair values of any of our reporting units were less than their respective carrying amounts. Accordingly, we concluded that our goodwill was not impaired.

Long-Lived Assets

Long-lived assets, such as capitalized software for internal use, property and equipment, and definite-lived intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. In assessing long-lived assets for impairment, assets are grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. If circumstances require a long-lived asset or asset group to be tested for possible impairment, we compare the undiscounted cash flows expected to be generated by that asset or asset group to its carrying amount. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment charge is recognized to the extent that the carrying amount exceeds its fair value. Fair values of long-lived assets are determined through various techniques, such as applying probability weighted, expected present value calculations to the estimated future cash flows using assumptions a market participant would utilize or through the use of a valuation specialist.

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

Share-Based Compensation

We have granted stock options to key employees with an exercise price being equal to the closing market stock price of the underlying common shares on the date the option is granted. Options generally become exercisable in installments of 25% per year, beginning on the first anniversary of the grant date and each of the three anniversaries thereafter, and have a maximum term of ten years. Certain stock option grants have performance-based conditions, which require the satisfaction of one-year revenue and Adjusted EBITDA goals prior to vesting. We use the Black-Scholes-Merton option pricing model to determine the valuation of options.

We expense the grant date fair values of our employee stock options over their respective vesting periods on a straight-line basis. Estimating grant date fair values for employee stock options requires management to make assumptions regarding expected volatility of the underlying shares, the risk-free rate over the expected life of the stock options, and the length of time in years that the granted options are expected to be outstanding. Due to our limited history as a public company, expected volatility is based on an implied volatility for a group of industry-relevant healthcare companies as of the measurement date. Risk-free rate is determined based upon U.S. Treasury rates over the estimated expected option lives. Expected dividend yield is zero as we do not anticipate declaring a dividend during the expected term of the options. Expected option life is calculated using the simplified method (the midpoint between the end of the vesting period and the end of the maximum term) because we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term due to the limited period of time such awards have been outstanding. If actual results differ significantly from these estimates and assumptions, particularly in relation to management’s estimation of volatility which requires the most judgment due to our limited history as a public entity, share-based compensation expense, primarily with respect to future share-based awards, could be materially impacted.

We have granted restricted stock awards to non-employee directors. Such restricted stock vests on the first anniversary of the grant date. The grant date fair value of the restricted stock award is determined by the market value of our common stock at the date of grant. We expense the grant date fair values of restricted stock over one year on a straight-line basis.

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

We prepare and file tax returns based on interpretations of tax laws and regulations. In the normal course of business, our tax returns are subject to examination by various taxing authorities. Such examinations may result in future tax and interest assessments by these taxing authorities. In determining our tax provision for financial reporting purposes, we establish a reserve for examination, based on their technical merits. That is, for reporting purposes, we only recognize tax benefits taken on the tax return if we believe it is more likely than not that such tax positions would be sustained. There is considerable judgment involved in determining whether it is more likely than not that such tax positions would be sustained. As of December 31, 2015, we had unrecognized tax benefits of $268; all of which, if recognized, would reduce both tax expense and the effective tax rate.

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

Recently Issued Accounting Standards to be Implemented

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-9, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which will supersede the existing revenue recognition guidance under U.S. GAAP. The new standard focuses on creating a single source of revenue guidance for revenue arising from contracts with customers for all industries. The objective of the new standard is for companies to recognize revenue when it transfers the promised goods or services to its customers at an amount that represents what the company expects to be entitled to in exchange for those goods or services. In July 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606) Deferral of the Effective Date, which deferred the effective date of ASU 2014-09 by one year to annual reporting periods beginning after December 15, 2017 for public entities. ASU 2014-09 may be applied either retrospectively or as a cumulative effect adjustment as of the date of adoption. Early adoption is not permitted. We are currently assessing the method under which we will adopt and the potential impact of adopting ASU 2014-09 on our financial position, results of operations, cash flows and/or disclosures, although we do not expect the impact to be significant.

In June 2014, the FASB issued ASU No. 2014-12, Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period, requiring that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. This ASU is effective for annual periods beginning on or after December 15, 2015, including interim periods within those annual periods. We do not expect the adoption of this guidance to have a significant impact on our financial position, results of operations, cash flows and/or disclosures.

In April 2015, the FASB issued ASU No. 2015-03, Interest — Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”), and, in August 2015, the FASB issued ASU No. 2015-15, Interest — Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements - Amendments to SEC Paragraphs Pursuant to Staff

Announcement at June 18, 2015 EITF Meeting (“ASU 2015-15”). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-15 then clarified that the SEC staff would not object to debt issuance costs related to a line-of-credit arrangement being presented as an asset on the balance sheet, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. These ASUs are effective for annual periods beginning after December 15, 2015, and for interim periods within those annual periods. An entity should apply this new guidance on a retrospective basis and is required to comply with applicable disclosures for a change in an accounting principle. These standards will result in an insignificant balance sheet reclassification and require related disclosure revisions in our financial statements.

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, requiring that inventory be measured at the lower of cost and net realizable value. Net realizable value is defined as estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This ASU is effective for annual periods beginning on or after December 15, 2016, including interim periods within those annual periods. We are currently evaluating the impact, if any, that the adoption of this guidance will have on our financial position, results of operations, cash flows and/or disclosures.

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments, requiring that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. This ASU also requires an entity to present separately on the face of the income statement, or disclose in the notes to the financial statements, the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. This ASU is effective for annual periods beginning on or after December 15, 2015, including interim periods within those annual periods, and will be applied prospectively to measurement-period adjustments that occur after the effective date of this ASU.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, eliminating the current requirement for companies to present deferred tax assets and liabilities as current and noncurrent. Instead, companies will be required to classify all deferred tax assets and liabilities as noncurrent. This ASU is effective for annual periods beginning on or after December 15, 2016, including interim periods within those annual periods. The adoption of this guidance will result in a balance sheet reclassification and require related disclosure revisions in our financial statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our operations are solely in the U.S. (and U.S. Territories) and are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate and certain exposure, as well as risks relating to changes in the general economic conditions in the U.S. We are exposed to interest rate fluctuations with regard to future issuances of fixed-rate debt, and existing and future issuances of floating-rate debt. Primary exposures include the U.S. Prime Rate and LIBOR related to debt outstanding under our new credit facility. In the past, we used interest rate swaps to reduce the volatility of our financing costs and to achieve a desired proportion of fixed and floating-rate debt. We did not use these interest rate swaps for trading or other speculative purposes. We currently are not using any interest rate swaps, but may in the future. A 100 basis point increase in 2015 interest rates would have decreased our 2015 pre-tax income by approximately $1.0 million.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

We are responsible for establishing and maintaining adequate internal control over financial reporting. Our Company’s internal control over financial reporting includes those policies and procedures that pertain to the Company’s ability to record, process, summarize and report a system of internal accounting controls and procedures to provide reasonable assurance, at an appropriate cost/benefit relationship, that the unauthorized acquisition, use or disposition of assets are prevented or timely detected and that transactions are authorized, recorded and reported properly to permit the preparation of financial statements in accordance with generally accepted accounting principles and receipt and expenditures are duly authorized. Management of the Company is required to assess the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015.

As allowed pursuant to guidance from the Securities and Exchange Commission (which states that management may omit an assessment of an acquired business’ internal control over financial reporting from its assessment of internal control over financial reporting for a period not to exceed one year), our assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of BioRx, LLC (“BioRx”), which was acquired on April 1, 2015, or Burman’s Apothecary, LLC (“Burman’s”), which was acquired on June 19, 2015, both of which are included in the consolidated balance sheet of Diplomat Pharmacy, Inc. as of December 31, 2015, and the related consolidated statements of operations, cash flows and changes in shareholders’ equity (deficit) for the year then ended. From their respective acquisition dates through December 31, 2015, BioRx and Burman’s combined net sales represented approximately 12% of our consolidated net sales for the year ended December 31, 2015. As of December 31, 2015, BioRx and Burman’s total assets and net tangible assets represented approximately 51% of consolidated total assets and approximately 17% of consolidated net tangible assets, respectively.

We conducted an assessment of the effectiveness of our internal controls over financial reporting based on the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). This evaluation included review of the documentation, evaluation of the design effectiveness and testing of the operating effectiveness of controls. Our system of internal control over financial reporting is enhanced by written policies and procedures and a written Code of Conduct adopted by our Company’s Board of Directors, applicable to all employees of our Company. In addition, we have an internal Disclosure Committee, which performs a separate review of our disclosure controls and procedures. There are inherent limitations in the effectiveness of any system of internal controls over financial reporting.

Based on our assessment, we concluded that the Company’s internal control over financial reporting was effective as of December 31, 2015.

BDO USA, LLP, the Company’s independent registered public accounting firm, that audited the Company’s consolidated financial statements included in this annual report on Form 10-K also audited the Company’s system of internal control over financial reporting. Their accompanying reports are based upon audits conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States).

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Diplomat Pharmacy, Inc.

Flint, Michigan

We have audited Diplomat Pharmacy, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Diplomat Pharmacy, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 8, Management’s Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As indicated in the accompanying “Item 8, Management’s Report on Internal Control Over Financial Reporting”, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of BioRx, LLC (“BioRx”), which was acquired on April 1, 2015 or Burman’s Apothecary, LLC (“Burman’s), which was acquired on June 19, 2015, both of which are included in the consolidated balance sheet of Diplomat Pharmacy, Inc. as of December 31, 2015, and the related consolidated statements of operations, cash flows and changes in shareholders’ equity (deficit) for the year then ended. From their respective acquisition dates through December 31, 2015, BioRx and Burman’s combined net sales represented approximately 12% of our consolidated net sales for the year ended December 31, 2015. As of December 31, 2015, BioRx and Burman’s total assets and net tangible assets represented approximately 51% of consolidated total assets and approximately 17% of consolidated net tangible assets, respectively. Management did not assess the effectiveness of internal control over financial reporting of these acquired entities because of the timing of these acquisitions which were completed on April 1, 2015 and June 19, 2015. Our audit of internal control over financial reporting of Diplomat Pharmacy, Inc. also did not include an evaluation of the internal control over financial reporting of BioRx and Burman’s.

In our opinion, Diplomat Pharmacy, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Diplomat Pharmacy, Inc. as of December 31, 2015 and 2014 and the related consolidated statements of operations, cash flows and changes in shareholders’ equity (deficit) for each of the three years in the period ended December 31, 2015 and our report dated February 29, 2016 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Troy, Michigan

February 29, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Diplomat Pharmacy, Inc.

Flint, Michigan

We have audited the accompanying consolidated balance sheets of Diplomat Pharmacy, Inc. as of December 31, 2015 and 2014 and the related consolidated statements of operations, cash flows and changes in shareholders’ equity (deficit) for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Diplomat Pharmacy, Inc. at December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Diplomat Pharmacy, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 29, 2016 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Troy, Michigan

February 29, 2016

DIPLOMAT PHARMACY, INC.

Consolidated Balance Sheets

(dollars in thousands)

	December 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and equivalents	$27,600	$17,957
Accounts receivable, net	254,682	155,273
Inventories	165,950	110,683
Deferred income taxes	5,311	1,813
Prepaid expenses and other current assets	7,427	5,360
Total current assets	460,970	291,086

Property and equipment, net	16,538	13,150
Capitalized software for internal use, net	37,250	13,236
Goodwill	256,318	23,148
Definite-lived intangible assets, net	224,644	44,973
Investment in non-consolidated entity	4,959	3,500
Deferred debt issuance costs	5,013	921
Other noncurrent assets	181	72

Total assets	$1,005,873	$390,086

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$296,587	$202,495
Short-term debt, including current portion of long-term debt	6,000	—
Accrued expenses:
Contingent consideration	52,665	6,282
Compensation and benefits	5,563	2,257
Other	11,087	4,394
Total current liabilities	371,902	215,428

Long-term debt, less current portion	111,000	—
Contingent consideration, less current portion	—	5,409
Deferred income taxes	7,425	518
Other noncurrent liabilities	—	4
Total liabilities	490,327	221,359

Commitments and contingencies

Shareholders’ equity:
Preferred stock (10,000,000 shares authorized; none issued and outstanding)	—	—
Common stock (no par value; 590,000,000 shares authorized; 64,523,864 and 51,457,023 shares issued and outstanding at December 31, 2015 and 2014, respectively)	451,620	148,901
Additional paid-in capital	29,221	9,893
Retained earnings	31,130	5,354
Total Diplomat Pharmacy shareholders’ equity	511,971	164,148
Noncontrolling interests	3,575	4,579
Total shareholders’ equity	515,546	168,727

Total liabilities and shareholders’ equity	$1,005,873	$390,086

See accompanying notes to consolidated financial statements.

DIPLOMAT PHARMACY, INC.

Consolidated Statements of Operations

(dollars in thousands, except per share amounts)

	Year Ended December 31,
	2015	2014	2013
Net sales	$3,366,631	$2,214,956	$1,515,139
Cost of goods sold	(3,103,392)	(2,074,817)	(1,426,112)
Gross profit	263,239	140,139	89,027
Selling, general and administrative expenses	(217,302)	(127,556)	(77,944)
Income from operations	45,937	12,583	11,083
Other (expense) income:
Interest expense	(5,239)	(2,528)	(1,996)
Change in fair value of redeemable common shares	—	9,073	(34,348)
Equity loss and impairment of non-consolidated entity	—	(6,208)	(1,055)
Termination of existing stock redemption agreement	—	(4,842)	—
Other	308	1,128	196
Total other expense	(4,931)	(3,377)	(37,203)
Income (loss) before income taxes	41,006	9,206	(26,120)
Income tax expense	(16,234)	(4,655)	—
Net income (loss)	24,772	4,551	(26,120)
Less net loss attributable to noncontrolling interest	(1,004)	(225)	—
Net income (loss) attributable to Diplomat Pharmacy, Inc.	25,776	4,776	(26,120)
Net income allocable to preferred shareholders	—	458	—
Net income (loss) allocable to common shareholders	$25,776	$4,318	$(26,120)

Net income (loss) per common share:
Basic	$0.42	$0.12	$(0.79)
Diluted	$0.41	$0.11	$(0.79)

Weighted average common shares outstanding:
Basic	60,730,133	36,012,592	33,141,500
Diluted	63,096,951	38,553,995	33,141,500

See accompanying notes to consolidated financial statements.

DIPLOMAT PHARMACY, INC.

Consolidated Statements of Cash Flows

(dollars in thousands)

	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income (loss)	$24,772	$4,551	$(26,120)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	30,841	8,139	3,934
Changes in fair values of contingent consideration	6,724	6,121	—
Contingent consideration payments	(3,738)	—	—
Net provision for doubtful accounts	5,990	4,045	873
Share-based compensation expense	3,936	2,871	886
Excess tax benefits related to share-based awards	(20,805)	(3,689)	—
Deferred income tax benefit	(4,615)	(1,295)	—
Amortization of debt issuance costs	963	366	204
Asset impairment	150	—	932
Loss on sale or disposal of property and equipment	85	132	13
Change in fair value of redeemable common shares	—	(9,073)	34,348
Equity loss and impairment of non-consolidated entity	—	6,208	1,055
Termination of existing stock redemption agreement	—	4,842	—
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	(50,771)	(43,130)	(29,774)
Inventories	(41,657)	(50,334)	(14,109)
Accounts payable	43,202	56,505	36,138
Other assets and liabilities	34,370	4,173	(2,153)
Net cash provided by (used in) operating activities	29,447	(9,568)	6,227

Cash flows from investing activities:
Payments to acquire businesses, net of cash acquired	(293,496)	(51,599)	(10,232)
Expenditures for capitalized software for internal use	(12,021)	(9,470)	(4,679)
Expenditures for property and equipment	(4,624)	(1,487)	(852)
Capital investments in and loans to non-consolidated entities	(1,459)	(4,000)	(4,500)
Other	27	472	(29)
Net cash used in investing activities	(311,573)	(66,084)	(20,292)

Cash flows from financing activities:
Net (payments on) borrowings from line of credit	—	(62,622)	35,602
Proceeds from long-term debt	120,000	—	—
Payments on long-term debt	(3,000)	(25,542)	(10,540)
Proceeds from public offering, net of transaction costs	187,988	130,440	—
Proceeds from sale of preferred stock, net of transaction costs	—	101,815	—
Payments made to repurchase common stock	—	(53,400)	—
Payments made to repurchase stock options	(36,298)	(9,400)	—
Proceeds from issuance of stock upon stock option exercises	10,341	—	—
Excess tax benefits related to share-based awards	20,805	3,689	—
Payments of debt issuance costs	(5,055)	(480)	(204)
Contingent consideration payments	(3,012)	—	—
Shareholder distributions	—	—	(1,684)
Net cash provided by financing activities	291,769	84,500	23,174

Net increase in cash and equivalents	9,643	8,848	9,109

Cash and equivalents at beginning of year	17,957	9,109	—

Cash and equivalents at end of year	$27,600	$17,957	$9,109

Supplemental disclosures of cash flow information:
Cash paid for interest	$3,949	$2,248	$1,793
Cash paid for income taxes	351	5,924	—

See accompanying notes to condensed consolidated financial statements.

DIPLOMAT PHARMACY, INC.

Consolidated Statement of Changes in Shareholders’ Equity (Deficit)

(dollars in thousands)

									Total
								Retained	Diplomat
	Common Stock						Additional	Earnings	Pharmacy, Inc.		Total
	Class A		Class B		No Par		Paid-In	(Accumulated	Shareholders’	Noncontrolling	Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity (Deficit)	Interest	Equity (Deficit)
Balance at January 1, 2013	1,657,500	$—	31,492,500	$4	—	—	$3,300	$(54,866)	$(51,562)	$—	$(51,562)
Net loss	—	—	—	—	—	—	—	(26,120)	(26,120)	—	(26,120)
Share-based compensation expense	—	—	—	—	—	—	886	—	886	—	886
Shareholder distributions	—	—	—	—	—	—	—	(986)	(986)	—	(986)
Balance at December 31, 2013	1,657,500	—	31,492,500	4	—	—	4,186	(81,972)	(77,782)	—	(77,782)
Net income (loss)	—	—	—	—	—	—	—	4,776	4,776	(225)	4,551
Reclassification of S Corporation accumulated deficit	—	—	—	—	—	—	(82,550)	82,550	—	—	—
Repurchase of shares of common stock	—	—	(2,850,407)	—	—	—	(47,726)	—	(47,726)	—	(47,726)
Removal of common stock redemption features	—	—	425,000	—	—	—	7,116	—	7,116	—	7,116
Repurchase of stock options	—	—	—	—	—	—	(9,400)	—	(9,400)	—	(9,400)
Issuance of shares of Class B common stock as partial consideration in MedPro Rx, Inc. aquisition	—	—	716,695	—	—	—	12,000	—	12,000	—	12,000
Issuance of shares of Class B common stock in connection with termination of existing stock redemption agreement	—	—	372,486	—	—	—	4,842	—	4,842	—	4,842
Capital investment in subsidiary by noncontrolling shareholders	—	—	—	—	—	—	—	—	—	4,804	4,804
Share-based compensation expense	—	—	—	—	—	—	2,871	—	2,871	—	2,871
Excess tax benefits related to share-based awards	—	—	—	—	—	—	3,689	—	3,689	—	3,689
Proceeds from initial public offering, net of issuance costs	—	—	—	—	11,000,000	—	130,440	—	130,440	—	130,440
Conversion of capital stock into new shares:
Redeemable common stock	—	—	—	—	2,423,616	31,507	—	—	31,507	—	31,507
Series A Preferred Stock	—	—	—	—	6,211,356	101,815	—	—	101,815	—	101,815
Class A and B common stock	(1,657,500)	—	(30,156,274)	(4)	31,813,774	4	—	—	—	—	—
Reclassification of capital	—	—	—	—	—	15,575	(15,575)	—	—	—	—
Restricted stock awards	—	—	—	—	8,277	—	—	—	—	—	—
Balance at December 31, 2014	—	—	—	—	51,457,023	148,901	9,893	5,354	164,148	4,579	168,727
Net income (loss)	—	—	—	—	—	—	—	25,776	25,776	(1,004)	24,772
Proceeds from follow-on public offering, net of issuance costs	—	—	—	—	6,821,125	187,988	—	—	187,988	—	187,988
Repurchase of stock options	—	—	—	—	—	(34,194)	(2,104)	—	(36,298)	—	(36,298)
Issuance of shares of no par common stock as partial consideration in BioRx, LLC aquisition	—	—	—	—	4,038,853	125,697	—	—	125,697	—	125,697
Issuance of shares of no par common stock as partial consideration in Burman’s Apothecary, LLC aquisition	—	—	—	—	253,036	9,578	—	—	9,578	—	9,578
Stock issued upon stock option exercises	—	—	—	—	1,943,022	13,650	(3,309)	—	10,341	—	10,341
Excess tax benefits related to share-based awards	—	—	—	—	—	—	20,805	—	20,805	—	20,805
Share-based compensation expense	—	—	—	—	—	—	3,936	—	3,936	—	3,936
Restricted stock awards	—	—	—	—	10,805	—	—	—	—	—	—
Balance at December 31, 2015	—	$—	—	$—	64,523,864	$451,620	$29,221	$31,130	$511,971	$3,575	$515,546

See accompanying notes to consolidated financial statements.

DIPLOMAT PHARMACY, INC.

Notes to Consolidated Financial Statements

(dollars in thousands, except per share amounts)

1.              DESCRIPTION OF BUSINESS

Diplomat Pharmacy, Inc. and its consolidated subsidiaries (the “Company”) operate a specialty pharmacy business which stocks, dispenses and distributes prescriptions for various biotechnology and specialty pharmaceutical manufacturers. Its primary focus is on medication management programs for individuals with complex chronic diseases, including oncology, immunology, hepatitis, multiple sclerosis, specialized infusion therapy, and many other serious and/or long-term conditions. The Company has its corporate headquarters and main distribution facility in Flint, Michigan and maintains 16 other pharmacy locations in Arizona, California, Connecticut, Florida, Illinois, Iowa, Maryland, Massachusetts, Michigan, Minnesota, North Carolina, Ohio and Pennsylvania. The Company also has centralized call centers to effectively deliver services to customers located in all 50 states in the United States of America (“U.S.”) and U.S. territories. The Company operates as one reportable segment.

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

Immediately prior to the closing of the IPO, each share of the Company’s then-outstanding capital stock converted into one share of its newly-authorized shares of no par value common stock. Refer to notes 16, 17 and 18.

Follow-On Public Offering

In March 2015, the Company completed a public equity offering in which 9,821,125 shares of common stock were sold at $29.00 per share. The Company sold 6,821,125 shares of common stock and certain existing shareholders sold 3,000,000 shares of common stock. The Company did not receive any proceeds from the sale of common stock by the existing shareholders. The Company received net proceeds of $187,988 after deducting underwriting discounts and commissions of $9,141, and other offering expenses of $685. The Company used $36,298 of the net proceeds to repurchase options to purchase common stock held by a number of current and former employees, including certain executive officers, with the remainder of the proceeds used to pay a portion of the cash consideration for the BioRx, LLC (“BioRx”) acquisition (Note 4). The purchase price for each stock option repurchased was based on the public offering price per share, net of the underwriting discount and each individual’s exercise price.

2.              BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”).

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

Effect of Conversion from S Corporation to C Corporation

On January 23, 2014, the Company converted its income tax status from an S corporation to a C corporation. Accordingly, on that date, the Company recorded a net deferred income tax liability of $2,965 and a charge to income tax expense for the same amount. The Company reclassified its accumulated deficit, inclusive of the net deferred tax liability adjustment, into additional paid-in capital on the date of conversion.

Reclassifications

Certain items in the prior periods’ financial statements have been reclassified to conform to the current presentation.

3.              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Diplomat Pharmacy, Inc., its wholly-owned subsidiaries, and a 51%-owned subsidiary, formed in August 2014, which the Company controls (see Note 9). The Company also owns a 25% interest in a non-consolidated entity which is accounted for under the equity method of accounting since the Company does not control the entity but has the ability to exercise significant influence over its operating and financial policies. This equity method investment was fully impaired during the fourth quarter of 2014. An investment in an entity in which the Company owns less than 20% and does not have the ability to exercise significant influence is accounted for under the cost method.

Noncontrolling interest in a consolidated subsidiary in the consolidated balance sheets represents the minority shareholders’ proportionate share of the equity in such subsidiary. Consolidated net income (loss) is allocated to the Company and noncontrolling interests (i.e., minority shareholders) in proportion to their percentage ownership.

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

A federal program provides non-interest bearing cash balances insurance coverage up to $250 per depositor at each financial institution. The Company’s cash balances may exceed federally insured limits.

Concentration of credit risk with respect to trade accounts receivable is limited by the large number of patients comprising the Company’s customer base and their dispersion across multiple payors and multiple geographic areas. No single payor customer accounted for more than 10% of net sales for any period presented or trade accounts receivable at December 31, 2015 and 2014.

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

The Company maintains an allowance for doubtful accounts that reduces receivables to amounts that are expected to be collected. In estimating the allowance, management considers factors such as current overall economic conditions, historical and anticipated customer performance, historical experience with write-offs, and the level of past due accounts. The Company’s general policy for uncollectible accounts, if not reserved through specific examination procedures, is to reserve based upon the aging categories of accounts receivable. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

Activity in the allowance for doubtful accounts was as follows:

	Year Ended December 31,
	2015	2014	2013
Beginning balance	$(3,043)	$(849)	$(751)
Charged to expense	(5,990)	(4,045)	(873)
Write-offs, net of recoveries	910	1,851	775
Ending balance	$(8,123)	$(3,043)	$(849)

Inventories

Inventories, consisting primarily of prescription and over-the-counter (“OTC”) medications, are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Prescription medications are returnable to the Company’s vendors and fully refundable before six months of expiration, and any remaining expired medication is relieved from inventory on a quarterly basis.

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

Assets held for sale are carried at the lower of their carrying amounts or estimated fair values less costs to sell.

Capitalized Software for Internal Use

The Company capitalizes certain development costs primarily related to a custom-developed, proprietary, scalable patient care system. The Company expenses the costs incurred during the preliminary project stage, and capitalizes the direct development costs, including the associated payroll and related costs for employees and outside contractors working on development, during the application development stage. The Company monitors development on an ongoing basis and capitalizes the costs of any major improvements or that result in significant additional functionality.

Capitalized internal use software costs are amortized on a straight-line basis over the estimated useful lives of the assets, generally three to five years. For income tax purposes, accelerated methods of amortization are generally used. Management evaluates the useful lives of these assets on an annual basis.

Definite-Lived Intangible Assets, net

Definite-lived intangible assets consist of assets related to acquisitions and are amortized over their estimated useful lives using an accelerated method for patient relationships and the straight line method for the remaining intangible assets.

Long-Lived Assets

Long-lived assets, such as property and equipment, capitalized software for internal use and definite-lived intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group to be tested for possible impairment, the Company compares the undiscounted cash flows expected to be generated by that asset or asset group to its carrying amount. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment charge is recognized to the extent that the carrying amount exceeds fair value. Fair value is determined through various valuation techniques, such as discounted cash flow models and third-party independent appraisals.

Goodwill

Goodwill represents the excess acquisition cost of an acquired entity over the estimated fair values of the net tangible assets and the identifiable intangible assets acquired. Goodwill is not amortized, but rather is reviewed for impairment annually as of October 1, or more frequently if facts or circumstances indicate that the carrying value may not be recoverable.

An entity has the option to perform a qualitative assessment to determine whether it is more-likely-than-not that the fair value of the reporting unit is less than its carrying amount prior to performing the two-step quantitative impairment test. The qualitative assessment evaluates various events and circumstances, such as macro-economic conditions, industry and market conditions, cost factors, relevant events and financial trends that may impact a reporting unit’s fair value. If it is determined that the estimated fair value of the reporting unit is more-likely-than-not less than its carrying amount, including goodwill, the two-step quantitative goodwill impairment test is required. Otherwise, no further analysis would be required.

If the two-step impairment test for goodwill is utilized, this quantitative impairment analysis compares the fair value of the Company’s reporting unit to its related carrying value. Step one of this impairment test is to compare the reporting unit fair value to its carrying value. The reporting unit’s fair value is based upon consideration of various valuation methodologies, including projected future cash flows discounted at rates commensurate with the risks involved, guideline transaction multiples, and multiples of current and future earnings. If the fair value of the reporting unit is less than its carrying amount, an indication of goodwill impairment exists and the Company must perform step two of the impairment test. Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation and the residual fair value after this allocation is the implied fair value of the reporting unit goodwill.

For 2015, the Company performed a qualitative assessment of goodwill and determined that it was not more-likely-than-not that any of the fair values of its reporting units were less than their respective carrying amounts. Accordingly, the Company concluded that its goodwill was not impaired.

Debt Issuance Costs

Costs incurred related to the issuance of the Company’s new credit facility are deferred and are being amortized to interest expense over the term of the agreement.

Revenue Recognition

The Company recognizes revenue from prescription drug sales for home delivery at the time the drugs are shipped. At the time of shipment, the Company has performed substantially all of its obligations under its payor contracts and does not experience a significant level of returns or reshipments. Revenues from dispensing specialty prescriptions that are picked up by patients at an open door or retail pharmacy location are recorded at prescription adjudication, which approximates the fill date. Sales taxes are presented on a net basis (excluded from revenues and costs). Revenues generated from prescription drug sales were $3,346,652, $2,202,299 and $1,504,534 for the years ended December 31, 2015, 2014 and 2013, respectively.

The Company recognizes revenue from service, data and consulting services when the services have been performed and the earnings process is therefore complete. Revenues generated from service, data and consulting services were $19,979, $12,657 and $10,605 for the years ended December 31, 2015, 2014 and 2013, respectively.

The Company derived its revenue from the following therapeutic classes:

	Year Ended December 31,
	2015	2014	2013
Oncology	$1,432,091	$1,068,751	$736,987
Hepatitis	520,771	<10%	<10%
Immunology(1)	510,708	438,145	378,685
Specialty Infusion	374,884	<10%	<10%
Multiple Sclerosis	<10%	226,805	169,470
Other (none greater than 10% in the period)	528,177	481,255	229,997
Total revenue	$3,366,631	$2,214,956	$1,515,139

(1)         Includes drugs dispensed to treat arthritis, Crohn’s disease and psoriasis.

Shipping and Handling Costs

Shipping and handling costs are not billed to patients; therefore, there are no shipping and handling revenues. The Company recognizes shipping and handling costs as incurred as a component of “Selling, general and administrative expenses” and were $13,899, $12,269 and $10,123 for the years ended December 31, 2015, 2014 and 2013, respectively.

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred and were $3,553, $1,174 and $507 for the years ended December 31, 2015, 2014 and 2013, respectively.

Share-Based Compensation

We have granted stock options to key employees with an exercise price being equal to the closing market stock price of the underlying common shares on the date the option is granted. Stock options expected to be settled in shares of the Company’s common stock are recorded as equity awards with an exercise price equal to the closing market stock price of the underlying common shares on the date of grant. The grant date fair value of these awards is measured using the Black-Scholes-Merton option pricing model. Stock options generally become exercisable in installments of 25% per year, beginning on the first anniversary of the grant date and each of the three anniversaries thereafter, and have a maximum term of ten years. Certain stock option grants have performance-based conditions, which require the satisfaction of one-year revenue and Adjusted EBITDA goals prior to vesting. The Company expenses the grant date fair value of its stock options over their respective vesting periods on a straight-line basis.

Restricted stock awards expected to be settled in shares of the Company’s common stock are recorded as equity awards. These awards vest on the first anniversary of the grant date.

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

The Company records interest and penalties related to tax uncertainties as income tax expense. Based on management’s evaluation, the Company concluded there were no significant uncertain tax positions requiring recognition in its consolidated financial statements.

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

Segment Information

The Company’s chief operating decision maker reviews the financial results of the Company in total when evaluating financial performance and for purposes of allocating resources. The Company has thus determined that it operates in a single reportable segment — specialty pharmacy services.

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which will supersede the existing revenue recognition guidance under U.S. GAAP. The new standard focuses on creating a single source of revenue guidance for revenue arising from contracts with customers for all industries. The objective of the new standard is for companies to recognize revenue when it transfers the promised goods or services to its customers at an amount that represents what the company expects to be entitled to in exchange for those goods or services. In July 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606) Deferral of the Effective Date, which deferred the effective date of ASU 2014-09 by one year to annual reporting periods beginning after December 15, 2017 for public entities. ASU 2014-09 may be applied either retrospectively or as a cumulative effect adjustment as of the date of adoption. Early adoption is not permitted. The Company is currently assessing the method under which it will adopt and the potential impact of adopting ASU 2014-09 on its financial position, results of operations, cash flows and/or disclosures, although the Company does not expect the impact to be significant.

In June 2014, the FASB issued ASU No. 2014-12, Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period, requiring that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. This ASU is effective for annual periods beginning on or after December 15, 2015, including interim periods within those annual periods. The Company does not expect the adoption of this guidance to have a significant impact on its financial position, results of operations, cash flows and/or disclosures.

In April 2015, the FASB issued ASU No. 2015-03, Interest — Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”), and, in August 2015, the FASB issued ASU No. 2015-15, Interest — Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements - Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting (“ASU 2015-15”). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-15 then clarified that the SEC staff would not object to debt issuance costs related to a line-of-credit arrangement being presented as an asset on the balance sheet, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. These ASU’s are effective for annual periods beginning after December 15, 2015, and for interim periods within those annual periods. An entity should apply this new guidance on a retrospective basis and is required to comply with applicable disclosures for a change in an accounting principle. These standards will result in an insignificant balance sheet reclassification and require related disclosure revisions in the Company’s financial statements.

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, requiring that inventory be measured at the lower of cost and net realizable value. Net realizable value is defined as estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This ASU is effective for annual periods beginning on or after December 15, 2016, including interim periods within those annual periods. The Company is currently evaluating the impact, if any, that the adoption of this guidance will have on its financial position, results of operations, cash flows and/or disclosures.

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments, requiring that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. This ASU also requires an entity to present separately on the face of the income statement, or disclose in the notes to the financial statements, the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. This ASU is effective for annual periods beginning on or after December 15, 2015, including interim periods within those annual periods, and will be applied prospectively to measurement-period adjustments that occur after the effective date of this ASU.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, eliminating the current requirement for companies to present deferred tax assets and liabilities as current and noncurrent. Instead, companies will be required to classify all deferred tax assets and liabilities as noncurrent. This ASU is effective for annual periods beginning on or after December 15, 2016, including interim periods within those annual periods. The adoption of this guidance will result in a balance sheet reclassification and require related disclosure revisions in the Company’s financial statements.

4.              BUSINESS ACQUISITIONS

The Company accounts for its business acquisitions using the acquisition method as required by FASB Accounting Standards Codification Topic 805, Business Combinations. The Company ascribes significant value to the synergies and other benefits that do not meet the recognition criteria of acquired identifiable intangible assets. Accordingly, the value of these components is included within goodwill. The Company’s business acquisitions described below, except for one subsidiary of BioRx, were treated as asset purchases for income tax purposes and the related goodwill resulting from these business acquisitions is deductible for tax purposes. The results of operations for acquired businesses are included in the Company’s consolidated financial statements from their respective acquisition dates.

The assets acquired and liabilities assumed in the business combinations described below, including identifiable intangible assets, were based on their estimated fair values as of the acquisition date. The excess of purchase price over the estimated fair value of the net tangible and identifiable intangible assets acquired was recorded as goodwill. The allocation of the purchase price required management to make significant estimates in determining the fair values of assets acquired and liabilities assumed, especially with respect to intangible assets. These estimated fair values were based on information obtained from management of the acquired companies and historical experience and, with respect to the long-lived tangible and intangible assets, were made with the assistance of an independent valuation firm. These estimates included, but were not limited to, the cash flows that an asset is expected to generate in the future, and the cost savings expected to be derived from acquiring an asset, discounted at rates commensurate with the risks and uncertainties involved. For acquisitions that involved contingent consideration, the Company recognized a liability equal to the fair value of the contingent consideration obligation as of the acquisition date. The estimate of fair value of a contingent consideration obligation required subjective assumptions to be made regarding future business results, discount rates and probabilities assigned to various potential business result scenarios.

Burman’s Apothecary, LLC

On June 19, 2015, the Company acquired all of the outstanding equity interests of Burman’s Apothecary, LLC (“Burman’s”). Burman’s, located in the greater Philadelphia, Pennsylvania area, is a provider of individualized patient care with a primary focus on hepatitis C. The Company acquired Burman’s to further expand its existing hepatitis business, to gain access to proprietary technology and to increase its national presence. The following table summarizes the consideration transferred to acquire Burman’s:

Cash	$77,416
253,036 restricted common shares	9,578
$86,994

The above share consideration is based on 253,036 shares, as computed in accordance with the purchase agreement, multiplied by the per share closing market price as of June 18, 2015 ($42.06) and multiplied by 90% to account for the restricted nature of the shares.

Approximately $5,000 of the purchase consideration was deposited into an escrow account to be held for two years after the closing date to satisfy any of the Company’s indemnification claims.

The Company incurred acquisition-related costs of $860 which were charged to “Selling, general and administrative expenses” during the year ended December 31, 2015.

The following table summarizes the preliminary fair values of identifiable assets acquired and liabilities assumed at the acquisition date:

Accounts receivable	$17,109
Inventories	8,064
Prepaid expenses and other current assets	7,513
Property and equipment	88
Capitalized software for internal use	17,000
Definite-lived intangible assets	22,200
Accounts payable	(25,761)
Accrued expenses — compensation and benefits	(169)
Accrued expenses — other	(6)
Total identifiable net assets	46,038
Goodwill	40,956
$86,994

Definite-lived intangible assets that were acquired and their respective useful lives are as follows:

	Useful Life	Amount
Physician relationships	10 years	$14,000
Non-compete employment agreements	5 years	5,500
Favorable supply agreement	1 year	2,700
		$22,200

BioRx

On April 1, 2015, the Company acquired BioRx, a highly specialized pharmacy and infusion services company based in Cincinnati, Ohio that provides treatments for patients with ultra-orphan and rare, chronic diseases, predominately in the home, and often via intravenous infusion. The Company acquired BioRx to further expand its existing specialty infusion business and to increase its national presence. The following table summarizes the consideration transferred to acquire BioRx:

Cash	$217,024
4,038,853 restricted common shares	125,697
Contingent consideration at fair value	41,000
$383,721

The above share consideration at closing is based on 4,038,853 shares, as computed in accordance with the purchase agreement, multiplied by the per share closing market price as of March 31, 2015 ($34.58) and multiplied by 90% to account for the restricted nature of the shares.

The purchase price includes a contingent consideration arrangement that requires the Company to issue up to 1,350,309 shares of its restricted common stock, as computed in accordance with the purchase agreement, to the former holders of BioRx’s equity interests based upon the achievement of a certain earnings before interest, taxes, depreciation and amortization target in the 12-month period ending March 31, 2016. Payment of the contingent consideration is subject to acceleration at the maximum contingent amount in the event of (i) a change in control of the Company or (ii) the termination without cause of either of two principals of BioRx that have continued employment with the Company following the closing, in each case during the 12-month period ending March 31, 2016. An independent valuation firm assisted with the Company’s determination of the fair value of the contingent consideration utilizing a Monte Carlo simulation. Based on BioRx’s operating results since its acquisition, the fair value of this contingent consideration liability increased to $46,208 as of December 31, 2015. The Company expects that this contingent consideration will be paid in full as all performance conditions were met as of December 31, 2015.

Approximately $10,000 of the purchase consideration was deposited into an escrow account to be held for two years after the closing date to satisfy any of the Company’s indemnification claims.

The Company incurred acquisition-related costs of $1,398 which were charged to “Selling, general and administrative expenses” during the year ended December 31, 2015.

The following table summarizes the preliminary fair values of identifiable assets acquired and liabilities assumed at the acquisition date:

Cash and cash equivalents	$1,786
Accounts receivable	37,716
Inventories	5,546
Deferred income taxes	715
Prepaid expenses and other current assets	287
Property and equipment	494
Definite-lived intangible assets	181,700
Other noncurrent assets	163
Accounts payable	(25,088)
Accrued expenses — compensation and benefits	(1,653)
Accrued expenses — other	(852)
Deferred income taxes	(8,495)
Total identifiable net assets	192,319
Goodwill	191,402
$383,721

Definite-lived intangible assets that were acquired and their respective useful lives are as follows:

	Useful Life	Amount
Patient relationships	10 years	$130,000
Non-compete employment agreements	5 years	39,700
Trade names and trademarks	8 years	12,000
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
$68,537

The purchase price includes a contingent consideration arrangement that requires the Company to pay the former owners an additional payout based upon the achievement of certain revenue and gross profit targets in each of the 12-month periods ending June 30, 2015 and 2016. The maximum payout of contingent consideration is $11,500. Based upon MedPro’s actual results for the 12-month period ended June 30, 2015, $5,750 was earned and was paid during the third quarter of 2015. Based on operating results since MedPro’s acquisition, the Company increased the estimated contingent payment in the fourth quarter of 2014, and, with accreted interest through December 31, 2015, the resulting liability as of December 31, 2015 was $5,457.

Approximately $3,500 of the purchase consideration was deposited into an escrow account to be held for two years after the closing date to satisfy any of the Company’s indemnification claims.

The Company incurred acquisition-related costs of $825 which were charged to “Selling, general and administrative expenses” during the year ended December 31, 2014.

The following table summarizes the fair values of identifiable assets acquired and liabilities assumed at the acquisition date:

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
		$37,099

American Homecare Federation, Inc.

On December 16, 2013, the Company acquired all of the authorized, issued and outstanding shares of capital stock of American Homecare Federation, Inc. (“AHF”). AHF provides clotting medications, ancillaries and supplies to individuals with bleeding disorders, such as hemophilia. AHF has provided pharmacy services exclusively to the bleeding disorders community since 1989. The acquisition of AHF allows the Company to participate in AHF’s direct purchase agreements with key hemophilia manufacturers while also providing AHF access to the Company’s proprietary care management modules to better manage clinical care of the AHF patients.

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
$13,449

The purchase price includes a contingent consideration arrangement that requires the Company to pay the former owners an additional payout based on achieving certain revenue and gross profit targets in each of the years ending December 31, 2014 and 2015. The maximum payout of contingent consideration is $2,000. Based upon AHF’s actual results for the year ended December 31, 2014, $1,000 was earned and was paid during the first quarter of 2015. Based upon AHF’s actual results for the year ended December 31, 2015, $1,000 was reflected as a liability as of December 31, 2015 and was paid during the first quarter of 2016.

Approximately $1,350 of the purchase consideration was deposited into an escrow account that will be held for two years after the closing date to satisfy any of the Company’s indemnification claims. The full amount was released from escrow during the first quarter of 2016.

The Company incurred acquisition-related costs of $190 and $309 that were charged to “Selling, general and administrative expenses” for the years ended December 31, 2014 and 2013, respectively.

The following table summarizes the fair values of identifiable assets acquired and liabilities assumed at the acquisition date:

Cash and cash equivalents	$1,917
Accounts receivable	3,512
Inventories	1,138
Prepaid expenses and other current assets	27
Property and equipment	182
Definite-lived intangible assets	7,100
Accounts payable	(1,647)
Accrued expenses — compensation and benefits	(68)
Accrued expenses — other	(225)
Total identifiable net assets	11,936
Goodwill	1,513
$13,449

Definite-lived intangible assets that were acquired and their respective useful lives are as follows:

	Useful Life	Amount
Patient relationships	10 years	$5,100
Trade names and trademarks	10 years	1,400
Non-compete employment agreements	5 years	600
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

	Year Ended December 31,
	2015	2014
Net sales	$3,643,347	$2,811,383
Net income attributable to Diplomat Pharmacy, Inc.	$38,269	$9,305
Net income per common share — basic	$0.61	$0.21
Net income per common share — diluted	$0.58	$0.19

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

The following table presents the placement in the fair value hierarchy of assets and liabilities that are measured and disclosed at fair value on a recurring basis at December 31, 2015 and 2014:

	Asset /		Valuation
	(Liability)	Level 3	Technique
December 31, 2015:
Contingent consideration	$(52,665)	$(52,665)	C

December 31, 2014:
Contingent consideration	$(11,691)	$(11,691)	C

The following table sets forth a roll forward of the Level 3 measurements:

Contingent Consideration
Balance at January 1, 2013	$—
AHF acquisition	(1,300)
Balance at December 31, 2013	(1,300)
MedPro acquisition	(4,270)
Change in fair value — AHF and MedPro	(6,121)
Balance at December 31, 2014	(11,691)
BioRx acquisition	(41,000)
Change in fair value — AHF, BioRx and MedPro	(6,724)
Payment — AHF and MedPro	6,750
Balance at December 31, 2015	$(52,665)

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

6.              INVENTORIES

Inventories consist of the following:

	December 31,
	2015	2014
Prescription and OTC medications	$165,950	$110,464
Raw materials	—	208
Finished goods	—	11
	$165,950	$110,683

7.              PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

		December 31,
	Useful Life	2015	2014
Land	—	$332	$332
Buildings	40 years	9,331	8,362
Leasehold improvements	5 - 15 years*	1,142	760
Equipment and fixtures	5 - 10 years	9,369	7,181
Computer equipment	3 - 5 years	3,912	2,665
Construction in progress		519	40
		24,605	19,340
Accumulated depreciation		(8,067)	(6,190)
		$16,538	$13,150

* Unless applicable lease term is shorter.

In 2012, the Company adopted a plan to dispose of its office facilities that were formerly used as its corporate headquarters and reflected the property as assets held for sale of $1,232. The Company determined that the carrying value of the underlying assets exceeded their fair value in 2013. Consequently, the Company recorded an impairment loss of $932, which represented the excess carrying values of the assets over their fair value, less cost to sell. The property was sold in 2014. No gain or loss was recognized on the sale.

Depreciation expense for the years ended December 31, 2015, 2014 and 2013 was $2,071, $1,474 and $1,365, respectively.

8.              CAPITALIZED SOFTWARE FOR INTERNAL USE

Capitalized software for internal use consists of the following:

		December 31,
	Useful Life	2015	2014
Capitalized software for internal use	3 - 5 years	$33,213	$12,407
Construction in progress		17,409	9,661
		50,622	22,068
Accumulated amortization		(13,372)	(8,832)
		$37,250	$13,236

Amortization expense for the years ended December 31, 2015, 2014 and 2013 was $4,541, $2,635 and $2,568, respectively. Estimated future amortization expense is as follows:

2016	$7,552
2017	8,275
2018	7,760
2019	6,882
2020	5,040
Thereafter	1,741
$37,250

9.              GOODWILL AND DEFINITE-LIVED INTANGIBLE ASSETS

The following table sets forth a roll forward of goodwill:

Balance at January 1, 2013	$—
AHF acquisition	1,537
Balance at December 31, 2013	1,537
MedPro acquisition	21,635
Miscellaneous	(24)
Balance at December 31, 2014	23,148
BioRx acquisition	191,402
Burman’s acquisition	40,956
Miscellaneous	812
Balance at December 31, 2015	$256,318

Definite-lived intangible assets consist of the following:

	December 31, 2015			December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patient relationships	$159,100	$(15,217)	$143,883	$29,100	$(2,895)	$26,205
Non-compete employment agreements	50,199	(8,111)	42,088	4,999	(560)	4,439
Trade names and trademarks	22,100	(2,710)	19,390	10,100	(575)	9,525
Physician relationships	14,000	(758)	13,242	—	—	—
Software licensing agreement	2,647	—	2,647	2,647	—	2,647
Favorable supply agreement	2,700	(1,463)	1,237	—	—	—
Intellectual property	2,157	—	2,157	2,157	—	2,157
	$252,903	$(28,259)	$224,644	$49,003	$(4,030)	$44,973

Amortization expense for the years ended December 31, 2015 and 2014 was $24,229 and $4,030, respectively. Estimated future amortization expense is as follows:

2016	$31,415
2017	30,825
2018	30,427
2019	29,818
2020	24,330
Thereafter	77,829
$224,644

On August 28, 2014, the Company and two unrelated third party entities entered into a contribution agreement to form a new company, Primrose Healthcare, LLC (“Primrose”). Primrose functions as a management company, managing a network of physicians and medical professionals providing continuum care for patients infected with the hepatitis C virus. The Company contributed $5,000 for its 51% ownership interest, of which $2,000 and $3,000 were contributed during the years ended December 31, 2015 and 2014, respectively. The unrelated third party entities contributed a software licensing agreement valued at $2,647 and intellectual property valued at $2,157. No amortization related to these intangibles has been recorded as the entity has yet to recognize any revenue.

10.       INVESTMENTS IN NON-CONSOLIDATED ENTITIES

In October 2011, the Company purchased a 25% minority interest in WorkSmartMD, L.L.C., also known as Ageology, for $5,000 of cash consideration, which was paid in installments during 2011, 2012 and 2013. No further payments or other commitments are required as of December 31, 2015. Because the Company does not direct the activities that most significantly impact the economic performance of Ageology, management has determined that the Company is not its primary beneficiary.

Ageology is an anti-aging physician network dedicated to nutrition, fitness and hormones, and has created a commercial software product for anti-aging physician practices that became a saleable product during the latter half of 2014. The Company accounts for Ageology under the equity method, as it has significant influence over its operations. The Company’s portion of Ageology’s net losses for the years ended December 31, 2014 and 2013 were $1,339 and $1,055, respectively.

During January 2014, the Company entered into a $500, 8% per annum interest bearing secured promissory note receivable from Ageology. During November and December 2013, the Company entered into two $1,000 6% per annum interest-bearing promissory notes receivable from Ageology. The notes are secured by all personal property and fixtures owned by Ageology. These notes are due on demand. In addition, in transactions unrelated to the Company, an affiliated entity of the Company’s chief executive officer has personally loaned $10,075 to Ageology as of December 31, 2015.

During the fourth quarter of 2014, the Company reassessed the recoverability of its investment in Ageology. Based upon this assessment, it was determined that a full impairment was warranted, primarily due to updated projections of continuing losses into the foreseeable future. The $4,869 impairment is contained within “Equity loss and impairment of non-consolidated entity” for the year ended December 31, 2014.

In December 2014, the Company invested $3,500 in Physician Resource Management, Inc. (“PRM”) in exchange for a 15.0% equity position. In October 2015, the Company invested an additional $1,459, which increased its equity position in PRM to 19.9%. The Company accounts for this investment under the cost method as the Company does not have significant influence over its operations.

11.       DEBT

On July 20, 2012, the Company entered into a credit facility (“facility”) with Healthcare Financial Solutions, LLC (as substitute agent for General Electric Capital Corporation), an affiliate of Capital One, National Association (“Capital One”), as agent and lender, along with other lenders and credit parties, that provided for borrowings under a line of credit of up to $60,000. In 2013, the facility was amended to increase the commitment under the line of credit to $85,000. In June 2014, the facility was further amended to increase the commitment under the line of credit to $120,000. On April 1, 2015, in connection with the BioRx acquisition, the Company entered into a Second Amended and Restated Credit Agreement with Capital One, as agent and as a lender, the other lenders party thereto and the other credit parties party thereto, providing for an increase in the Company’s line of credit to $175,000, a fully drawn Term Loan A for $120,000 and a deferred draw term loan for an additional $25,000 (the “new credit facility”). The new credit facility also extended the maturity date to April 1, 2020. The new credit facility provides for the issuance of letters of credit up to $10,000 and swingline loans up to $15,000, the issuance and incurrence of which will reduce the availability of the line of credit. The new credit facility is guaranteed by substantially all of the Company’s subsidiaries and is collateralized by substantially all of the Company’s and its subsidiaries’ respective assets, with certain exceptions. In addition, the Company has pledged the equity of substantially all of its subsidiaries as security for the obligations under the new credit facility. The Company adds newly acquired subsidiaries promptly for purposes of, among other things, the guarantor, collateralization and pledge provisions of the facility. The Company is required to maintain a depository bank account where money is collected and swept directly to the line of credit. Under its line of credit, the Company had weighted average borrowings of $12,022 and $34,141 and maximum borrowings of $78,866 and $93,173 during the years ended December 31, 2015 and 2014, respectively. At December 31, 2015, the Company had $117,000 outstanding on Term Loan A. At December 31, 2014, the Company had no borrowings outstanding after paying all outstanding borrowings in October 2014 with proceeds received from its IPO. The Company had $166,691 and $108,272 available to borrow on its line of credit at December 31, 2015 and 2014, respectively.

At December 31, 2015, the Company’s Term Loan A interest rate options were (i) LIBOR (as defined) plus 2.50% or (ii) Base Rate (as defined) plus 1.50%, and the Company’s line of credit and swingline loan interest rate options were (i) LIBOR (as defined) plus 2.00% or (ii) Base Rate (as defined) plus 1.00%. The Company’s Term Loan A interest rate was 2.74% at December 31, 2015. The Company is charged a monthly unused commitment fee ranging from 0.25% to 0.50% on the average unused daily balance.

The Company incurred deferred financing costs of $5,055 associated with the new credit facility, which were capitalized in “Deferred debt issuance costs” on the consolidated balance sheet. These costs, along with previously unamortized deferred debt issuance costs, are being amortized to interest expense over the term of the new credit facility.

The new credit facility contains certain financial and non-financial covenants. The Company was in compliance with all such covenants as of December 31, 2015.

The Company recognized related party interest expense of $781 and $357 for the years ended December 31, 2014 and 2013, respectively.

The Company has the following contractual debt obligations outstanding associated with Term Loan A at December 31, 2015:

2016	$6,000
2017	7,500
2018	9,000
2019	10,500
2020	84,000
$117,000

12.       SHARE-BASED COMPENSATION

Stock Options

Effective October 2014, the Company established the 2014 Omnibus Incentive Plan (“2014 Plan”), which permits the granting of stock options, stock appreciation rights, restricted stock units and other stock-based awards. The 2014 Plan initially authorized up to 4,000,000 shares of common stock for awards to be issued to employees, directors or consultants of the Company, and each fiscal year, the number of shares reserved for issuance under the plan automatically increases by an amount equal to 2% of the total number of outstanding shares of common stock as of the beginning of such fiscal year. The stock-based awards will be issued at no less than the market price on the date the awards are granted. Under the 2014 Plan, the Company granted service-based awards of 893,896 and 982,000 options to purchase common stock to key employees during the year ended December 31, 2015 and the fourth quarter of 2014, respectively. The options become exercisable in installments of 25% per year, beginning on the first anniversary of the grant date and each of the three anniversaries thereafter, and have a maximum term of ten years. The Company also granted performance-based awards of 391,043 options to purchase common stock to key employees under the 2014 Plan during the year ended December 31, 2015. Such options were earned based upon the Company’s performance relative to specified revenue and adjusted earnings before interest, taxes, depreciation and amortization goals for the year ended December 31, 2015. The earned options vest in four installments of 25%, with the first installment vesting upon Audit Committee confirmation of the satisfaction of the applicable performance goals, and the remaining installments vesting annually thereafter. These options also have a maximum term of ten years.

The Company’s 2007 Stock Option Plan, as amended (“2007 Plan”), authorized the granting of stock options to employees, directors or consultants at no less than the market price on the date the option was granted. Options generally become exercisable in installments of 25% per year, beginning on the first anniversary of the grant date and each of the three anniversaries thereafter, and have a maximum term of ten years. No further awards will be granted under the 2007 Plan. All outstanding awards previously granted under the 2007 Plan, including those granted in 2014, will continue to be governed by their existing terms.

The Company recorded share-based compensation expense associated with stock options of $3,748, $2,846 and $886 for the years ended December 31, 2015, 2014 and 2013, respectively.

At December 31, 2015, the total compensation cost related to non-vested options not yet recognized was $15,923, which will be recognized over a weighted average period of 3.3 years, assuming all employees complete their respective service periods for vesting of the options.

A summary of the Company’s stock option activity for the years ended December 31, 2013, 2014 and 2015 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Options	Price	Life	Value
			(Years)
Outstanding at January 1, 2013	5,555,462	$3.28	7.5	$14,976
Granted	1,102,042	9.39
Outstanding at December 31, 2013	6,657,504	4.30	7.0	69,732
Granted	1,867,588	14.77
Repurchased	(1,307,761)	9.39
Outstanding at December 31, 2014	7,217,331	7.54	6.9	142,262
Granted	1,284,939	39.11
Repurchased	(1,641,387)	5.44
Exercised	(1,943,022)	5.32
Expired/cancelled	(803,176)	16.59
Outstanding at December 31, 2015	4,114,685	$17.53	7.7	$76,567

Exercisable at December 31, 2015	1,345,540	$6.32	5.9	$37,712

The total intrinsic values of options exercised during the years ended December 31, 2015 and 2014 were $103,317 and $9,400, respectively.

The weighted average grant-date fair value of options granted during the years ended December 31, 2015, 2014 and 2013 was $11.84, $3.37 and $1.30, respectively. The grant-date fair value of each option award is estimated using the Black-Scholes-Merton option pricing model using the assumptions set forth in the following table:

	Year Ended December 31,
	2015	2014	2013
Exercise price	$27.80 - $48.72	$13.00 - $16.74	$5.88 - $16.16
Expected volatility	25.12% - 26.70%	23.2% - 24.3%	23.3% - 25.3%
Expected dividend yield	0%	0%	0%
Risk-free rate for expected term	1.53% - 2.01%	1.82% - 1.85%	0.65% - 1.27%
Expected term (in years)	6.25	6.25	4.00

Estimating grant date fair values for employee stock options requires management to make assumptions regarding the current value of the Company’s common shares (prior to IPO closing), expected volatility of value of those underlying shares, the risk-free rate over the expected life of the stock options, and the date on which share-based payments will be settled. Prior to the closing of the IPO, the Company estimated its common share fair value using the income approach and market approach using the market comparable method. Expected volatility is based on an implied volatility for a group of industry-relevant healthcare companies as of the measurement date. Risk-free rate is determined based upon U.S. Treasury rates over the estimated expected option lives. Expected dividend yield is zero as the Company does not anticipate that any dividends will be declared during the expected term of the options. The expected term of options granted is calculated using the simplified method (the midpoint between the end of the vesting period and the end of the maximum term) because the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term due to the limited period of time its awards have been outstanding. If actual results differ significantly from these estimates and assumptions, share-based compensation expense, primarily with respect to future share-based awards, could be materially impacted.

In March 2015, the Company repurchased vested stock options to buy 1,641,387 shares of common stock from certain current employees, including certain executive officers, for cash consideration totaling $36,298. All repurchased stock options were granted under the Company’s 2007 Stock Option Plan. No incremental compensation expense was recognized as a result of these repurchases.

In May 2014, the Company entered into a Stock Option Redemption Agreement with a former executive whereby the Company repurchased vested stock options to acquire 884,000 shares of common stock for the cash purchase price of $4,000. No incremental compensation expense was recognized as a result of this repurchase.

In April 2014, the Company repurchased vested stock options to buy 183,993 shares of common stock from certain current employees for cash consideration, totaling $2,300. No incremental compensation expense was recognized as a result of these repurchases.

In January 2014, the Company repurchased vested stock options to buy 239,768 shares of common stock from certain current employees for cash consideration, totaling $3,100. No incremental compensation expense was recognized as a result of these repurchases.

For U.S. GAAP purposes, share-based compensation expense associated with stock options is based upon recognition of the grant date fair value over the vesting period of the option. For income tax purposes, share-based compensation tax deductions associated with stock option exercises and repurchases are based upon the difference between the stock price and the exercise price at time of exercise or repurchase. In instances where share-based compensation expense for tax purposes is in excess of share-based compensation expense for U.S. GAAP purposes which has predominately been the case for the Company, U.S. GAAP requires that the tax benefit associated with this excess expense be recorded to shareholders’ equity to the extent that it reduces cash taxes payable. During the years ended December 31, 2015 and 2014, the Company recorded excess tax benefits related to share-based awards of $20,805 and $3,689, respectively. As of December 31, 2015, the Company has approximately $41,400 of federal excess share-based compensation expense remaining to offset against future taxable income. The amount of excess tax benefits yet to be recognized by the Company as a reduction to cash taxes payable is estimated to be approximately $17,400.

U.S. GAAP also requires that excess tax benefits related to share-based awards be reported as a decrease to cash flows from operating activities and as an increase to cash flows from financing activities. Therefore, the Company reported $20,805 and $3,689 of excess tax benefits related to share-based awards as decreases to cash flows from operating activities and as increases to cash flows from financing activities for the years ended December 31, 2015 and 2014, respectively.

Restricted Stock Awards

Under the 2014 Plan, the Company issued restricted stock awards to non-employee directors. The value of the restricted stock awards is determined by the market value of the Company’s common stock at the date of grant. The value of the restricted stock awards is recorded as compensation expense on a straight-line basis over the vesting period, which is one year.

The Company recorded share-based compensation expense associated with restricted stock awards of $188 and $25 for the years ended December 31, 2015 and 2014, respectively. At December 31, 2015, the total compensation cost related to non-vested restricted stock awards not yet recognized was $228, which will be recognized during 2016, assuming the non-employee directors complete their service period for vesting of the restricted stock awards.

A summary of the Company’s restricted stock award activity for the years ended December 31, 2014 and 2015 is as follows:

	Number	Weighted
	of Shares	Average
	Subject to	Grant Date
	Restriction	Fair Value
Nonvested at January 1, 2014	—	$—
Granted	8,277	18.12
Nonvested at December 31, 2014	8,277	18.12
Granted	10,805	26.60
Vested	(8,277)	18.12
Nonvested at December 31, 2015	10,805	$26.60

13.       INCOME TAXES

As disclosed in Note 2, on January 23, 2014, the Company converted its income tax status from an S corporation to a C corporation. Accordingly, on that date, the Company recorded a net deferred income tax liability of $2,965 and a corresponding charge to deferred income tax expense.

Significant components of the expense for income taxes for the year ended December 31, 2015 and for the period from January 23, 2014 to December 31, 2014 are as follows:

	2015	2014
Current:
Federal	$(17,592)	$(4,752)
State and local	(3,257)	(1,198)
Total current	(20,849)	(5,950)

Deferred:
Federal	4,061	1,087
State and local	554	208
Total deferred	4,615	1,295

	$(16,234)	$(4,655)

The reconciliation of income taxes computed at the U.S. federal statutory tax rate to income tax expense is as follows:

	Year Ended
	December 31,
	2015	2014
Income tax expense at U.S. statutory rate	$(14,352)	$(3,222)
Tax effect from:
State income taxes, net of federal benefit	(1,563)	(351)
Loss on noncontrolling interest	(351)	(79)
Change in fair value of redeemable common shares	—	3,176
Adoption of C corporation status	—	(2,965)
Termination of existing stock redemption agreement	—	(1,695)
Earnings while a S corporation	—	499
Other	32	(18)
Income tax expense	$(16,234)	$(4,655)

Significant components of deferred tax assets and liabilities are as follows:

	December 31,
	2015	2014
Deferred tax assets:
Compensation and benefits	$3,638	$2,731
Allowance for doubtful accounts	3,728	1,180
Inventories	253	449
Other temporary differences	176	488
Total deferred tax assets	7,795	4,848

Deferred tax liabilities:
Property and intangible assets	(8,550)	(2,853)
Prepaid expenses and other current assets	(870)	(700)
Other temporary differences	(489)	—
Total deferred tax liabilities	(9,909)	(3,553)

Net deferred tax assets	$(2,114)	$1,295

The Company prepares and files tax returns based on interpretations of tax laws and regulations. In the normal course of business, the Company’s tax returns are subject to examination by various taxing authorities. Such examinations may result in future tax and interest assessments by these taxing authorities. In determining the Company’s tax provision for financial reporting purposes, the Company establishes a reserve for uncertain income tax positions unless it is determined to be more likely than not that such tax positions would be sustained upon examination, based on their technical merits. That is, for financial reporting purposes, the Company only recognizes a tax benefit taken on its tax return if it believes it is more likely than not that such tax position would be sustained. There is considerable judgment involved in determining whether it is more likely than not that such tax positions would be sustained.

As of December 31, 2015, the Company had unrecognized tax benefits of $268; all of which, if recognized, would reduce both tax expense and the effective tax rate. The following table sets forth a roll forward of the Company’s unrecognized tax benefits:

Balance at January 1, 2015	$—
Additions for tax positions of prior years	268
Balance at December 31, 2015	$268

The Company would adjust its tax reserve estimates periodically because of ongoing examinations by, and settlements with, varying taxing authorities, as well as changes in tax laws, regulations and interpretations. The consolidated tax provision of any given year includes adjustments to prior year income tax accruals and related estimated interest charges that are considered appropriate. The Company’s 2014 C corporation tax returns are open to examination by U.S. federal, state and local taxing authorities.

14.       INCOME (LOSS) PER COMMON SHARE

For the period January 23, 2014 through October 9, 2014, the Company computed net income per common share using the two-class method as its Redeemable Series A Preferred Stock met the definition of a participating security and thereby shared in the net income or loss of the Company on a ratable basis with the common shareholders. The preferred stock’s portion of net income for the year ended December 31, 2014 was 10%. Concurrent with the closing of the Company’s IPO, all outstanding Redeemable Series A Preferred Stock converted into Class C Voting Common Stock, which then immediately converted into no par common stock.

Basic income (loss) per common share is computed by dividing net income allocable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted income per common share further includes any common shares available to be issued upon: exercise of outstanding service-based stock options; exercise of outstanding performance-based stock options for which all performance conditions were satisfied; and satisfaction of all contingent consideration performance conditions; and conversion of preferred stock, along with the vesting of restricted stock, if such inclusions would be dilutive. Diluted loss per common share is the same as the basic loss per common share as any potentially dilutive securities would reduce the loss per common share.

The following table sets forth the computation of basic and diluted income (loss) per common share:

	Year Ended December 31,
	2015	2014	2013
Numerator:
Net income (loss) attributable to Diplomat Pharmacy, Inc.	$25,776	$4,776	$(26,120)
Less: income attributable to preferred shareholders	—	458	—
Net income (loss) attributable to common shareholders	25,776	4,318	(26,120)

Denominator:
Weighted average common shares outstanding, basic	60,730,133	36,012,592	33,141,500
Weighted average dilutive effect of stock options and restricted stock awards	2,029,241	2,541,403	—
Weighted average dilutive effect of contingent consideration	337,577	—	—
Weighted average common shares outstanding, diluted	63,096,951	38,553,995	33,141,500

Net income (loss) per share attributable to common shareholders:
Basic	$0.42	$0.12	$(0.79)
Diluted	$0.41	$0.11	$(0.79)

Stock options to purchase a weighted average of 649,564 and 485,122 common shares were excluded from the computation of diluted weighted average common shares outstanding for the years ended December 31, 2015 and 2014, respectively, as inclusion of such options would be anti-dilutive. Performance-based stock options to purchase up to a weighted average of 410,452 and 799,067 common shares were excluded from the computation of diluted weighted average common shares outstanding for the years ended December 31, 2015 and 2014, respectively, as all performance conditions were not satisfied at some/all quarter-end periods within the years. Contingent consideration to issue a weighted average of 1,012,732 common shares was excluded in the computation of diluted weighted average common shares outstanding for the year ended December 31, 2015 as all performance conditions were not satisfied until the quarter ended December 31, 2015.

All outstanding restricted stock awards were dilutive for the years ended December 31, 2015 and 2014.

The effect of all Redeemable Series A Preferred Stock were excluded from the computation of diluted weighted average common shares outstanding for the year ended December 31, 2014 as inclusion would be anti-dilutive.

The Company recognized a net loss for the year ended December 31, 2013. As a result, the diluted loss per common share is the same as the basic loss per common share as any potentially dilutive securities would reduce the loss per common share.

15.       COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company is subject to claims and lawsuits that arise primarily in the ordinary course of business. In the opinion of management, the disposition or ultimate resolution of currently known claims and lawsuits will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

Purchase Commitments

The Company purchases a significant portion of its prescription drug inventory from AmerisourceBergen, a prescription drug wholesaler. These purchases accounted for approximately 50%, 57% and 58% of cost of goods sold for the years ended December 31, 2015, 2014 and 2013, respectively. In August 2015, the Company amended its contract with AmerisourceBergen. The amended contract commits the Company to a minimum purchase obligation of approximately $1,800,000 per contract year and extended the contract expiration date to September 30, 2017. The Company fully expects to meet this requirement. Furthermore, the Company has alternative vendors available if necessary.

The Company purchases certain prescription drugs from Celgene, a drug manufacturer. These purchases accounted for approximately12%, 15% and 19% of cost of goods sold for the years ended December 31, 2015, 2014 and 2013, respectively, with no minimum purchase obligation.

Lease Commitments

The Company leases multiple pharmacy and distribution facilities and office equipment under various operating lease agreements expiring through June 2025. Total rental expense under operating leases for the years ended December 31, 2015, 2014 and 2013 was $3,295, $2,241 and $1,118, respectively, exclusive of property taxes, insurance and other occupancy costs generally payable by the Company.

Future minimum payments under non-cancelable operating leases with initial or remaining terms in excess of one year as of December 31, 2015 are as follows:

2016	$1,857
2017	1,315
2018	956
2019	484
2020	310
Thereafter	1,069
$5,991

16.       SHAREHOLDERS’ EQUITY (DEFICIT) AND NONCONTROLLING INTERESTS

Capital Stock

Effective September 2014, the Company amended its Certificate of Incorporation to change its authorized capital stock to consist of (i) 590 million shares of common stock, no par value, of which 64,523,864 shares were issued and outstanding as of December 31, 2015, and (ii) 10 million authorized shares of preferred stock.

In January 2014, the Company’s authorized capital stock consisted of (i) 42,500,000 shares of Class A Voting Common Stock, (ii) 807,500,000 shares of Class B Nonvoting Common Stock, (iii) 2,992,000 shares of Class C Voting Stock and (iv) 2,992,000 of Series A Preferred Stock. On March 31, 2014, pursuant to the Second Amended and Restated Articles of Incorporation, the Company’s authorized capital stock was amended further to provide for a total of 6,222,000 shares of Redeemable Series A Preferred Stock and 6,222,000 shares of Class C Voting Stock.

Prior to January 2014, the Company’s authorized capital stock consisted of 42,500,000 shares of Class A Voting Common Stock and 807,500,000 of Class B Nonvoting Common Stock.

No Par, Common Stock

In October 2014, the Company issued and sold 11,000,000 shares of its no par common stock and certain existing shareholders sold 4,333,333 shares in its IPO at an offering price of $13.00 per share. The Company received net proceeds of approximately $130,440 after deducting underwriting discounts and commissions of $9,652, and other offering expenses of $2,908. The Company did not receive any proceeds from the sale of common stock by the existing shareholders. Immediately prior to the closing of the IPO, each share of the then outstanding shares of capital stock totaling 40,448,744 shares converted into one share of no par common stock. Accordingly, $15,575 of previously contributed capital was reclassified into common stock leaving only accumulated stock-based compensation and related excess income tax benefits in the additional paid-in capital account.

Holders of common stock are entitled to one vote per share and to receive dividends. The holders have no preemptive, conversion or subscription rights, and there are no redemption or sinking fund provisions with respect to such shares. Common stock is subordinate to the preferred stock as described below with respect to dividend rights or rights upon liquidation, winding up and dissolution of the Company.

Class A, B and C Common Stock

Prior to the closing of the IPO, each class of common stock had equal and identical rights, preferences and limitations, other than voting. The Class B common stock did not have any voting rights, but Class A and Class C had 20 votes per share and one vote per share, respectively.

In August 2014, the Company issued 372,486 shares of Class B Nonvoting Common Stock to a non-employee relative (and associated trusts) of the Company’s chief executive officer, in connection with the termination of an existing Stock Redemption Agreement. The Company recorded a charge of $4,842 during the year ended December 31, 2014 to “Termination of existing Stock Redemption Agreement” in the consolidated statements of operations upon issuance of the shares. The value of the issued shares was based on the Company’s IPO price of $13.00 per share.

In June 2014, the Company issued 716,695 shares of Class B Nonvoting Common Stock, valued at approximately $12,000, in connection with its acquisition of MedPro. Refer to Note 4.

Upon the closing of the IPO, the Class A, Class B and Class C common shares were converted into shares of the Company’s no par value common stock on a one-for-one basis.

Preferred Stock

The Company’s authorized capital stock includes 10 million shares of preferred stock. The shares of preferred stock may be divided into and issued in one or more series. The Board of Directors is authorized to issue preferred stock from time to time in one or more series, with such designations and such relative voting, dividend, liquidation and other rights, preferences and limitations as may be adopted by the Board of Directors. No shares of preferred stock were issued or outstanding as of December 31, 2015.

Noncontrolling Interest

Noncontrolling interest in a consolidated subsidiary in the consolidated balance sheets represents minority stockholders’ proportionate share of the equity in Primrose.

17.       MANDATORILY REDEEMABLE COMMON SHARES

Upon the closing of the Company’s IPO, 2,423,616 shares of redeemable common stock outstanding were converted into shares of no par value common stock on a one-for-one basis.

Several years prior to its IPO, the Company issued 11,050,000 shares of common stock to two shareholders that had certain redemption features which provided that upon the death of the shareholder or termination of his employment from the Company, all such outstanding shares owned by such shareholder would immediately be deemed to be offered for sale to the Company at an agreed-upon price meant to represent the then-current fair value of such shares. Due to this repurchase feature, the Company would be required to purchase the shares. Pursuant to this provision, the common shares were deemed to be mandatorily redeemable and, as such, were required to be reflected as a liability at their period-end estimated fair value. Changes in fair value are reflected as “Changes in fair value of redeemable common shares” on the consolidated statements of operations. Fair value was determined based on good faith estimates of the Company’s Board of Directors, in some cases with the assistance of independent third party valuations of the Company. At January 1, 2013, 3,187,500 shares of these mandatorily redeemable common stock were outstanding.

The Company redeemed 143,339 common shares in exchange for cash of $2,400 pursuant to a Stock Redemption Agreement, dated January 2014.

The Company redeemed 195,545 common shares in exchange for cash of $3,274 pursuant to a Stock Redemption Agreement, dated April 2014.

In June 2014, the holder of 425,000 redeemable common shares transferred them into a separate trust. On such date, the redemption provisions on the transferred shares were terminated and the fair value of the common shares of $7,116 was reclassified from liabilities to shareholders’ equity.

18.       REDEEMABLE SERIES A PREFERRED STOCK

Upon the closing of the Company’s IPO, the shares of Redeemable Series A Preferred Stock outstanding were converted into shares of Class C Voting Common Stock on a one-for-one basis. The shares of Class C Voting Common Stock were then immediately converted into shares of no par value common stock on a one-for-one basis.

Prior to the Company’s IPO, the Redeemable Series A Preferred Stock had a zero coupon rate, optional redemption rights and liquidation preferences. The Redeemable Series A Preferred Stock was also convertible into Class C Voting Common Stock at any time at the option of the holder on a one-for-one basis, subject to certain adjustments. The initial conversion price per share for Redeemable Series A Preferred Stock was the original issue price, subject to adjustment, as defined. The Redeemable Series A Preferred Stock was entitled to vote as if converted into Class C Voting Common Stock. The Redeemable Series A Preferred Stock automatically converted into Class C Voting Common Stock upon either (i) a qualified common stock public offering, as defined, or (ii) an affirmative vote of the majority of the Redeemable Series A Preferred Stock.

The holders of the Redeemable Series A Preferred Stock, upon an affirmative vote of the majority, could have demanded redemption of all outstanding shares of Redeemable Series A Preferred Stock anytime on or after the earlier of (i) January 23, 2021, (ii) such time as the Company’s aggregate market price, as defined, was equal to or greater than $5,000,000, and (iii) such time as certain changes were made to the Company’s Board of Directors, certain executive officers and/or certain controlling shareholders. The redemption price was payable in cash and would be the greater of the original issuance price plus all declared but unpaid dividends and fair market value, as defined. Due to these redemption features, the Redeemable Series A Preferred Stock was reflected outside of permanent equity on the consolidated balance sheet. Upon a liquidation event, as defined, the Redeemable Series A Preferred stockholders were entitled to receive the greater of (i) the sum of the original issuance price plus a 15% return compounded annually and (ii) the amount they would receive upon the liquidation had the Redeemable Series A Preferred Stock converted into Class C Voting Common Stock on the liquidation date.

In January 2014, the Company entered into a Redeemable Series A Preferred Stock Purchase Agreement with certain funds of T. Rowe Price Associates, Inc. (“T. Rowe”) under which the Company issued to T. Rowe 2,986,229 shares of Redeemable Series A Preferred Stock at a purchase price of $16.74 per share. The Company used $20,000 of this $50,000 investment for general corporate purposes inclusive of fees associated with this transaction, and the remaining $30,000 was distributed to holders of common stock including 143,339 redeemable shares ($26,900) and holders of options to acquire common stock ($3,100) (Note 12).

In April 2014, the Company entered into a Redeemable Series A Preferred Stock Purchase Agreement with certain funds of Janus Capital Management LLC (“Janus”) under which the Company issued to Janus 3,225,127 shares of

Redeemable Series A Preferred Stock at a purchase price of $16.74 per share. The Company used $25,200 of this $54,000 investment for general corporate purposes inclusive of fees associated with this transaction, and the remaining $28,800 was distributed to holders of common stock including 195,545 redeemable shares ($26,500) and holders of options to acquire common stock ($2,300) (Note 12).

19.       SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table presents selected quarterly financial data for each of the quarters in the years ended December 31, 2015 and 2014:

	For the 2015 Quarter Ended
	March 31	June 30	September 30	December 31
Net sales	$624,883	$808,011	$946,913	$986,823
Gross profit	41,142	69,669	75,763	76,665
Income before income taxes	4,622	5,367	25,451	5,564
Net income	2,672	3,113	15,683	3,304
Net income attributable to Diplomat Pharmacy, Inc.	2,858	3,390	15,961	3,566
Basic income per common share	0.06	0.05	0.25	0.06
Diluted income per common share	0.05	0.05	0.24	0.05

	For the 2014 Quarter Ended
	March 31	June 30	September 30	December 31
Net sales	$465,677	$541,675	$595,529	$612,075
Gross profit	29,509	29,568	40,165	40,897
Income (loss) before income taxes	5,507	2,415	6,968	(5,684)
Net income (loss)	1,690	1,675	4,541	(3,355)
Net income (loss) attributable to Diplomat Pharmacy, Inc.	1,690	1,675	4,541	(3,130)
Basic income (loss) per common share	0.05	0.04	0.12	(0.06)
Diluted income (loss) per common share	0.04	0.04	0.11	(0.06)

The Company’s results were impacted by the following:

•     Quarter ended December 31, 2015: The Company recognized a $(8,384) change in the fair value of contingent consideration, primarily due to an increase in its BioRx contingent consideration liability caused by an increase in the Company’s stock price.

•     Quarter ended September 30, 2015: The Company recognized a $6,829 change in the fair value of contingent consideration, primarily due to a reduction in its BioRx contingent consideration liability caused by a decrease in the Company’s stock price.

•     Quarter ended December 31, 2014: The Company recorded a full impairment of its non-consolidated investment in Ageology of $(4,869). The Company recognized a $(5,464) change in the fair value of contingent consideration, primarily due to an increase in its MedPro contingent consideration liability based upon MedPro’s favorable operating results.

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

Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in our reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the specified time periods in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15(d)-15(e) promulgated under the Exchange Act) as of December 31, 2015. Based on these evaluations, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures required by paragraph (b) of Rule 13a-15 or 15d-15 were effective as of December 31, 2015.

Management’s Report on Internal Control over Financial Reporting and Attestation Report of the Registered Public Accounting Firm

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we included within this Form 10-K Management’s Report on Internal Control over Financial Reporting as of December 31, 2015. Our independent registered public accounting firm also attested to, and reported on, the Company’s Internal Control over Financial Reporting. Management’s report and the independent registered public accounting firm’s report are included in Item 8 of this Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the fourth quarter of 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERANCE

The information required by this item is set forth under the following captions in our proxy statement to be filed with respect to the 2016 annual meeting of shareholders (the “Proxy Statement”), all of which is incorporated herein by reference: “Proposal No. 1—Election of Directors,” “Board Matters—The Board of Directors,” “Board Matters—Committees of the Board,” “Board Matters—Corporate Governance,” “Certain Relationships and Related Person Transactions,” “Additional Information—Section 16(a) Beneficial Ownership Reporting Compliance,” and “Additional Information—Requirements for Submission of Shareholder Proposals and Nominations for 2017 Annual Meeting.”

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item is set forth under the following captions in our Proxy Statement, all of which is incorporated herein by reference: “Compensation Discussion and Analysis,” “Named Executive Officer Compensation Tables,” “Board Matters—Director Compensation,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report.”

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is set forth under the following captions in our Proxy Statement, all of which is incorporated herein by reference: “Additional Information—Equity Compensation Plans” and “Security Ownership of Certain Beneficial Owners and Management.”

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTORS INDEPENDENCE

The information required by this item is set forth under the following captions in our Proxy Statement, all of which is incorporated herein by reference: “Certain Relationships and Related Person Transactions” and “Proposal No. 1—Election of Directors—Director Independence.”

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is set forth under the following captions in our Proxy Statement, which is incorporated herein by reference: “Audit Committee Matters.”

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.              Financial Statements

The financial statements of the Company filed in this Annual Report on Form 10-K are listed in Part II, Item 8.

2.              Financial Statement Schedules

All financial statement schedules have been omitted because they are not required or applicable under instructions contained in Regulation S-X or because the information called for is shown in the financial statements and notes thereto.

3.              Exhibits

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
Sean M. Whelan
Chief Financial Officer, Secretary and Treasurer,
Director (Principal Financial Officer and
Principal Accounting Officer)

Date:	February 29, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of February 29, 2016 by the following persons on behalf of the registrant and in the capacities indicated.

/s/ PHILIP R. HAGERMAN	Chief Executive Officer, Chairman of the Board
Philip R. Hagerman	Of Directors (Principal Executive Officer)

/s/ SEAN M. WHELAN	Chief Financial Officer, Secretary and Treasurer,
Sean M. Whelan	Director (Principal Financial Officer and Principal
Accounting Officer)

/s/ GARY W. KADLEC	President, Director
Gary W. Kadlec

/s/ DAVID DREYER	Director
David Dreyer

/s/ KENNETH O. KLEPPER	Director
Kenneth O. Klepper

/s/ SHAWN CLINE TOMASELLO	Director
Shawn Cline Tomasello

/s/ BENJAMIN WOLIN	Director
Benjamin Wolin

Exhibit Index

			Incorporated by reference
Exhibit number	Exhibit description	Filed/Furnished herewith	Form	Period ending	Exhibit number	Filing date

2.1**	Stock Purchase Agreement, dated December 16, 2013, by and among Diplomat, American Homecare Federation, Inc. and the other parties named therein		S-1		2.1	07/03/14

2.2**	Stock Purchase Agreement, dated June 27, 2014, by and among Diplomat, MedPro RX, Inc., and the other parties named therein		S-1		2.2	07/03/2014

2.3**	Securities Purchase Agreement, dated February 26, 2015, by and among Diplomat, BioRx, LLC, and the other parties named therein		8-K		2.1	02/26/2015

2.4	Membership Interest Purchase Agreement, dated June 19, 2015, by and among Diplomat, Burman’s Apothecary, L.L.C., and the other parties named therein		8-K		2.1	06/22/2015

3.1	Third Amended and Restated Articles of Incorporation		S-1/A		3.1	09/17/14

3.2	Amended and Restated Bylaws		S-1/A		3.2	09/17/14

4.1	Form of Common Stock Certificate		S-1/A		4.1	09/11/14

4.2	Diplomat Pharmacy, Inc. First Amended and Restated Investors’ Rights Agreement, dated March 31, 2014, by and among Diplomat and various funds of T. Rowe Price Associates, Inc. and Janus Capital Management, LLC		S-1		4.2	07/03/14

4.3	Registration Rights Agreement, dated April 1, 2015, by and among Diplomat and each shareholder named therein		8-K		4	04/06/2015

10.1*	Diplomat Pharmacy, Inc. 2007 Option Plan		S-1		10.4	07/03/14

10.2*	Form of Amended and Restated 2007 Option Plan Grant Agreement		S-1		10.5	07/03/14

10.3*	Form of 2007 Option Plan Grant (Performance-Based) Agreement		S-1/A		10.6	09/11/14

10.4*	Diplomat Pharmacy, Inc. 2014 Omnibus Incentive Plan		S-1/A		10.7	09/29/14

			Incorporated by reference
Exhibit number	Exhibit description	Filed/Furnished herewith	Form	Period ending	Exhibit number	Filing date
10.5*	Form of Stock Option Award Agreement (2014 Omnibus Incentive Plan)		S-1/A		10.11	10/03/14

10.6*	Form of Restricted Stock Award Agreement (2014 Omnibus Incentive Plan)		S-1/A		10.12	10/03/14

10.7.1†	Pharmacy Distribution and Services Agreement, dated July 1, 2013, by and between Celgene Corporation and Diplomat		S-1/A		10.8.1	08/19/14

10.7.2†	First Amendment to Pharmacy Distribution and Services Agreement, dated July 8, 2013, by and between Celgene Corporation and Diplomat		S-1/A		10.8.2	08/19/14

10.7.3†	Adoption and Amendment of Pharmacy Distribution and Services Agreement, dated March 21, 2014, by and between Celgene Corporation and Diplomat		S-1/A		10.8.3	08/19/14

10.8.1†	Prime Vendor Agreement, dated January 1, 2012, by and among AmerisourceBergen Drug Corporation, Diplomat and its subsidiaries named therein		S-1/A		10.9.1	08/19/14

10.8.2	First Amendment to Prime Vendor Agreement, dated July 20, 2012, by and among AmerisourceBergen Drug Corporation, Diplomat and its subsidiaries named therein		S-1/A		10.9.2	08/19/14

10.8.3†	Second Amendment to Prime Vendor Agreement, effective August 1, 2015, by and among Diplomat, AmerisourceBergen Drug Corporation, and each Company subsidiary named therein		8-K		10.1	09/15/2015

10.9	Second Amended and Restated Credit Agreement, dated April 1, 2015, by and among Diplomat, each party thereto designated as a credit party, General Electric Capital Corporation, as agent and as lender, and the lenders from time to time party thereto		8-K		10.1	04/06/2015

10.10	Second Amended and Restated Guaranty and Security Agreement, dated April 1, 2015, by Diplomat and each other grantor party thereto in favor of General Electric Capital Corporation, as agent		8-K		10.2	04/06/2015

10.11*	Form of Stock Option Award Agreement (Performance-Based)		8-K		10.1	06/09/2015

			Incorporated by reference
Exhibit number	Exhibit description	Filed/Furnished herewith	Form	Period ending	Exhibit number	Filing date
10.12*	Diplomat Pharmacy, Inc. Annual Performance Bonus Plan		8-K		10.2	06/09/2015

10.13	Consent to Acquisition, dated June 19, 2015, by and among Diplomat, the other credit parties party thereto, General Electric Capital Corporation, as agent and as lender, and the other lenders party thereto		8-K		10.1	06/22/2015

10.14	Joinder Agreement to Guaranty and Security Agreement and Credit Agreement, dated June 19, 2015, by and among Burman’s Apothecary, L.L.C. and its wholly owned subsidiaries and accepted and agreed by Diplomat and General Electric Capital Corporation, as agent		8-K		10.2	06/22/2015

10.15	Consent to Sale of Compounding Business, dated August 27, 2015, by and among Diplomat, General Electric Capital Corporation, and the other lender parties thereto		10-Q		10.2	11/04/2015

10.16*	Form of Restricted Stock Award Agreement (Non-Employee Directors) (2014 Omnibus Incentive Plan)		10-Q		10.3	11/04/2015

10.17	Consent to Loan and Agency Transfer, dated as of September 22, 2015, by and among Diplomat, General Electric Capital Corporation, in its capacity as Agent, and the other Credit Parties thereto	X

10.18	Amendment to Pharmacy Distribution and Services Agreement, executed October 19, 2015 and effective as of June 1, 2016, by and between Diplomat and Celgene Corporation	X

10.19	Letter Agreement dated as of October 29, 2015, by and among Diplomat, BioRx, LLC and Healthcare Financial Solutions, LLC, as Agent	X

10.20	Joinder Agreement, dated November 1, 2015, by and among AmerisourceBergen Drug Corporation, Diplomat and the Diplomat subsidiaries named therein	X

10.21*	Diplomat Non-Employee Director Compensation Program (December 2015)	X

21	List of subsidiaries of Diplomat at February 29, 2016	X

Incorporated by reference
Exhibit number	Exhibit description	Filed/Furnished herewith	Form	Period ending	Exhibit number	Filing date
23	Consent of BDO USA, LLP	X

31.1	Section 302 Certification—CEO	X

31.2	Section 302 Certification—CFO	X

32.1	Section 906 Certification—CEO	X

32.2	Section 906 Certification—CFO	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

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