Form 10-Q
period 2016-03-31
Diplomat Pharmacy, Inc.
filed 2016-05-09
CIK 1610092

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

As of May 6, 2016, there were 65,977,282 outstanding shares of the registrant’s no par value common stock.

DIPLOMAT PHARMACY, INC.

Form 10-Q

For the Quarter Ended March 31, 2016

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DIPLOMAT PHARMACY, INC.

Condensed Consolidated Balance Sheets (Unaudited)

(dollars in thousands)

	March 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash and equivalents	$14,684	$27,600
Accounts receivable, net	268,419	254,682
Inventories	181,014	165,950
Deferred income taxes	18,007	5,311
Prepaid expenses and other current assets	10,153	7,427
Total current assets	492,277	460,970

Property and equipment, net	17,479	16,538
Capitalized software for internal use, net	39,770	37,250
Goodwill	256,318	256,318
Definite-lived intangible assets, net	216,810	224,644
Investment in non-consolidated entity	4,959	4,959
Other noncurrent assets	874	900

Total assets	$1,028,487	$1,001,579

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$291,706	$296,587
Short-term debt, including current portion of long-term debt	6,000	6,000
Accrued expenses:
Contingent consideration	42,594	52,665
Compensation and benefits	7,905	5,563
Other	14,337	11,087
Total current liabilities	362,542	371,902

Long-term debt, less current portion	105,449	106,706
Deferred income taxes	10,851	7,425
Total liabilities	478,842	486,033

Commitments and contingencies

Shareholders’ equity:
Preferred stock (10,000,000 shares authorized; none issued and outstanding)	—	—
Common stock (no par value; 590,000,000 shares authorized; 64,594,025 and 64,523,864 issued and outstanding at March 31, 2016 and December 31, 2015, respectively)	452,234	451,620
Additional paid-in capital	30,620	29,221
Retained earnings	63,462	31,130
Total Diplomat Pharmacy shareholders’ equity	546,316	511,971
Noncontrolling interests	3,329	3,575
Total shareholders’ equity	549,645	515,546

Total liabilities and shareholders’ equity	$1,028,487	$1,001,579

See accompanying notes to condensed consolidated financial statements.

DIPLOMAT PHARMACY, INC.

Condensed Consolidated Statements of Operations (Unaudited)

(dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2016	2015
Net sales	$995,870	$624,883
Cost of products sold	(916,632)	(583,741)
Gross profit	79,238	41,142
Selling, general and administrative expenses	(54,194)	(36,304)
Income from operations	25,044	4,838
Other (expense) income:
Interest expense	(1,434)	(321)
Other	107	105
Total other expense	(1,327)	(216)
Income before income taxes	23,717	4,622
Income tax expense	(8,534)	(1,950)
Net income	15,183	2,672
Less net loss attributable to noncontrolling interest	(246)	(186)
Net income attributable to Diplomat Pharmacy, Inc.	$15,429	$2,858

Net income per common share:
Basic	$0.24	$0.06
Diluted	$0.23	$0.05

Weighted average common shares outstanding:
Basic	64,539,161	51,813,464
Diluted	67,844,937	54,760,853

See accompanying notes to condensed consolidated financial statements.

DIPLOMAT PHARMACY, INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(dollars in thousands)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net income	$15,183	$2,672
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	10,119	2,806
Change in fair value of contingent consideration	(9,071)	328
Contingent consideration payment	(400)	(300)
Net provision for doubtful accounts	2,246	230
Share-based compensation expense	1,503	562
Deferred income tax expense	7,633	2,159
Excess tax benefits related to share-based awards	—	(1,799)
Amortization of debt issuance costs	285	75
Other	1	210
Changes in operating assets and liabilities:
Accounts receivable	(15,983)	(9,498)
Inventories	(14,912)	931
Accounts payable	(4,881)	(4,120)
Other assets and liabilities	2,698	1,647
Net cash used in operating activities	(5,579)	(4,097)

Cash flows from investing activities:
Expenditures for capitalized software for internal use	(4,432)	(3,444)
Expenditures for property and equipment	(1,316)	(475)
Other	1	8
Net cash used in investing activities	(5,747)	(3,911)

Cash flows from financing activities:
Payments on long-term debt	(1,500)	—
Contingent consideration payment	(600)	(700)
Proceeds from issuance of stock upon stock option exercises	510	—
Proceeds from follow-on public offering, net of transaction costs	—	187,281
Payments made to repurchase stock options	—	(36,298)
Excess tax benefits related to share-based awards	—	1,799
Payments of debt issuance costs	—	(13)
Net cash (used in) provided by financing activities	(1,590)	152,069

Net (decrease) increase in cash and equivalents	(12,916)	144,061

Cash and equivalents at beginning of period	27,600	17,957

Cash and equivalents at end of period	$14,684	$162,018

Supplemental disclosures of cash flow information:
Cash paid for interest	$875	$212
Cash paid for income taxes	443	46

See accompanying notes to condensed consolidated financial statements.

DIPLOMAT PHARMACY, INC.

Condensed Consolidated Statement of Changes in Shareholders’ Equity

(dollars in thousands)

					Total
					Diplomat
			Additional		Pharmacy, Inc.		Total
	Common Stock		Paid-In	Retained	Shareholders’	Noncontrolling	Shareholders’
	Shares	Amount	Capital	Earnings	Equity	Interest	Equity

Balance at January 1, 2016	64,523,864	$451,620	$29,221	$31,130	$511,971	$3,575	$515,546
Adoption of ASU 2016-09 (Note 3)	—	—	—	16,903	16,903	—	16,903
Net income (loss)	—	—	—	15,429	15,429	(246)	15,183
Stock issued upon stock option exercises	70,161	614	(104)	—	510	—	510
Share-based compensation expense	—	—	1,503	—	1,503	—	1,503
Balance at March 31, 2016	64,594,025	$452,234	$30,620	$63,462	$546,316	$3,329	$549,645

See accompanying notes to condensed consolidated financial statements.

DIPLOMAT PHARMACY, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollars in thousands, except per share amounts)

1.              DESCRIPTION OF BUSINESS

Diplomat Pharmacy, Inc. and its consolidated subsidiaries (the “Company”) operate a specialty pharmacy business which stocks, dispenses and distributes prescriptions for various biotechnology and specialty pharmaceutical manufacturers. Its primary focus is on medication management programs for individuals with complex chronic diseases, including oncology, immunology, hepatitis, multiple sclerosis, HIV, specialized infusion therapy and many other serious and/or long-term conditions. The Company has its corporate headquarters and main distribution facility in Flint, Michigan and maintains 16 other pharmacy locations in Arizona, California, Connecticut, Florida, Illinois, Iowa, Maryland, Massachusetts, Michigan, Minnesota, North Carolina, Ohio and Pennsylvania. The Company also has centralized call centers to effectively deliver services to customers located in all 50 states in the United States of America (“U.S.”) and U.S. territories. The Company operates as one reportable segment.

Follow-On Public Offering

In March 2015, the Company completed a follow-on public offering in which 9,821,125 shares of common stock were sold at a public offering price of $29.00 per share. The Company sold 6,821,125 shares of common stock and certain shareholders sold 3,000,000 shares of common stock. The Company did not receive any proceeds from the sale of common stock by the shareholders. The Company received net proceeds of $187,281. The Company used $36,298 of the net proceeds to repurchase options to purchase common stock held by a number of current and former employees, including certain executive officers, with the remainder of the proceeds used to pay a portion of the cash consideration for the BioRx, LLC (“BioRx”) acquisition (Note 4). The purchase price for each stock option repurchased was based on the public offering price per share, net of the underwriting discount and exercise price.

2.              BASIS OF PRESENTATION

Interim Unaudited Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, the interim financial statements include all adjustments of a normal recurring nature necessary for a fair presentation of the financial position, results of operations, cash flows and changes in shareholders’ equity. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2015 included in the Company’s Annual Report on Form 10-K, which was filed with the SEC on February 29, 2016.

3.              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Diplomat Pharmacy, Inc., its wholly-owned subsidiaries, and a 51%-owned subsidiary, formed in August 2014, which the Company controls (see Note 6). An investment in an entity in which the Company owns less than 20% and does not have the ability to exercise significant influence is accounted for under the cost method.

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

Inventories

Inventories consist of prescription and over-the-counter medications and are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Prescription medications are returnable to the Company’s vendors and fully refundable before six months of expiration, and any remaining expired medication is relieved from inventory on a quarterly basis.

Revenue Recognition

The Company recognizes revenue from prescription drug sales for home delivery at the time the drugs are shipped. At the time of shipment, the Company has performed substantially all of its obligations under its payor contracts and does not experience a significant level of returns or reshipments. Revenues from dispensing specialty prescriptions that are picked up by patients at an open door or retail pharmacy location are recorded at prescription adjudication, which approximates the fill date. Sales taxes are presented on a net basis (excluded from revenues and costs). Revenues generated from prescription drug sales were $990,011 and $621,721 for the three months ended March 31, 2016 and 2015, respectively.

The Company recognizes revenue from service, data and consulting services when the services have been performed and the earnings process is therefore complete. Revenues generated from service, data and consulting services were $5,859 and $3,162 for the three months ended March 31, 2016 and 2015, respectively.

Accounting Standards Update (“ASU”) Adoption — Debt Issuance Cost Presentation

In April 2015, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2015-03, Interest — Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”), and, in August 2015, the FASB issued ASU No. 2015-15, Interest — Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements - Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting (“ASU 2015-15”). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-15 then clarified that the SEC staff would not object to debt issuance costs related to a line-of-credit arrangement being presented as an asset on the balance sheet, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. These ASUs were effective for annual periods beginning after December 15, 2015, and for interim periods within those annual periods. Upon adoption, these ASUs are to be applied on a retrospective basis and disclosed as a change in an accounting principle.

Effective January 1, 2016, the Company adopted the accounting guidance contained within ASU 2015-03 and 2015-15. The following December 31, 2015 condensed consolidated balance sheet line items were adjusted due to this adoption:

	As
	Previously
	Reported	Adjustment	As Adjusted
Other noncurrent assets	$5,194	$(4,294)	$900
Total assets	1,005,873	(4,294)	1,001,579
Long-term debt, less current portion	111,000	(4,294)	106,706
Total liabilities	490,327	(4,294)	486,033
Total liabilities and shareholders’ equity	1,005,873	(4,294)	1,001,579

ASU Adoption — Employee Share-Based Payment Accounting

In March 2016, the FASB issued ASU No. 2016-09, Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). The intent of ASU 2016-09 is to simplify several aspects of the accounting for employee share-based payment award transactions, including: recognition of excess tax benefits irrespective of whether the benefit reduces taxes payable in the current period; recognition of excess tax benefits as a reduction to income taxes on the statement of operations; changes to the determination of award classification as being either an equity or liability award; and the cessation of classifying excess tax benefits as a decrease to operating cash flows and an increase to financing cash flows on the statement of cash flows. ASU 2016-09 is effective for annual periods beginning on or after December 15, 2016, including interim periods within those annual periods. Early adoption is permitted.

Effective January 1, 2016, the Company adopted the accounting guidance contained within ASU 2016-09. As a result, the Company recorded a $16,903 current deferred tax asset and a $16,903 increase to retained earnings on January 1, 2016 to recognize the Company’s excess tax benefits that existed as of December 31, 2015 (modified retrospective application). Beginning January 1, 2016, the Company recognizes all newly arising excess tax benefits as a reduction to income tax expense in its condensed consolidated statement of operations, which resulted in the Company’s recognition of a $514 benefit to income tax expense during the three months ended March 31, 2016. Also beginning January 1, 2016, the Company elected the prospective transition method such that excess tax benefits will no longer be reflected as a decrease to cash flows from operating activities and as an increase to cash flows from financing activities on the condensed consolidated statement of cash flows. Finally, effective January 1, 2016, the Company elected to account for share-based compensation forfeitures when they occur. There was no impact of this election because prior to the adoption the Company did not have adequate historical information to estimate forfeitures. No prior period amounts have been adjusted as a result of this adoption.

ASU Adoption — Transition to the Equity Method of Accounting

In March 2016, the FASB issued ASU No. 2016-07, Investments — Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting (“ASU 2016-07”), eliminating the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. Instead, ASU 2016-07 requires that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment qualifies for equity method accounting. Therefore, upon qualifying for the equity method of accounting, no retroactive adjustment of the investment is required. ASU 2016-07 is effective for annual periods beginning on or after December 15, 2016, including interim periods within those annual periods. Early adoption is permitted.

Effective January 1, 2016, the Company adopted the accounting guidance contained within ASU 2016-07. There was no current impact to the Company as a result of this adoption.

New Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-9, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which will supersede the existing revenue recognition guidance under U.S. GAAP. ASU 2014-09 focuses on creating a single source of revenue guidance for revenue arising from contracts with customers for all industries. The objective of the new standard is for companies to recognize revenue when it transfers the promised goods or services to its customers at an amount that represents what the company expects to be entitled to in exchange for those goods or services. In July 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606) Deferral of the Effective Date, which deferred the effective date of ASU 2014-09 by one year to annual reporting periods beginning after December 15, 2017 for public entities. ASU 2014-09 may be applied either retrospectively or as a cumulative effect adjustment as of the date of adoption. Early adoption is not permitted. The Company is currently assessing the method under which it will adopt and the potential impact of adopting ASU 2014-09 on its financial position, results of operations, cash flows and/or disclosures, although the Company does not expect the impact to be significant.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), requiring lessees to recognize a right-of-use asset and a lease liability for all leases (with the exception of short-term leases) at lease commencement date. This ASU is effective for annual periods beginning on or after December 15, 2018, including interim periods within those annual periods. Early adoption is permitted. The Company is currently evaluating whether to early adopt and the impact that the adoption of this guidance will have on its financial position, results of operations, cash flows and/or disclosures.

4.              BUSINESS ACQUISITIONS

The Company accounts for its business acquisitions using the acquisition method as required by FASB Accounting Standards Codification Topic 805, Business Combinations. The Company ascribes significant value to the synergies and other benefits that do not meet the recognition criteria of acquired identifiable intangible assets. Accordingly, the value of these components is included within goodwill. The Company’s business acquisitions described below, except for one subsidiary of BioRx, were treated as asset purchases for income tax purposes and the related goodwill resulting from these business acquisitions is deductible for income tax purposes. The results of operations for acquired businesses are included in the Company’s consolidated financial statements from their respective acquisition dates.

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
$86,994

The above share consideration at closing is based on 253,036 shares, in accordance with the purchase agreement, multiplied by the per share closing market price as of June 18, 2015 ($42.06) and multiplied by 90% to account for the restricted nature of the shares.

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
$383,721

The above share consideration at closing is based on 4,038,853 shares, in accordance with the purchase agreement, multiplied by the per share closing market price as of March 31, 2015 ($34.58) and multiplied by 90% to account for the restricted nature of the shares.

The purchase price included a contingent consideration arrangement that requires the Company to issue up to 1,350,309 shares of its restricted common stock, as computed in accordance with the purchase agreement, to the former holders of BioRx’s equity interests based upon the achievement of a certain earnings before interest, taxes, depreciation and amortization target in the 12-month period ending March 31, 2016. An independent valuation firm assisted with the Company’s determination of the fair value of the contingent consideration utilizing a Monte Carlo simulation. The fair values of this contingent consideration liability were $36,992 and $46,208 as of March 31, 2016 and December 31, 2015, respectively. The Company issued these contingent consideration shares in full on April 1, 2016.

Approximately $10,000 of the purchase consideration was deposited into an escrow account to be held for two years after the closing date to satisfy any of the Company’s indemnification claims.

The Company incurred acquisition-related costs of $1,071 which were charged to “Selling, general and administrative expenses” during the three months ended March 31, 2015.

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

The following table presents the placement in the fair value hierarchy of assets and liabilities that are measured and disclosed at fair value on a recurring basis at March 31, 2016 and December 31, 2015:

	Asset /			Valuation
	(Liability)	Level 1	Level 3	Technique
March 31, 2016:
Contingent consideration	$(42,594)	$(36,992)	$(5,602)	A, C

December 31, 2015:
Contingent consideration	$(52,665)	$—	$(52,665)	C

The following table sets forth a roll forward of the Level 3 measurements:

Contingent Consideration
Balance at January 1, 2016	$(52,665)
Change in fair value	9,071
Payment	1,000
Transfer to Level 1	(36,992)
Balance at March 31, 2016	$(5,602)

The transfer of contingent consideration to a Level 1 measure during the period ended March 31, 2016 represents the conclusion of the earn-out period such that the March 31, 2016 balance is based solely on Level 1 inputs.

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

6.              DEFINITE-LIVED INTANGIBLE ASSETS

At March 31, 2016 and December 31, 2015, definite-lived intangible assets consist of the following:

	March 31, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patient relationships	$159,100	$(18,889)	$140,211	$159,100	$(15,217)	$143,883
Non-compete employment agreements	50,199	(10,620)	39,579	50,199	(8,111)	42,088
Trade names and trademarks	22,100	(3,338)	18,762	22,100	(2,710)	19,390
Physician relationships	14,000	(1,108)	12,892	14,000	(758)	13,242
Software licensing agreement	2,647	—	2,647	2,647	—	2,647
Intellectual property	2,157	—	2,157	2,157	—	2,157
Favorable supply agreement	2,700	(2,138)	562	2,700	(1,463)	1,237
	$252,903	$(36,093)	$216,810	$252,903	$(28,259)	$224,644

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

7.              DEBT

On April 1, 2015, the Company entered into a Second Amended and Restated Credit Agreement with Capital One, as agent and as a lender, the other lenders party thereto and the other credit parties party thereto, providing for a line of credit of $175,000, a fully drawn Term Loan A for $120,000 and a deferred draw term loan for an additional $25,000 (collectively, the “credit facility”). The credit facility matures April 1, 2020 and also provides for the issuance of letters of credit up to $10,000 and swingline loans up to $15,000, the issuance and incurrence of which will reduce the availability under the line of credit.

The Company had $115,500 and $117,000 outstanding on Term Loan A as of March 31, 2016 and December 31, 2015, respectively. Unamortized debt issuance costs of $4,051 and $4,294 as of March 31, 2016 and December 31, 2015, respectively, are presented in the condensed consolidated balance sheets as direct deductions from the outstanding debt balances (see Note 3). The Company had no borrowings outstanding on its line of credit at either March 31, 2016 or December 31, 2015. The Company had $175,000 and $166,691 available to borrow on its line of credit at March 31, 2016 and December 31, 2015, respectively.

At March 31, 2016, the Company’s Term Loan A interest rate options were (i) LIBOR (as defined) plus 2.50% or (ii) Base Rate (as defined) plus 1.50%, and the Company’s line of credit and swingline loan interest rate options were (i) LIBOR (as defined) plus 2.00% or (ii) Base Rate (as defined) plus 1.00%. The Company’s Term Loan A interest rate was 3.02% and 2.74% at March 31, 2016 and December 31, 2015, respectively. The Company is charged a monthly unused commitment fee ranging from 0.25% to 0.50% on its average unused daily balance on its $175,000 line of credit and on its $25,000 deferred draw term loan.

The Company’s credit facility contains certain financial and non-financial covenants. The Company was in compliance with all such covenants as of March 31, 2016 and December 31, 2015.

8.              SHARE-BASED COMPENSATION

A summary of the Company’s stock option activity as of and for the three months ended March 31, 2016 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Options	Price	Life	Value
			(Years)
Outstanding at January 1, 2016	4,114,685	$17.53	7.7	$76,567
Granted	601,532	27.08
Exercised	(70,161)	7.26
Expired/cancelled	(21,209)	15.58
Outstanding at March 31, 2016	4,624,847	$18.94	7.8	$54,233

Exercisable at March 31, 2016	1,694,066	$7.83	6.0	$34,212

The Company recorded share-based compensation expense associated with stock options of $1,432 and $525 for the three months ended March 31, 2016 and 2015, respectively. The Company recorded share-based compensation expense associated with restricted stock awards of $71 and $37 for the three months ended March 31, 2016 and 2015, respectively.

The Company granted service-based awards of 220,000 options to purchase common stock to key employees under its 2014 Omnibus Incentive Plan during the three months ended March 31, 2016. The options become exercisable in installments of 25% per year, beginning on the first anniversary of the grant date and each of the three anniversaries thereafter, and have a maximum term of ten years. The Company also granted performance-based awards of 381,532 options to purchase common stock to key employees under its 2014 Omnibus Incentive Plan during the three months ended March 31, 2016. Such options will be earned or forfeited based upon the Company’s performance relative to specified revenue and adjusted earnings before interest, taxes, depreciation and amortization goals for the year ended December 31, 2016. The earned options, if any, will vest in four installments of 25%, with the first installment vesting upon the earlier of the date that the Company files its Annual Report on Form 10-K or Audit Committee confirmation of the satisfaction of the applicable performance goals, and the remaining installments vesting annually thereafter. These options also have a maximum term of ten years.

The 601,532 options to purchase common stock that were granted during the three months ended March 31, 2016 have a weighted average grant date fair value of $7.54 per option. The grant date fair values of these stock option awards were estimated using the Black-Scholes-Merton option pricing model using the assumptions set forth in the following table:

Exercise price	$25.92 - $35.62
Expected volatility	24.47% - 24.76%
Expected dividend yield	0%
Risk-free rate over the estimated expected life	1.39% - 1.64%
Expected life (in years)	6.25

Estimating grant date fair values for employee stock options requires management to make assumptions regarding expected volatility of value of those underlying shares, the risk-free rate over the expected life of the stock options and the date on which share-based payments will be settled. Expected volatility is based on an implied volatility for a group of industry-relevant healthcare companies as of the measurement date. Risk-free rate is determined based upon U.S. Treasury rates over the estimated expected option lives. Expected dividend yield is zero as the Company does not anticipate that any dividends will be declared during the expected term of the options. The expected term of options granted is calculated using the simplified method (the midpoint between the end of the vesting period and the end of the maximum term) because the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term due to the limited period of time its awards have been outstanding. If actual results differ significantly from these estimates and assumptions, share-based compensation expense and excess tax benefits, primarily with respect to future share-based awards, could be materially impacted.

In March 2015, the Company repurchased vested stock options to buy 1,641,387 shares of common stock from certain current employees, including certain executive officers, for cash consideration totaling $36,298. All repurchased stock options were granted under the Company’s 2007 Stock Option Plan. No incremental compensation expense was recognized as a result of these repurchases.

For U.S. GAAP purposes, share-based compensation expense associated with stock options is based upon recognition of the grant date fair value over the vesting period of the option. For income tax purposes, share-based compensation tax deductions associated with non-qualified stock option exercises and repurchases are based upon the difference between the stock price and the exercise price at time of exercise or repurchase. Prior to the Company’s adoption of ASU 2016-09 (see Note 3), in instances where share-based compensation expense for tax purposes was in excess of share-based compensation expense for U.S. GAAP purposes, which has predominately been the case for the Company, U.S. GAAP required that the tax benefit associated with this excess expense be recorded to shareholders’ equity to the extent that it reduced cash taxes payable. During the three months ended March 31, 2015, the Company recorded excess tax benefits related to share-based awards of $1,799 as an increase to shareholders’ equity.

Prior to the Company’s adoption of ASU 2016-09 (see Note 3), U.S. GAAP also required that excess tax benefits related to share-based awards be reported as a decrease to cash flows from operating activities and as an increase to cash flows from financing activities. The Company reported $1,799 of excess tax benefits related to share-based awards as a decrease to cash flows from operating activities and as an increase to cash flows from financing activities for the three months ended March 31, 2015.

9.              CONTINGENCIES

The Company is subject to claims and lawsuits that arise primarily in the ordinary course of business. Management believes that the disposition or ultimate resolution of such claims and lawsuits will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

10.       INCOME PER COMMON SHARE

The following table sets forth the computation of basic and diluted income per common share:

	Three Months Ended
	March 31,
	2016	2015
Numerator:
Net income attributable to Diplomat Pharmacy, Inc.	$15,429	$2,858

Denominator:
Weighted average common shares outstanding, basic	64,539,161	51,813,464
Weighted average dilutive effect of stock options and restricted stock awards	1,959,494	2,947,389
Weighted average dilutive effect of contingent consideration	1,346,282	—
Weighted average common shares outstanding, diluted	67,844,937	54,760,853

Net income per common share:
Basic	$0.24	$0.06
Diluted	$0.23	$0.05

Stock options to purchase a weighted average of 1,369,375 common shares were excluded from the computation of diluted weighted average common shares outstanding for the three months ended March 31, 2016 as inclusion of such options would be anti-dilutive. Performance-based stock options to purchase up to a weighted average of 46,119 and 287,192 common shares were excluded from the computation of diluted weighted average common shares outstanding for the three months ended March 31, 2016 and 2015, respectively, as all performance conditions were not satisfied.

All outstanding restricted stock awards were dilutive for the three months ended March 31, 2016 and 2015.

11.       SUBSEQUENT EVENT

On April 28, 2016, the Company signed a definitive agreement (“Agreement”) to acquire Valley Campus Pharmacy, Inc., doing business as TNH Advanced Specialty Pharmacy (“TNH”). TNH, a specialty pharmacy based in Van Nuys, California, provides medication management programs for individuals with complex chronic diseases, including oncology, hepatitis, immunology and other serious and/or long-term conditions. Under the terms of the Agreement, the Company will purchase TNH for $65,000 in cash and approximately $10,000 in Diplomat common stock (324,244 shares) upon the closing of the transaction, which is anticipated to occur in May or June 2016, subject to customary closing conditions.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(dollars in thousands, except per share, per patient and per prescription data)

The following Management’s Discussion and Analysis of financial condition and results of operations (“MD&A”) should be read in conjunction with the condensed consolidated financial statements (unaudited), related notes and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q and the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2015, which was filed on February 29, 2016 with the Securities and Exchange Commission (“SEC”).

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

The forward-looking statements contained in this report are based on management’s good-faith belief and reasonable judgment based on current information. The forward-looking statements are qualified by important factors, risks and uncertainties, many of which are beyond our control, that could cause our actual results to differ materially from those in the forward-looking statements, including those described elsewhere in this report, as well as in our Annual Report on Form 10-K for the year ended December 31, 2015 and subsequent reports filed with or furnished to the SEC. Any forward-looking statement made by us in this report speaks only as of the date hereof or as of the date specified herein. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by any applicable laws or regulations.

Overview

Diplomat Pharmacy, Inc. (the “Company,” Diplomat,” “our,” “us,” or “we”) is the largest independent specialty pharmacy in the United States, and is focused on improving lives of patients with complex chronic diseases. Our patient-centric approach positions us at the center of the healthcare continuum for treatment of complex chronic diseases through partnerships with patients, payors, pharmaceutical manufacturers and physicians. We offer a broad range of innovative solutions to address the dispensing, delivery, dosing and reimbursement of clinically intensive, high-cost specialty drugs (many of which can cost over $100,000 per patient, per year). We have expertise across a broad range of high-growth specialty therapeutic categories, including oncology, immunology, hepatitis, multiple sclerosis, specialty infusion therapy and many other serious and/or long-term conditions. We dispense to all 50 states through our distribution facilities that enable us to ship medications nationwide as well as centralized clinical call centers that help us deliver localized services on a national scale. Diplomat was founded in 1975 by our chief executive officer, Philip Hagerman, and his father, Dale, both trained pharmacists who transformed our business from a traditional pharmacy into a leading specialty pharmacy beginning in 2005.

Our core revenues are derived from the customized care management programs we deliver to our patients, including the dispensing of their specialty medications. Because our core therapeutic disease states generally require multi-year or life-long therapy, our singular focus on complex chronic diseases helps drive recurring revenues and sustainable growth. Our revenue growth is primarily driven by new drugs coming to market, new indications for existing drugs, volume growth with current clients and addition of new clients. For the three months ended March 31, 2016 and 2015, we derived over 99% of our revenue from the dispensing of drugs and the reporting of data associated with those dispenses to pharmaceutical manufacturers and other outside companies.

Our recent and historical growth has largely been driven by our position as a leader in oncology, immunology, hepatitis, multiple sclerosis and specialty infusion therapeutic categories. For the three months ended March 31,

2016 and 2015, we generated approximately 93% and 91%, respectively, of our revenues in these categories in aggregate.

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

We also provide specialty pharmacy support services to a national network of retailers as well as hospitals and health systems. We provide services to retailers and independent pharmacy groups, hospitals and health systems. For many of our retail, hospital and health system partners, we earn revenue by providing clinical and administrative support services on a fee-for-service basis to help them dispense specialty medications. Our other revenues for the three months ended March 31, 2016 and 2015 were derived from these services provided to retail and hospital pharmacy partners.

Key Performance Metrics

We regularly review a number of metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections, and make strategic decisions:

	Three Months Ended March 31,
	2016	2015
Prescriptions dispensed	232,000	194,000
Prescriptions serviced (not dispensed)	61,000	53,000
Total prescriptions	293,000	247,000

Net sales per prescription dispensed	$4,276	$3,210
Gross profit per prescription dispensed	$332	$205
Net sales per prescription serviced (not dispensed)	$33	$25
Gross profit per prescription serviced (not dispensed)	$33	$25

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

Our volume for the three months ended March 31, 2016 was 293,000 prescriptions dispensed or serviced, a 19% increase compared to approximately 247,000 prescriptions dispensed or serviced for the three months ended March 31, 2015. The volume increase was due to new drugs to the market or newly dispensed by us, growth in patients from current payors and physician practices, growth in prescriptions serviced for retailers, and the addition of patients from new payors and physician practices. Our BioRx, LLC (“BioRx”) and Burman’s Apothecary, LLC (“Burman’s”) acquisitions also contributed to the volume increase. These volume increases were partially offset by the loss of non-specialty dispenses resulting from the sale of our compounding business in September 2015.

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

Selling, General and Administrative Expenses

Our operating expenses primarily consist of employee and employee-related costs, as well as outbound prescription drug transportation and logistics costs. Our employee and employee-related costs relate to both our patient-facing personnel and our non-patient facing support and administrative personnel. Other operating expenses consist of occupancy and other indirect costs, insurance costs, professional fees and other general overhead expenses. We expect that general and administrative expenses will continue to increase as we incur additional expenses related to our growth.

Other Expense

Other expense primarily consists of interest expense associated with our debt, and tax credits.

Results of Operations

The following table provides statements of operations data for each of the periods presented:

	Three Months Ended March 31,
	2016	2015
Net sales	$995,870	$624,883
Cost of products sold	(916,632)	(583,741)
Gross profit	79,238	41,142
Selling, general and administrative expenses	(54,194)	(36,304)
Income from operations	25,044	4,838
Other (expense) income:
Interest expense	(1,434)	(321)
Other	107	105
Total other expense	(1,327)	(216)
Income before income taxes	23,717	4,622
Income tax expense	(8,534)	(1,950)
Net income	15,183	2,672
Less net loss attributable to noncontrolling interest	(246)	(186)
Net income attributable to Diplomat Pharmacy, Inc.	$15,429	$2,858

Net Sales

Our net sales for the three months ended March 31, 2016 were $995,870, a $370,987 increase, or 59%, compared to $624,883 for the three months ended March 31, 2015. This increase was primarily the result of organic growth, including approximately $122,000 from increased volume and a more favorable mix of those drugs that existed a year ago, approximately $62,000 from the impact of manufacturing price increases, and approximately $42,000 of additional revenue from drugs that were new in the past twelve months. BioRx and Burman’s, combined, contributed approximately $145,000 to the increase.

Cost of Goods Sold

Our cost of goods sold for the three months ended March 31, 2016 was $916,632, a $332,891 increase, or 57%, compared to $583,741 for the three months ended March 31, 2015. This increase was primarily the result of the same factors that drove the increase in our net sales over the same time period. Cost of goods sold was 92.0% and 93.4% of net sales for the three months ended March 31, 2016 and 2015, respectively. The gross margin improvement from 6.6% to 8.0% for the three months ended March 31, 2016 and 2015, respectively, was primarily due to drug mix changes, including the impact of BioRx and Burman’s, as well as the greater impact of manufacturer price increases and increased pharma dollars.

Selling, General and Administrative Expenses

Our selling, general, and administrative expenses (“SG&A”) for the three months ended March 31, 2016 were $54,194, a $17,890 increase, compared to $36,304 for the three months ended March 31, 2015. Total employee cost increased by $14,396 and includes the employee expense for our acquired entities. The increased employee expense was primarily attributable to the 19% increase in dispensed and serviced prescription volume, combined with the increased clinical and administrative complexity associated with our mix of business. Amortization expense from definite-lived intangible assets associated with our acquired entities increased $6,963. The remaining increase was in all other SG&A to support our growth including consulting fees, software licenses, travel, freight and other miscellaneous expenses. These increases were partially offset by a $9,399 decrease in the fair value of contingent consideration related to our acquisitions. As a percent of net sales, SG&A, excluding acquisition-related amortization and change in contingent consideration, accounted for 5.5% of total revenues for each of the three month periods ended March 31, 2016 and 2015. This is primarily attributable to the increased operating complexity associated with our BioRx and Burman’s acquisitions and new drugs, partially offset by operating efficiencies.

Other Expense

Our other expense for the three months ended March 31, 2016 was $1,327, compared to $216 for the three months ended March 31, 2015. The $1,111 increase is primarily attributable to an increase in interest expense.

Income Tax Expense

Our income tax expense for the three months ended March 31, 2016 and 2015 was $8,534 and $1,950, respectively, resulting in effective tax rates (“ETR”) of 36% and 42%, respectively. Income tax expense for the three months ended March 31, 2016 included the recognition of excess tax benefits, which favorably impacted first quarter 2016 ETR by 2% (see Note 3).

Liquidity and Capital Resources

Our primary uses of cash include funding our ongoing working capital needs, business acquisitions, acquiring and maintaining internal use software and property and equipment, and debt service. Our primary source of liquidity for our working capital is cash flows generated from operations. At various times during the course of the year, we may be in an operating cash usage position, which may require us to use our short-term borrowings. We continuously monitor our working capital position and associated cash requirements and explore opportunities to more effectively manage our inventory and capital spending. As of March 31, 2016 and December 31, 2015, we had $14,684 and $27,600, respectively, of cash and cash equivalents. Our cash balances fluctuate based on working capital needs and the timing of sweeping available cash each day to pay down any outstanding balance on our line of credit, for which there were no amounts outstanding at either March 31, 2016 or December 31, 2015. Our available liquidity under our line of credit was $175,000 and $166,691 at March 31, 2016 and December 31, 2015, respectively.

We believe that funds generated from operations, our cash and cash equivalents on hand, and available borrowing capacity under our credit facility will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. We may enhance our competitive position through additional complementary acquisitions in both existing and new markets. Therefore, from time to time, we may access the equity or debt markets to raise additional funds to finance acquisitions or otherwise on a strategic basis.

The following table provides cash flow data for each of the periods presented:

	Three Months Ended March 31,
	2016	2015
Net cash used in operating activities	$(5,579)	$(4,097)
Net cash used in investing activities	(5,747)	(3,911)
Net cash (used in) provided by financing activities	(1,590)	152,069
Net (decrease) increase in cash and cash equivalents	$(12,916)	$144,061

Cash Flows From Operating Activities

Cash flows from operating activities consists of net income, adjusted for non-cash items, and changes in various working capital items, including accounts receivable, inventories, accounts payable and other assets/liabilities.

The $1,482 increase in cash used in operating activities for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 was due to a $22,038 increase in net working capital outflows, partially offset by a $12,511 increase in net income and an $8,045 increase in non-cash adjustments to net income.

Cash Flows From Investing Activities

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

The $1,836 increase in cash used in investing activities during the three months ended March 31, 2016 compared to the three months ended March 31, 2015 was primarily related to an increase in expenditures for software for internal use and property and equipment, as we continue to expand and improve our information systems.

Cash Flows From Financing Activities

Our primary financing activities have consisted of proceeds from capital stock offerings, payments made to repurchase capital stock and stock options, debt borrowings and repayments, payment of debt issuance costs and proceeds from stock option exercises.

The $153,659 decrease in cash flow associated with financing activities during the three months ended March 31, 2016 compared to the three months ended March 31, 2015 was primarily related to the non-recurrence of the following 2015 activities: $187,281 in net proceeds from our follow-on public offering, partially offset by $36,298 in payments made to repurchase stock options.

Excess Tax Benefits Related to Share-Based Awards

For accounting principles generally accepted in the U.S. (“U.S. GAAP”) purposes, share-based compensation expense associated with stock options is based upon recognition of the grant date fair value over the vesting period of the option. For income tax purposes, share-based compensation tax deductions associated with non-qualified stock option exercises and repurchases are based upon the difference between the stock price and the exercise price at time of exercise or repurchase. Prior to our adoption of Financial Accounting Standards Board’s Accounting Standards Update No. 2016-09, Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”) (see Note 3), in instances where share-based compensation expense for tax purposes was in excess of share-based compensation expense for U.S. GAAP purposes, which has predominately been the case for us, U.S. GAAP required that the tax benefit associated with this excess expense be recorded to shareholders’ equity to the extent that it reduced cash taxes payable. During the three months ended March 31, 2015, we recorded excess tax benefits related to share-based awards of $1,799 as an increase to shareholders’ equity.

Prior to our adoption of ASU 2016-09 (see Note 3), U.S. GAAP also required that excess tax benefits related to share-based awards be reported as a decrease to cash flows from operating activities and as an increase to cash flows from financing activities. We reported $1,799 of excess tax benefits related to share-based awards as a decrease to cash flows from operating activities and as an increase to cash flows from financing activities for the three months ended March 31, 2015.

Debt

On April 1, 2015, we entered into a Second Amended and Restated Credit Agreement with Capital One, as agent and as a lender, the other lenders party thereto and the other credit parties party thereto, providing for a line of credit of $175,000, a fully drawn Term Loan A for $120,000 and a deferred draw term loan for an additional $25,000 (collectively, the “credit facility”). The credit facility matures April 1, 2020 and also provides for the issuance of letters of credit up to $10,000 and swingline loans up to $15,000, the issuance and incurrence of which will reduce the availability under the line of credit.

We had $115,500 and $117,000 outstanding on Term Loan A as of March 31, 2016 and December 31, 2015, respectively. We had no borrowings outstanding on our line of credit at either March 31, 2016 or December 31, 2015. We had $175,000 and $166,691 available to borrow on our line of credit at March 31, 2016 and December 31, 2015, respectively.

At March 31, 2016, our Term Loan A interest rate options were (i) LIBOR (as defined) plus 2.50% or (ii) Base Rate (as defined) plus 1.50%, and our line of credit and swingline loan interest rate options were (i) LIBOR (as defined) plus 2.00% or (ii) Base Rate (as defined) plus 1.00%. Our Term Loan A interest rate was 3.02% and 2.74% at March 31, 2016 and December 31, 2015, respectively. In addition, we are charged a monthly unused commitment fee ranging from 0.25% to 0.50% on our average unused daily balance on our $175,000 line of credit and on our $25,000 deferred draw term loan.

Our credit facility contains certain financial and non-financial covenants. We were in compliance with all such covenants as of March 31, 2016 and December 31, 2015.

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

Critical Accounting Policies and Estimates

The MD&A is based on the condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses. In accordance with U.S. GAAP, we base our estimates on historical experience and on various other assumptions that management believes are reasonable under the circumstances. Actual results might differ from these estimates under different assumptions or conditions and, to the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. During the three months ended March 31, 2016, there were no material changes to our critical accounting policies and use of estimates, which are disclosed in our audited consolidated financial statements for the year ended December 31, 2015 included in our Annual Report on Form 10-K, with the exception of our adoption of ASU 2016-09. See Note 3 for further details.

New Accounting Pronouncements

See Note 3 for a description of new accounting pronouncements.

Subsequent Event

On April 28, 2016, we signed a definitive agreement (“Agreement”) to acquire Valley Campus Pharmacy, Inc., doing business as TNH Advanced Specialty Pharmacy (“TNH”). TNH, a specialty pharmacy based in Van Nuys, California, provides medication management programs for individuals with complex chronic diseases, including oncology, hepatitis, immunology and other serious and/or long-term conditions. Under the terms of the Agreement, we will purchase TNH for $65,000 in cash and approximately $10,000 in Diplomat common stock (324,244 shares) upon the closing of the transaction, which is anticipated to occur in May or June 2016, subject to customary closing conditions. We intend to fund this acquisition utilizing cash on hand along with borrowings under our line of credit.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Our operations are solely in the United States of America (“U.S.”) and U.S. Territories and are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate and certain exposure, as well as risks relating to changes in the general economic conditions in the U.S. We are exposed to interest rate fluctuations with regard to future issuances of fixed-rate debt, and existing and future issuances of floating-rate debt. Primary exposures include the U.S. Prime Rate and LIBOR related to debt outstanding under our credit facility. In the past, we used interest rate swaps to reduce the volatility of our financing costs and to achieve a desired proportion of fixed and floating-rate debt. We did not use these interest rate swaps for trading or other speculative purposes. We currently are not using any interest rate swaps, but may in the future. A 100 basis point increase in 2016 interest rates would have decreased our pre-tax income for the three months ended March 31, 2016 by approximately $0.3 million.

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

Our management, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15(d)-15(e) promulgated under the Exchange Act) as of March 31, 2016. Based on these evaluations, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures required by paragraph (b) of Rule 13a-15 or 15d-15 were effective as of March 31, 2016.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the first quarter of 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.                                                LEGAL PROCEEDINGS

We are subject to claims and lawsuits that arise primarily in the ordinary course of business. We believe that the disposition or ultimate resolution of such claims and lawsuits will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

ITEM 1A.                                       RISK FACTORS

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015, which was filed with the Securities and Exchange Commission on February 29, 2016.

ITEM 6.                                                EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit / Appendix Number	Filing Date

10.1*	Diplomat Non-Employee Director Compensation Program	X

31.1	Section 302 Certification — CEO	X

31.2	Section 302 Certification — CFO	X

32.1**	Section 906 Certification — CEO	X

32.2**	Section 906 Certification — CFO	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase	X

101.LAB	XBRL Taxonomy Extension Label Linkbase	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

* Indicates a management contract or compensatory plan or arrangement.

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

Date: May 9, 2016