Form 10-Q
period 2016-06-30
Diplomat Pharmacy, Inc.
filed 2016-08-09
CIK 1610092

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

Yes ☐  No ☒

As of August 8, 2016, there were 66,377,721 outstanding shares of the registrant’s no par value common stock.

DIPLOMAT PHARMACY, INC.

Form 10-Q

For the Quarter Ended June 30, 2016

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DIPLOMAT PHARMACY, INC.

Condensed Consolidated Balance Sheets (Unaudited)

(dollars in thousands)

	June 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and equivalents	$7,906	$27,600
Accounts receivable, net	317,200	254,682
Inventories	182,151	165,950
Deferred income taxes	13,630	5,311
Prepaid expenses and other current assets	8,462	7,427
Total current assets	529,349	460,970

Property and equipment, net	19,546	16,538
Capitalized software for internal use, net	53,517	37,250
Goodwill	315,380	256,318
Definite-lived intangible assets, net	222,121	224,644
Investment in non-consolidated entity	4,959	4,959
Other noncurrent assets	850	900

Total assets	$1,145,722	$1,001,579

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$379,468	$296,587
Borrowings on line of credit	17,057	—
Short-term debt, including current portion of long-term debt	6,000	6,000
Accrued expenses:
Contingent consideration	5,750	52,665
Compensation and benefits	5,028	5,563
Other	11,579	11,087
Total current liabilities	424,882	371,902

Long-term debt, less current portion	104,147	106,706
Deferred income taxes	10,018	7,425
Total liabilities	539,047	486,033

Commitments and contingencies

Shareholders’ equity:
Preferred stock (10,000,000 shares authorized; none issued and outstanding)	—	—
Common stock (no par value; 590,000,000 shares authorized; 66,353,071 and 64,523,864 issued and outstanding at June 30, 2016 and December 31, 2015, respectively)	499,472	451,620
Additional paid-in capital	32,119	29,221
Retained earnings	71,996	31,130
Total Diplomat Pharmacy shareholders’ equity	603,587	511,971
Noncontrolling interests	3,088	3,575
Total shareholders’ equity	606,675	515,546

Total liabilities and shareholders’ equity	$1,145,722	$1,001,579

See accompanying notes to condensed consolidated financial statements.

DIPLOMAT PHARMACY, INC.

Condensed Consolidated Statements of Operations (Unaudited)

(dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net sales	$1,088,506	$808,011	$2,084,376	$1,432,894
Cost of products sold	(1,005,236)	(738,342)	(1,921,868)	(1,322,083)
Gross profit	83,270	69,669	162,508	110,811
Selling, general and administrative expenses	(69,416)	(62,474)	(123,610)	(98,777)
Income from operations	13,854	7,195	38,898	12,034
Other (expense) income:
Interest expense	(1,521)	(1,903)	(2,956)	(2,224)
Other	105	75	213	179
Total other expense	(1,416)	(1,828)	(2,743)	(2,045)
Income before income taxes	12,438	5,367	36,155	9,989
Income tax expense	(4,145)	(2,254)	(12,679)	(4,204)
Net income	8,293	3,113	23,476	5,785
Less net loss attributable to noncontrolling interest	(241)	(277)	(487)	(464)
Net income attributable to Diplomat Pharmacy, Inc.	$8,534	$3,390	$23,963	$6,249

Net income per common share:
Basic	$0.13	$0.05	$0.37	$0.11
Diluted	$0.13	$0.05	$0.35	$0.10

Weighted average common shares outstanding:
Basic	66,085,149	62,610,850	65,312,155	57,279,670
Diluted	68,034,392	64,795,362	67,939,665	59,845,620

See accompanying notes to condensed consolidated financial statements.

DIPLOMAT PHARMACY, INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(dollars in thousands)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net income	$23,476	$5,785
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	22,389	10,875
Change in fair value of contingent consideration	(8,922)	5,169
Contingent consideration payments	(382)	(300)
Net provision for doubtful accounts	4,010	5,359
Share-based compensation expense	3,152	1,232
Deferred income tax expense	11,178	1,450
Excess tax benefits related to share-based awards	—	(4,983)
Amortization of debt issuance costs	581	371
Other	1	210
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	(49,246)	(48,230)
Inventories	(11,358)	(34,545)
Accounts payable	52,878	12,221
Other assets and liabilities	(1,808)	4,831
Net cash provided by (used in) operating activities	45,949	(40,555)

Cash flows from investing activities:
Payments to acquire businesses, net of cash acquired	(69,072)	(299,977)
Expenditures for capitalized software for internal use	(7,349)	(6,118)
Expenditures for property and equipment	(3,705)	(1,009)
Other	1	8
Net cash used in investing activities	(80,125)	(307,096)

Cash flows from financing activities:
Net proceeds from line of credit	17,057	70,994
Payments on long-term debt	(3,000)	—
Proceeds from issuance of stock upon stock option exercises	1,203	5,880
Contingent consideration payments	(722)	(700)
Payments of debt issuance costs	(56)	(5,131)
Proceeds from follow-on public offering, net of transaction costs	—	187,271
Proceeds from long-term debt	—	120,000
Payments made to repurchase stock options	—	(36,298)
Excess tax benefits related to share-based awards	—	4,983
Net cash provided by financing activities	14,482	346,999

Net decrease in cash and equivalents	(19,694)	(652)

Cash and equivalents at beginning of period	27,600	17,957

Cash and equivalents at end of period	$7,906	$17,305

Supplemental disclosures of cash flow information:
Cash paid for interest	$2,318	$1,217
Cash paid for income taxes	401	216

See accompanying notes to condensed consolidated financial statements.

DIPLOMAT PHARMACY, INC.

Condensed Consolidated Statement of Changes in Shareholders’ Equity

(dollars in thousands)

					Total
					Diplomat
			Additional		Pharmacy, Inc.		Total
	Common Stock		Paid-In	Retained	Shareholders’	Noncontrolling	Shareholders’
	Shares	Amount	Capital	Earnings	Equity	Interest	Equity

Balance at January 1, 2016	64,523,864	$451,620	$29,221	$31,130	$511,971	$3,575	$515,546
Adoption of ASU 2016-09 (Note 3)	—	—	—	16,903	16,903	—	16,903
Net income (loss)	—	—	—	23,963	23,963	(487)	23,476
Issuance of common stock upon full contingent consideration payout	1,346,282	36,888	—	—	36,888	—	36,888
Issuance of common stock as partial consideration of Valley Campus Pharmacy, Inc.	324,244	9,507	—	—	9,507	—	9,507
Stock issued upon stock option exercises	152,916	1,457	(254)	—	1,203	—	1,203
Share-based compensation expense	—	—	3,152	—	3,152	—	3,152
Restricted stock awards	5,765	—	—	—	—	—	—
Balance at June 30, 2016	66,353,071	$499,472	$32,119	$71,996	$603,587	$3,088	$606,675

See accompanying notes to condensed consolidated financial statements.

DIPLOMAT PHARMACY, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollars in thousands, except per share amounts)

1.              DESCRIPTION OF BUSINESS

Diplomat Pharmacy, Inc. and its consolidated subsidiaries (the “Company”) operate a specialty pharmacy business which stocks, dispenses and distributes prescriptions for various biotechnology and specialty pharmaceutical manufacturers. Its primary focus is on medication management programs for individuals with complex chronic diseases, including oncology, immunology, hepatitis, multiple sclerosis, specialized infusion therapy and many other serious or long-term conditions. The Company has its corporate headquarters and main distribution facility in Flint, Michigan and maintains 19 other pharmacy locations in Arizona, California, Connecticut, Florida, Illinois, Iowa, Maryland, Massachusetts, Michigan, Minnesota, North Carolina, Ohio, Pennsylvania and Texas. The Company also has centralized call centers to effectively deliver services to customers located in all 50 states in the United States of America (“U.S.”) and U.S. territories. The Company operates as one reportable segment.

Follow-On Public Offering

In March 2015, the Company completed a follow-on public offering in which 9,821,125 shares of common stock were sold at a public offering price of $29.00 per share. The Company sold 6,821,125 shares of common stock and certain shareholders sold 3,000,000 shares of common stock. The Company did not receive any proceeds from the sale of common stock by the shareholders. The Company received net proceeds of $187,271. The Company used $36,298 of the net proceeds to repurchase options to purchase common stock held by a number of current and former employees, including certain executive officers, with the remainder of the proceeds used to pay a portion of the cash consideration for the BioRx, LLC (“BioRx”) acquisition (Note 4). The purchase price for each stock option repurchased was based on the public offering price per share, net of the underwriting discount and exercise price.

2.              BASIS OF PRESENTATION

Interim Unaudited Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, the interim financial statements include all adjustments of a normal recurring nature necessary for a fair presentation of the financial position, results of operations, cash flows and changes in shareholders’ equity. The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2015 included in the Company’s Annual Report on Form 10-K, which was filed with the SEC on February 29, 2016.

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

Revenue Recognition

The Company recognizes revenue from prescription drug sales for home delivery at the time the drugs are shipped. At the time of shipment, the Company has performed substantially all of its obligations under its payor contracts and does not experience a significant level of returns or reshipments. Revenues from dispensing specialty prescriptions that are picked up by patients at an open door or retail pharmacy location are recorded at prescription adjudication, which approximates the fill date. Sales taxes are presented on a net basis (excluded from revenues and costs). Revenues generated from prescription drug sales were $1,082,221 and $802,605 for the three months ended June 30, 2016 and 2015, respectively, and $2,072,232 and $1,424,327 for the six months ended June 30, 2016 and 2015, respectively.

The Company recognizes revenue from service, data and consulting services when the services have been performed and the earnings process is therefore complete. Revenues generated from service, data and consulting services were $6,285 and $5,406 for the three months ended June 30, 2016 and 2015, respectively, and $12,144 and $8,567 for the six months ended June 30, 2016 and 2015, respectively.

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

Debt issuance costs of $719 related to the Company’s line of credit arrangement remain classified within “Other noncurrent assets” as of December 31, 2015.

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

Effective January 1, 2016, the Company adopted the accounting guidance contained within ASU 2016-09. As a result, the Company recorded a $16,903 current deferred tax asset and a $16,903 increase to retained earnings on January 1, 2016 to recognize the Company’s excess tax benefits that existed as of December 31, 2015 (modified retrospective application). Beginning January 1, 2016, the Company recognizes all newly arising excess tax benefits as a reduction to income tax expense in its condensed consolidated statements of operations, which resulted in the Company’s recognition of $649 and $1,378 in benefits to income tax expense during the three and six months ended June 30, 2016, respectively. Also beginning January 1, 2016, the Company elected the prospective transition method such that excess tax benefits will no longer be reflected as a decrease to cash flows from operating activities and as an increase to cash flows from financing activities on the condensed consolidated statement of cash flows. Finally, effective January 1, 2016, the Company elected to account for share-based compensation forfeitures when they occur. There was no impact of this election because prior to the adoption the Company did not have adequate historical information to estimate forfeitures. No prior period amounts have been adjusted as a result of this adoption.

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

Valley Campus Pharmacy, Inc.

On June 1, 2016, the Company acquired Valley Campus Pharmacy, Inc. doing business as TNH Advanced Specialty Pharmacy (“TNH”). TNH, a specialty pharmacy based in Van Nuys, California, provides medication management programs for individuals with complex chronic diseases, including oncology, hepatitis, immunology and other serious or long-term conditions. The Company acquired TNH to further expand its existing business, to enhance its proprietary technology and to increase its national presence. The following table summarizes the consideration transferred to acquire TNH:

Cash	$70,931
324,244 restricted common shares	9,507
$80,438

The above share consideration at closing is based on 324,244 shares, in accordance with the purchase agreement, multiplied by the per share closing market price of the Company’s stock as of May 31, 2016 ($32.58) and multiplied by 90% to account for the restricted nature of the shares.

Approximately $3,800 of the purchase consideration was deposited into an escrow account to be held for two years after the closing date to satisfy any indemnification claims that may be made by the Company.

The Company incurred acquisition-related costs of $359 which were charged to “Selling, general and administrative expenses” during the three and six months ended June 30, 2016.

The following table summarizes the preliminary fair values of identifiable assets acquired and liabilities assumed at the acquisition date:

Cash	$2,113
Accounts receivable	17,251
Inventories	4,740
Prepaid expenses and other current assets	46
Property and equipment	200
Capitalized software for internal use	14,000
Definite-lived intangible assets	13,890
Other noncurrent assets	21
Accounts payable	(29,768)
Accrued expenses — compensation and benefits	(400)
Accrued expenses — other	(184)
Total identifiable net assets	21,909
Goodwill	58,529
$80,438

Definite-lived intangible assets that were acquired and their respective useful lives are as follows:

	Useful Life	Amount
Physician relationships	10 years	$7,700
Non-compete employment agreements	5 years	4,490
Trade names and trademarks	1 year	1,700
		$13,890

Burman’s Apothecary, LLC

On June 19, 2015, the Company acquired all of the outstanding equity interests of Burman’s Apothecary, LLC (“Burman’s”). Burman’s, located in the greater Philadelphia, Pennsylvania area, is a provider of individualized patient care with a primary focus on hepatitis C. The Company acquired Burman’s to further expand its existing hepatitis business, to enhance its proprietary technology and to increase its national presence. The following table summarizes the consideration transferred to acquire Burman’s:

Cash	$77,416
253,036 restricted common shares	9,578
$86,994

The above share consideration at closing is based on 253,036 shares, in accordance with the purchase agreement, multiplied by the per share closing market price of the Company’s stock as of June 18, 2015 ($42.06) and multiplied by 90% to account for the restricted nature of the shares.

Approximately $5,000 of the purchase consideration was deposited into an escrow account to be held for two years after the closing date to satisfy any indemnification claims that may be made by the Company.

The Company incurred acquisition-related costs of $204 which were charged to “Selling, general and administrative expenses” during both the three and six months ended June 30, 2015.

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
$383,721

The above share consideration at closing is based on 4,038,853 shares, in accordance with the purchase agreement, multiplied by the per share closing market price of the Company’s stock as of March 31, 2015 ($34.58) and multiplied by 90% to account for the restricted nature of the shares.

The purchase price included a contingent consideration arrangement that requires the Company to issue up to 1,350,309 shares of its restricted common stock, as computed in accordance with the purchase agreement, to the former holders of BioRx’s equity interests based upon the achievement of a certain earnings before interest, taxes, depreciation and amortization target in the 12-month period ending March 31, 2016. An independent valuation firm assisted with the Company’s determination of the fair value of the contingent consideration utilizing a Monte Carlo simulation. The Company issued 1,346,282 shares of its common stock, with a fair value of $36,888, along with $104 in cash, in a full payout of this contingent consideration arrangement. The fair value of this contingent consideration liability was $46,208 as of December 31, 2015.

Approximately $10,000 of the purchase consideration was deposited into an escrow account to be held for two years after the closing date to satisfy any indemnification claims that may be made by the Company.

The Company incurred acquisition-related costs of $283 and $1,354 which were charged to “Selling, general and administrative expenses” during the three and six months ended June 30, 2015, respectively.

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
		$181,700

Pro Forma Operating Results

The following 2016 unaudited pro forma summary presents consolidated financial information as if the TNH acquisition had occurred on January 1, 2015. The following 2015 unaudited pro forma summary presents consolidated financial information as if the TNH acquisition had occurred on January 1, 2015 and the Burman’s and BioRx acquisitions had occurred on January 1, 2014. The unaudited pro forma results reflect certain adjustments related to the acquisitions, such as amortization expense resulting from intangible assets acquired and adjustments to reflect the Company’s borrowings and tax rates. Accordingly, such pro forma operating results were prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made as of the as if dates or of results that may occur in the future.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net sales	$1,170,906	$1,001,256	$2,287,169	$1,895,306
Net income attributable to Diplomat Pharmacy, Inc.	$8,316	$7,750	$24,155	$12,757
Net income per common share — basic	$0.13	$0.12	$0.37	$0.21
Net income per common share — diluted	$0.12	$0.12	$0.35	$0.20

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

The following table presents the placement in the fair value hierarchy of assets and liabilities that are measured and disclosed at fair value on a recurring basis at June 30, 2016 and December 31, 2015:

	Asset /		Valuation
	(Liability)	Level 3	Technique
June 30, 2016:
Contingent consideration	$(5,750)	$(5,750)	C

December 31, 2015:
Contingent consideration	$(52,665)	$(52,665)	C

The following table sets forth a roll forward of the Level 3 measurements:

Contingent Consideration
Balance at January 1, 2016	$(52,665)
Change in fair value	8,922
Payments	37,993
Balance at June 30, 2016	$(5,750)

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

6.              GOODWILL AND DEFINITE-LIVED INTANGIBLE ASSETS

The following table sets forth a roll forward of goodwill for the six months ended June 30, 2016:

Balance at January 1, 2016	$256,318
TNH acquisition	58,529
Miscellaneous	533
Balance at June 30, 2016	$315,380

At June 30, 2016 and December 31, 2015, definite-lived intangible assets consist of the following:

	June 30, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patient relationships	$159,100	$(23,106)	$135,994	$159,100	$(15,217)	$143,883
Non-compete employment agreements	54,689	(13,205)	41,484	50,199	(8,111)	42,088
Trade names and trademarks	23,800	(4,107)	19,693	22,100	(2,710)	19,390
Physician relationships	21,700	(1,554)	20,146	14,000	(758)	13,242
Software licensing agreement	2,647	—	2,647	2,647	—	2,647
Intellectual property	2,157	—	2,157	2,157	—	2,157
Favorable supply agreement	2,700	(2,700)	—	2,700	(1,463)	1,237
	$266,793	$(44,672)	$222,121	$252,903	$(28,259)	$224,644

7.              INVESTMENTS IN NON-CONSOLIDATED ENTITIES

The Company maintains a 25% minority interest in WorkSmart MD, LLC, also known as Ageology, though it fully impaired its investment during the fourth quarter of 2014. In transactions unrelated to the Company, an affiliated entity of the Company’s chief executive officer has personally loaned $13,026 to Ageology through June 30, 2016.

In December 2014, the Company invested $3,500 in Physician Resource Management, Inc. (“PRM”) in exchange for a 15.0% equity position. In October 2015, the Company invested an additional $1,459, which increased its equity position in PRM to 19.9%. The Company accounts for this investment under the cost method as the Company does not have significant influence over its operations. In transactions unrelated to the Company, the Company’s chief executive officer has personally loaned $250 to PRM through June 30, 2016.

8.              DEBT

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

The Company had $114,000 and $117,000 outstanding on Term Loan A as of June 30, 2016 and December 31, 2015, respectively. Unamortized debt issuance costs of $3,853 and $4,294 as of June 30, 2016 and December 31, 2015, respectively, are presented in the condensed consolidated balance sheets as direct deductions from the outstanding debt balances (see Note 3). The Company had $17,057 and $0 outstanding on it line of credit as of June 30, 2016 and December 31, 2015, respectively. The Company had $157,943 and $166,691 available to borrow on its line of credit at June 30, 2016 and December 31, 2015, respectively.

At June 30, 2016, the Company’s Term Loan A interest rate options were (i) LIBOR (as defined) plus 2.50% or (ii) Base Rate (as defined) plus 1.50%, and the Company’s line of credit and swingline loan interest rate options were (i)

LIBOR (as defined) plus 2.00% or (ii) Base Rate (as defined) plus 1.00%. The Company’s Term Loan A interest rate was 2.96% and 2.74% at June 30, 2016 and December 31, 2015, respectively. The Company’s line of credit interest rate was 4.50% at June 30, 2016. In addition, the Company is charged a monthly unused commitment fee ranging from 0.25% to 0.50% on its average unused daily balance on its $175,000 line of credit and from 0.50% to 0.75% on its $25,000 deferred draw term loan.

The Company’s credit facility contains certain financial and non-financial covenants. The Company was in compliance with all such covenants as of June 30, 2016 and December 31, 2015.

9.              SHARE-BASED COMPENSATION

A summary of the Company’s stock option activity as of and for the six months ended June 30, 2016 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Options	Price	Life	Value
			(Years)
Outstanding at January 1, 2016	4,114,685	$17.53	7.7	$76,567
Granted	696,532	27.58
Exercised	(152,916)	7.86
Expired/cancelled	(50,334)	19.30
Outstanding at June 30, 2016	4,607,967	$19.35	7.6	$78,423

Exercisable at June 30, 2016	1,757,034	$10.26	6.0	$44,527

The Company recorded share-based compensation expense associated with stock options of $1,562 and $632 for the three months ended June 30, 2016 and 2015, respectively, and $2,994 and $1,157 for the six months ended June 30, 2016 and 2015, respectively. The Company recorded share-based compensation expense associated with restricted stock awards of $87 and $38 for the three months ended June 30, 2016 and 2015, respectively, and $158 and $75 for the six months ended June 30, 2016 and 2015, respectively.

The Company granted service-based awards of 315,000 options to purchase common stock to key employees under its 2014 Omnibus Incentive Plan during the six months ended June 30, 2016. The options become exercisable in installments of 25% per year, beginning on the first anniversary of the grant date and each of the three anniversaries thereafter, and have a maximum term of ten years. The Company also granted performance-based awards of 381,532 options to purchase common stock to key employees under its 2014 Omnibus Incentive Plan during the six months ended June 30, 2016. Such options will be earned or forfeited based upon the Company’s performance relative to specified revenue and adjusted earnings before interest, taxes, depreciation and amortization goals for the year ended December 31, 2016. The earned options, if any, will vest in four installments of 25%, with the first installment vesting upon the earlier of the date that the Company files its Annual Report on Form 10-K or Audit Committee confirmation of the satisfaction of the applicable performance goals, with the remaining installments vesting annually thereafter. These options also have a maximum term of ten years.

The 696,532 options to purchase common stock that were granted during the six months ended June 30, 2016 have a weighted average grant date fair value of $7.68 per option. The grant date fair values of these stock option awards were estimated using the Black-Scholes-Merton option pricing model using the assumptions set forth in the following table:

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

For U.S. GAAP purposes, share-based compensation expense associated with stock options is based upon recognition of the grant date fair value over the vesting period of the option. For income tax purposes, share-based compensation tax deductions associated with non-qualified stock option exercises and repurchases are based upon the difference between the stock price and the exercise price at time of exercise or repurchase. Prior to the Company’s adoption of ASU 2016-09 (see Note 3), in instances where share-based compensation expense for tax purposes was in excess of share-based compensation expense for U.S. GAAP purposes, which has predominately been the case for the Company, U.S. GAAP required that the tax benefit associated with this excess expense be recorded to shareholders’ equity to the extent that it reduced cash taxes payable. During the six months ended June 30, 2015, the Company recorded excess tax benefits related to share-based awards of $4,983 as an increase to shareholders’ equity.

Prior to the Company’s adoption of ASU 2016-09 (see Note 3), U.S. GAAP also required that excess tax benefits related to share-based awards be reported as a decrease to cash flows from operating activities and as an increase to cash flows from financing activities. The Company reported $4,983 of excess tax benefits related to share-based awards as a decrease to cash flows from operating activities and as an increase to cash flows from financing activities for the six months ended June 30, 2015.

10.       CONTINGENCIES

The Company is subject to claims and lawsuits that arise primarily in the ordinary course of business. Management believes that the disposition or ultimate resolution of such claims and lawsuits will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

11.       INCOME PER COMMON SHARE

The following table sets forth the computation of basic and diluted income per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Numerator:
Net income attributable to Diplomat Pharmacy, Inc.	$8,534	$3,390	$23,963	$6,249

Denominator:
Weighted average common shares outstanding, basic	66,085,149	62,610,850	65,312,155	57,279,670
Weighted average dilutive effect of stock options and restricted stock awards	1,949,243	2,184,512	1,954,369	2,565,950
Weighted average dilutive effect contingent consideration	—	—	673,141	—
Weighted average common shares outstanding, diluted	68,034,392	64,795,362	67,939,665	59,845,620

Net income per common share:
Basic	$0.13	$0.05	$0.37	$0.11
Diluted	$0.13	$0.05	$0.35	$0.10

Stock options to purchase a weighted average of 1,541,467 and 97,879 common shares for the three months ended June 30, 2016 and 2015, respectively, and 1,455,421 and 48,940 common shares for the six months ended June 30, 2016 and 2015, respectively, were excluded from the computation of diluted weighted average common shares outstanding as inclusion of such options would be anti-dilutive. Performance-based stock options to purchase up to a weighted average of 381,532 and 398,918 common shares for the three months ended June 30, 2016 and 2015, respectively, and 213,826 and 486,651 common shares for the six months ended June 30, 2016 and 2015, respectively, were excluded from the computation of diluted weighted average common shares outstanding as all performance conditions were not satisfied. Contingent consideration to issue up to 1,350,309 common shares was excluded from the computation of diluted weighted average common shares outstanding for both the three and six months ended June 30, 2015 as none of the necessary conditions were satisfied.

All outstanding restricted stock awards were dilutive for each of the three and six month periods ended June 30, 2016 and 2015.

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

Overview

Diplomat Pharmacy, Inc. (the “Company,” Diplomat,” “our,” “us,” or “we”) is the largest independent specialty pharmacy in the United States, and is focused on improving lives of patients with complex chronic diseases. Our patient-centric approach positions us at the center of the healthcare continuum for treatment of complex chronic diseases through partnerships with patients, payors, pharmaceutical manufacturers and physicians. We offer a broad range of innovative solutions to address the dispensing, delivery, dosing and reimbursement of clinically intensive, high-cost specialty drugs (many of which can cost over $100,000 per patient, per year). We have expertise across a broad range of high-growth specialty therapeutic categories, including oncology, immunology, hepatitis, multiple sclerosis, specialty infusion therapy and many other serious or long-term conditions. We dispense to all 50 states through our distribution facilities and manage centralized clinical call centers to deliver localized services on a national scale. Diplomat was founded in 1975 by our chief executive officer, Philip Hagerman, and his father, Dale, both trained pharmacists who transformed our business from a traditional pharmacy into a leading specialty pharmacy beginning in 2005.

Our core revenues are derived from the customized care management programs we deliver to our patients, including the dispensing of their specialty medications. Because our core therapeutic disease states generally require multi-year or life-long therapy, our singular focus on complex chronic diseases helps drive recurring revenues and sustainable growth. Our revenue growth is primarily driven by new drugs coming to market, new indications for existing drugs, volume growth with current clients and addition of new clients. For the six months ended June 30, 2016 and 2015, we derived over 99% of our revenue from the dispensing of drugs and the reporting of data associated with those dispenses to pharmaceutical manufacturers and other outside companies.

Our recent and historical growth has largely been driven by our position as a leader in oncology, immunology, hepatitis, multiple sclerosis and specialty infusion therapeutic categories. For the three months ended June 30, 2016 and 2015, we generated approximately 93% and 92%, respectively, of our revenues in these categories in aggregate. For the six months ended June 30, 2016 and 2015, we generated approximately 93% and 92%, respectively, of our revenues in these categories in aggregate.

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

We also provide specialty pharmacy support services to a national network of retailers and hospital groups, as well as hospitals and health systems. Through many of these partners, we earn revenue by providing clinical and administrative support services on a fee-for-service basis to help them dispense specialty medications. Our other revenues for the three and six month periods ended June 30, 2016 and 2015 were derived from these services provided to retail and hospital pharmacy partners.

Key Performance Metrics

We regularly review a number of metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections, and make strategic decisions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Prescriptions dispensed	241,000	234,000	473,000	429,000
Prescriptions serviced (not dispensed)	42,000	71,000	103,000	124,000
Total prescriptions	283,000	305,000	576,000	553,000

Net sales per prescription dispensed	$4,505	$3,442	$4,393	$3,329
Gross profit per prescription dispensed	$339	$289	$335	$250
Net sales per prescription serviced (not dispensed)	$37	$30	$35	$29
Gross profit per prescription serviced (not dispensed)	$37	$30	$35	$29

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

Our volume for the three months ended June 30, 2016 was approximately 283,000 prescriptions dispensed or serviced, a 7% decrease compared to approximately 305,000 prescriptions dispensed or serviced for the three months ended June 30, 2015. This volume decrease was primarily due to a decline in prescriptions serviced for retailers and the sale of our compounding business in September 2015, partially offset by an increase in new drugs to the market or newly dispensed by us, growth in patients from current payors and physician practices, and the addition of patients from new payors and physician practices. Our Burman’s Apothecary, LLC (“Burman’s”) and Valley Campus Pharmacy, Inc. doing business as TNH Advanced Specialty Pharmacy (“TNH”) acquisitions also contributed to the partially offsetting volume increase in the three months ended June 30, 2016. Our volume for the six months ended June 30, 2016 was approximately 576,000 prescriptions dispensed or serviced, a 4% increase compared to approximately 553,000 prescriptions dispensed or serviced for the six months ended June 30, 2015. The volume increase was due to new drugs to the market or newly dispensed by us, growth in patients from current payors and physician practices, the addition of patients from new payors and physician practices, and the contribution of BioRx, LLC (“BioRx”), Burman’s and TNH acquisitions. This volume increase was partially offset by a decrease in prescriptions serviced for retailers and the loss of non-specialty dispenses resulting from the sale of our compounding business in September 2015.

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

Other Expense

Other expense primarily consists of interest expense associated with our debt, as well as tax credits.

Results of Operations

Three Months Ended June 30, 2016 versus Three Months Ended June 30, 2015

The following table provides statements of operations data for each of the periods presented:

	Three Months Ended June 30,
	2016	2015
Net sales	$1,088,506	$808,011
Cost of products sold	(1,005,236)	(738,342)
Gross profit	83,270	69,669
Selling, general and administrative expenses	(69,416)	(62,474)
Income from operations	13,854	7,195
Other (expense) income:
Interest expense	(1,521)	(1,903)
Other	105	75
Total other expense	(1,416)	(1,828)
Income before income taxes	12,438	5,367
Income tax expense	(4,145)	(2,254)
Net income	8,293	3,113
Less net loss attributable to noncontrolling interest	(241)	(277)
Net income attributable to Diplomat Pharmacy, Inc.	$8,534	$3,390

Net Sales

Our net sales for the three months ended June 30, 2016 were $1,088,506, a $280,495 increase, or 35%, compared to $808,011 for the three months ended June 30, 2015. This increase was primarily the result of organic growth, including approximately $64,000 of additional revenue from drugs that were new in the past twelve months, approximately $63,000 from the impact of manufacturer price increases, and approximately $57,000 from increased volume and a more favorable mix of those drugs that existed a year ago. Burman’s and TNH, combined, contributed approximately $96,000 to the increase.

Cost of Goods Sold

Our cost of goods sold for the three months ended June 30, 2016 was $1,005,236, a $266,894 increase, or 36%, compared to $738,342 for the three months ended June 30, 2015. This increase was primarily the result of the same factors that drove the increase in our net sales over the same time period. Cost of goods sold was 92.4% and 91.4% of net sales for the three months ended June 30, 2016 and 2015, respectively. The gross margin decrease from 8.6% to 7.6% for the three months ended June 30, 2016 and 2015, respectively, was primarily due to the mix of drugs dispensed and the volume decline in non-specialty and retail volume.

Selling, General and Administrative Expenses

Our selling, general, and administrative expenses (“SG&A”) for the three months ended June 30, 2016 were $69,416, a $6,942 increase, compared to $62,474 for the three months ended June 30, 2015. Total employee cost increased by $7,341 and includes the employee expense for our acquired entities. The increased employee expense was primarily attributable to the increased clinical and administrative complexity associated with our mix of business. Amortization expense from definite-lived intangible assets associated with our acquired entities increased $2,898. The remaining increase was in all other SG&A to support our growth including software licenses, consulting fees, insurance and other miscellaneous expenses. These increases were partially offset by a $4,693 decrease in the change in fair value of contingent consideration related to our acquisitions and approximately $3,000 decrease in bad debt expense. As a percent of net sales, SG&A, excluding change in fair value of contingent consideration, accounted for 6.4% of net sales for the three months ended June 30, 2016 compared to 7.1% for the three months ended June 30, 2015. This decrease is attributable to natural leverage associated with managing high priced drugs and operating efficiencies.

Other Expense

Our other expense for the three months ended June 30, 2016 and 2015 was $1,416 and $1,828, respectively, and is primarily comprised of interest expense.

Income Tax Expense

Our income tax expense for the three months ended June 30, 2016 and 2015 was $4,145 and $2,254, respectively, resulting in effective tax rates of 33% and 42%, respectively. Income tax expense for the three months ended June 30, 2016 included the recognition of excess tax benefits, which favorably impacted second quarter 2016 effective tax rate by 5% (see Note 3).

Six Months Ended June 30, 2016 versus Six Months Ended June 30, 2015

The following table provides statements of operations data for each of the periods presented:

	Six Months Ended June 30,
	2016	2015
Net sales	$2,084,376	$1,432,894
Cost of products sold	(1,921,868)	(1,322,083)
Gross profit	162,508	110,811
Selling, general and administrative expenses	(123,610)	(98,777)
Income from operations	38,898	12,034
Other (expense) income:
Interest expense	(2,956)	(2,224)
Other	213	179
Total other expense	(2,743)	(2,045)
Income before income taxes	36,155	9,989
Income tax expense	(12,679)	(4,204)
Net income	23,476	5,785
Less net loss attributable to noncontrolling interest	(487)	(464)
Net income attributable to Diplomat Pharmacy, Inc.	$23,963	$6,249

Net Sales

Our net sales for the six months ended June 30, 2016 were $2,084,376, a $651,482 increase, or 45%, compared to $1,432,894 for the six months ended June 30, 2015. This increase was primarily the result of organic growth, including approximately $179,000 from increased volume and a more favorable mix of those drugs that existed a year ago, approximately $125,000 from the impact of manufacturer price increases, and approximately $106,000 of additional revenue from drugs that were new in the past twelve months. BioRx, Burman’s and TNH, combined, contributed approximately $241,000 to the increase.

Cost of Goods Sold

Our cost of goods sold for the six months ended June 30, 2016 was $1,921,868, a $599,785 increase, or 45%, compared to $1,322,083 for the six months ended June 30, 2015. This increase was primarily the result of the same factors that drove the increase in our net sales over the same time period. Cost of goods sold was 92.2% and 92.3% of net sales for the six months ended June 30, 2016 and 2015, respectively. The gross margin improvement from 7.7% to 7.8% for the six months ended June 30, 2016 and 2015, respectively, was primarily due to drug mix changes, including the impact of BioRx, Burman’s and TNH, as well as the greater impact of manufacturer price increases and increased pharma dollars.

Selling, General and Administrative Expenses

Our selling, general, and administrative expenses (“SG&A”) for the six months ended June 30, 2016 were $123,610, a $24,833 increase, compared to $98,777 for the six months ended June 30, 2015. Total employee cost increased by $21,737 and includes the employee expense for our acquired entities. The increased employee expense was primarily attributable to the 10% increase in dispensed prescription volume, combined with the increased clinical and administrative complexity associated with our mix of business. Amortization expense from definite-lived intangible assets associated with our acquired entities increased $9,861. The remaining increase was in all other SG&A to support our growth including software licenses, travel, consulting fees, freight and other miscellaneous expenses. These increases were partially offset by a $14,091 decrease in the change in fair value of contingent consideration related to our acquisitions. As a percent of net sales, SG&A, excluding change in fair value of contingent consideration, accounted for 6.4% of net sales for the six months ended June 30, 2016 compared to 6.5% for the six months ended June 30, 2015. This decrease is attributable to natural leverage associated with managing high priced drugs and operating efficiencies.

Other Expense

Our other expense for the six months ended June 30, 2016 and 2015 was $2,743 and $2,045, respectively, and is primarily comprised of interest expense.

Income Tax Expense

Our income tax expense for the six months ended June 30, 2016 and 2015 was $12,679 and $4,204, respectively, resulting in effective tax rates of 35% and 42%, respectively. Income tax expense for the six months ended June 30, 2016 included the recognition of excess tax benefits, which favorably impacted the 2016 year-to-date effective tax rate by 4% (see Note 3).

Liquidity and Capital Resources

Our primary uses of cash include funding our ongoing working capital needs, business acquisitions, acquiring and maintaining internal use software and property and equipment, and debt service. Our primary source of liquidity for our working capital is cash flows generated from operations. At various times during the course of the year, we may be in an operating cash usage position, which may require us to use our short-term borrowings. We continuously monitor our working capital position and associated cash requirements and explore opportunities to more effectively manage our inventory and capital spending. As of June 30, 2016 and December 31, 2015, we had $7,906 and $27,600, respectively, of cash and cash equivalents. Our cash balances fluctuate based on working capital needs and the timing of sweeping available cash each day to pay down any outstanding balance on our line of credit, which was $17,057 and $0 at June 30, 2016 and December 31, 2015, respectively. Our available liquidity under our line of credit was $157,943 and $166,691 at June 30, 2016 and December 31, 2015, respectively.

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

The following table provides cash flow data for each of the periods presented:

	Six Months Ended June 30,
	2016	2015
Net cash provided by (used in) operating activities	$45,949	$(40,555)
Net cash used in investing activities	(80,125)	(307,096)
Net cash provided by financing activities	14,482	346,999
Net decrease in cash and cash equivalents	$(19,694)	$(652)

Cash Flows From Operating Activities

Cash flows from operating activities consists of net income, adjusted for non-cash items, and changes in various working capital items, including accounts receivable, inventories, accounts payable and other assets/liabilities.

The $86,504 increase in cash flow associated with operating activities during the six months ended June 30, 2016 compared to the six months ended June 30, 2015 was due to a $17,961 increase in net income, a $56,189 decrease in net working capital outflows and a $12,354 increase in non-cash adjustments to net income.

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

The $226,971 decrease in cash used in investing activities during the six months ended June 30, 2016 compared to the six months ended June 30, 2015 was primarily related to a $230,905 decrease in cash used to acquire businesses.

Cash Flows From Financing Activities

Our primary financing activities have consisted of proceeds from capital stock offerings, payments made to repurchase capital stock and stock options, debt borrowings and repayments, payment of debt issuance costs and proceeds from stock option exercises.

The $332,517 decrease in cash provided by financing activities during the six months ended June 30, 2016 compared to the six months ended June 30, 2015 was primarily related to a $53,937 decrease in net proceeds from the line of credit and the non-recurrence of the following 2015 activities: $187,281 in net proceeds from our follow-on public offering and $120,000 in proceeds from Term Loan A, partially offset by $36,298 in payments made to repurchase stock options.

Excess Tax Benefits Related to Share-Based Awards

For accounting principles generally accepted in the U.S. (“U.S. GAAP”) purposes, share-based compensation expense associated with stock options is based upon recognition of the grant date fair value over the vesting period of the option. For income tax purposes, share-based compensation tax deductions associated with non-qualified stock option exercises and repurchases are based upon the difference between the stock price and the exercise price at time of exercise or repurchase. Prior to our adoption of Financial Accounting Standards Board’s Accounting

Standards Update No. 2016-09, Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”) (see Note 3), in instances where share-based compensation expense for tax purposes was in excess of share-based compensation expense for U.S. GAAP purposes, which has predominately been the case for us, U.S. GAAP required that the tax benefit associated with this excess expense be recorded to shareholders’ equity to the extent that it reduced cash taxes payable. During the six months ended June 30, 2015, we recorded excess tax benefits related to share-based awards of $4,983 as an increase to shareholders’ equity.

Prior to our adoption of ASU 2016-09 (see Note 3), U.S. GAAP also required that excess tax benefits related to share-based awards be reported as a decrease to cash flows from operating activities and as an increase to cash flows from financing activities. We reported $4,983 of excess tax benefits related to share-based awards as a decrease to cash flows from operating activities and as an increase to cash flows from financing activities for the six months ended June 30, 2015.

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

We had $114,000 and $117,000 outstanding on Term Loan A as of June 30, 2016 and December 31, 2015, respectively. We also had outstanding borrowings on our line of credit of $17,057 and $0 at June 30, 2016 and December 31, 2015, respectively. We had $157,943 and $166,691 available to borrow on our line of credit at June 30, 2016 and December 31, 2015, respectively.

At June 30, 2016, our Term Loan A interest rate options were (i) LIBOR (as defined) plus 2.50% or (ii) Base Rate (as defined) plus 1.50%, and our line of credit and swingline loan interest rate options were (i) LIBOR (as defined) plus 2.00% or (ii) Base Rate (as defined) plus 1.00%. Our Term Loan A interest rate was 2.96% and 2.74% at June 30, 2016 and December 31, 2015, respectively. Our line of credit interest rate was 4.50% at June 30, 2016. In addition, we are charged a monthly unused commitment fee ranging from 0.25% to 0.50% on our average unused daily balance on our $175,000 line of credit and from 0.50% to 0.75% on our $25,000 deferred draw term loan.

Our credit facility contains certain financial and non-financial covenants. We were in compliance with all such covenants as of June 30, 2016 and December 31, 2015.

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

Critical Accounting Policies and Estimates

The MD&A is based on the condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses. In accordance with U.S. GAAP, we base our estimates on historical experience and on various other assumptions that management believes are reasonable under the circumstances. Actual results might differ from these estimates under different assumptions or conditions and, to the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. During the six months ended June 30, 2016, there were no material changes to our critical accounting policies and use of estimates, which are disclosed in our audited consolidated financial statements for the year ended December 31, 2015 included in our Annual Report on Form 10-K, with the exception of our adoption of ASU 2016-09. See Note 3 for further details.

New Accounting Pronouncements

See Note 3 for a description of new accounting pronouncements.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Our operations are solely in the United States of America (“U.S.”) and U.S. Territories and are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate and certain exposure, as well as risks relating to changes in the general economic conditions in the U.S. We are exposed to interest rate fluctuations with regard to future issuances of fixed-rate debt, and existing and future issuances of floating-rate debt. Primary exposures include the U.S. Prime Rate and LIBOR related to debt outstanding under our credit facility. In the past, we used interest rate swaps to reduce the volatility of our financing costs and to achieve a desired proportion of fixed and floating-rate debt. We did not use these interest rate swaps for trading or other speculative purposes. We currently are not using any interest rate swaps, but may in the future. A 100 basis point increase in 2016 interest rates would have decreased our pre-tax income for the three and six months ended June 30, 2016 by approximately $0.3 million and $0.6 million, respectively.

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

Our management, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15(d)-15(e) promulgated under the Exchange Act) as of June 30, 2016. Based on these evaluations, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures required by paragraph (b) of Rule 13a-15 or 15d-15 were effective as of June 30, 2016.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the second quarter of 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.                                                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 1, 2016, in connection with a full payout of a contingent consideration arrangement, the Company issued 1,346,282 shares of its common stock to the former holders of BioRx’s equity interests (“BioRx Sellers”). No cash proceeds were received by the Company as the shares were issued as consideration for the prior acquisition. The 1,346,282 shares of common stock of the Company issued to the BioRx Sellers were issued and sold pursuant to exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, and/or Rule 506 of Regulation D promulgated thereunder by the SEC.

On June 1, 2016, in connection with the closing of the TNH acquisition, the Company issued 324,244 shares of its common stock to the owners of TNH. No cash proceeds were received by the Company as the shares were issued as consideration for the acquisition. The 324,244 shares of common stock of the Company issued to the sellers in connection with the TNH acquisition were issued and sold pursuant to exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, and/or Rule 506 of Regulation D promulgated thereunder by the SEC.

ITEM 6.                                                EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit / Appendix Number	Filing Date

31.1	Section 302 Certification — CEO	X

31.2	Section 302 Certification — CFO	X

32.1**	Section 906 Certification — CEO	X

32.2**	Section 906 Certification — CFO	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension	X

Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase	X

101.LAB	XBRL Taxonomy Extension Label Linkbase	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

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

Date:                  August 9, 2016