Form 10-Q
period 2016-09-30
Diplomat Pharmacy, Inc.
filed 2016-11-02
CIK 1610092

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number:  001-36677

DIPLOMAT PHARMACY, INC.

(Exact name of Registrant as specified in its charter)

Michigan	38-2063100
(State or other jurisdiction of	(IRS employer
incorporation or organization)	identification number)

4100 S. Saginaw St., Flint, Michigan	48507
(Address of principal executive offices)	(Zip Code)

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

Yes ☐   No ☒

As of November 1, 2016, there were 66,730,999 outstanding shares of the registrant’s no par value common stock.

DIPLOMAT PHARMACY, INC.

Form 10-Q

For the Quarter Ended September 30, 2016

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DIPLOMAT PHARMACY, INC.

Condensed Consolidated Balance Sheets (Unaudited)

(dollars in thousands)

	September 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and equivalents	$17,092	$27,600
Accounts receivable, net	289,162	254,682
Inventories	197,025	165,950
Deferred income taxes	17,992	5,311
Prepaid expenses and other current assets	7,528	7,427
Total current assets	528,799	460,970

Property and equipment, net	20,059	16,538
Capitalized software for internal use, net	51,659	37,250
Goodwill	315,373	256,318
Definite-lived intangible assets, net	208,722	224,644
Investment in non-consolidated entity	4,959	4,959
Other noncurrent assets	783	900

Total assets	$1,130,354	$1,001,579

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$331,979	$296,587
Borrowings on line of credit	45,519	—
Short-term debt, including current portion of long-term debt	6,750	6,000
Accrued expenses:
Compensation and benefits	7,115	5,563
Contingent consideration	—	52,665
Other	11,371	11,087
Total current liabilities	402,734	371,902

Long-term debt, less current portion	102,179	106,706
Deferred income taxes	12,027	7,425
Total liabilities	516,940	486,033

Commitments and contingencies

Shareholders’ equity:
Preferred stock (10,000,000 shares authorized; none issued and outstanding)	—	—
Common stock (no par value; 590,000,000 shares authorized; 66,711,874 and 64,523,864 issued and outstanding at September 30, 2016 and December 31, 2015, respectively)	502,695	451,620
Additional paid-in capital	32,807	29,221
Retained earnings	77,404	31,130
Total Diplomat Pharmacy shareholders’ equity	612,906	511,971
Noncontrolling interests	508	3,575
Total shareholders’ equity	613,414	515,546

Total liabilities and shareholders’ equity	$1,130,354	$1,001,579

See accompanying notes to condensed consolidated financial statements.

DIPLOMAT PHARMACY, INC.

Condensed Consolidated Statements of Operations (Unaudited)

(dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net sales	$1,181,173	$946,913	$3,265,549	$2,379,807
Cost of products sold	(1,102,661)	(871,150)	(3,024,529)	(2,193,233)
Gross profit	78,512	75,763	241,020	186,574
Selling, general and administrative expenses	(77,138)	(48,860)	(200,748)	(147,637)
Income from operations	1,374	26,903	40,272	38,937
Other (expense) income:
Interest expense	(1,831)	(1,542)	(4,787)	(3,766)
Other	49	90	262	270
Total other expense	(1,782)	(1,452)	(4,525)	(3,496)
(Loss) income before income taxes	(408)	25,451	35,747	35,441
Income tax benefit (expense)	3,236	(9,768)	(9,443)	(13,973)
Net income	2,828	15,683	26,304	21,468
Less net loss attributable to noncontrolling interest	(2,580)	(278)	(3,067)	(742)
Net income attributable to Diplomat Pharmacy, Inc.	$5,408	$15,961	$29,371	$22,210

Net income per common share:
Basic	$0.08	$0.25	$0.45	$0.37
Diluted	$0.08	$0.24	$0.43	$0.36

Weighted average common shares outstanding:
Basic	66,511,118	63,890,060	65,714,727	59,507,347
Diluted	68,359,611	65,513,055	68,082,564	61,758,979

See accompanying notes to condensed consolidated financial statements.

DIPLOMAT PHARMACY, INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(dollars in thousands)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net income	$26,304	$21,468
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	36,085	20,823
Change in fair value of contingent consideration	(8,922)	(1,660)
Contingent consideration payments	(4,174)	(3,738)
Net provision for doubtful accounts	6,378	3,307
Share-based compensation expense	4,508	2,502
Deferred income tax expense	8,824	1,185
Impairment expense	4,804	150
Amortization of debt issuance costs	878	665
Excess tax benefits related to share-based awards	—	(14,348)
Other	1	60
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	(23,639)	(43,513)
Inventories	(26,194)	(28,379)
Accounts payable	5,390	18,644
Other assets and liabilities	1,162	25,366
Net cash provided by operating activities	31,405	2,532

Cash flows from investing activities:
Payments to acquire businesses, net of cash acquired	(69,172)	(299,534)
Expenditures for capitalized software for internal use	(9,797)	(9,145)
Expenditures for property and equipment	(5,012)	(2,374)
Other	1	8
Net cash used in investing activities	(83,980)	(311,045)

Cash flows from financing activities:
Net proceeds from line of credit	45,519	21,756
Payments on long-term debt	(4,500)	(1,500)
Proceeds from issuance of stock upon stock option exercises	3,758	8,745
Contingent consideration payments	(2,681)	(3,012)
Payments of debt issuance costs	(29)	(5,056)
Proceeds from follow-on public offering, net of transaction costs	—	187,238
Proceeds from long-term debt	—	120,000
Payments made to repurchase stock options	—	(36,298)
Excess tax benefits related to share-based awards	—	14,348
Net cash provided by financing activities	42,067	306,221

Net decrease in cash and equivalents	(10,508)	(2,292)

Cash and equivalents at beginning of period	27,600	17,957

Cash and equivalents at end of period	$17,092	$15,665

Supplemental disclosures of cash flow information:
Cash paid for interest	$(3,793)	$(2,730)
Net cash refunded (paid) for income taxes	1,291	(346)

See accompanying notes to condensed consolidated financial statements.

DIPLOMAT PHARMACY, INC.

Condensed Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)

(dollars in thousands)

					Total
					Diplomat
			Additional		Pharmacy, Inc.		Total
	Common Stock		Paid-In	Retained	Shareholders’	Noncontrolling	Shareholders’
	Shares	Amount	Capital	Earnings	Equity	Interest	Equity

Balance at January 1, 2016	64,523,864	$451,620	$29,221	$31,130	$511,971	$3,575	$515,546
Adoption of ASU 2016-09 (Note 3)	—	—	—	16,903	16,903	—	16,903
Net income (loss)	—	—	—	29,371	29,371	(3,067)	26,304
Issuance of common stock upon full contingent consideration payout	1,346,282	36,888	—	—	36,888	—	36,888
Issuance of common stock as partial consideration of Valley Campus Pharmacy, Inc. acquisition	324,244	9,507	—	—	9,507	—	9,507
Stock issued upon stock option exercises	511,719	4,680	(922)	—	3,758	—	3,758
Share-based compensation expense	—	—	4,508	—	4,508	—	4,508
Restricted stock awards	5,765	—	—	—	—	—	—
Balance at September 30, 2016	66,711,874	$502,695	$32,807	$77,404	$612,906	$508	$613,414

See accompanying notes to condensed consolidated financial statements.

DIPLOMAT PHARMACY, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollars in thousands, except per share amounts)

1.              DESCRIPTION OF BUSINESS

Diplomat Pharmacy, Inc. and its consolidated subsidiaries (the “Company”) operate a specialty pharmacy business that stocks, dispenses, and distributes prescriptions for various biotechnology and specialty pharmaceutical manufacturers. Its primary focus is on medication management programs for individuals with complex chronic diseases. Disease states covered include hepatitis, immunology, multiple sclerosis, oncology, and specialized infusion therapy. The Company has its corporate headquarters and main distribution facility in Flint, Michigan, and maintains 19 other pharmacy locations in Arizona, California, Connecticut, Florida, Illinois, Iowa, Maryland, Massachusetts, Michigan, Minnesota, North Carolina, Ohio, Pennsylvania, and Texas. The Company also has centralized call centers to effectively deliver services to customers located in all 50 states in the United States of America (“U.S.”) and U.S. territories. The Company operates as one reportable segment.

Follow-On Public Offering

In March 2015, the Company completed a follow-on public offering, in which 9,821,125 shares of common stock were sold at a public offering price of $29.00 per share. The Company sold 6,821,125 shares of common stock, and certain shareholders sold 3,000,000 shares of common stock. The Company did not receive any proceeds from the sale of common stock by the shareholders. The Company received net proceeds of $187,238. The Company used $36,298 of the net proceeds to repurchase options to purchase common stock held by a number of current and former employees, including certain executive officers, with the remainder of the proceeds used to pay a portion of the cash consideration for the BioRx, LLC (“BioRx”) acquisition (Note 4). The purchase price for each stock option repurchased was based on the public offering price per share, net of the underwriting discount and exercise price.

2.              BASIS OF PRESENTATION

Interim Unaudited Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, the interim financial statements include all adjustments of a normal recurring nature necessary for a fair presentation of the financial position, results of operations, cash flows, and changes in shareholders’ equity. The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2015 included in the Company’s Annual Report on Form 10-K, which was filed with the SEC on February 29, 2016.

3.              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Diplomat Pharmacy, Inc., its wholly owned subsidiaries, and a 51 percent owned subsidiary, formed in August 2014, which the Company controls (see Note 6). An investment in an entity in which the Company owns less than 20 percent and does not have the ability to exercise significant influence is accounted for under the cost method.

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

Revenue Recognition

The Company recognizes revenue from prescription drug sales for home delivery at the time the drugs are shipped. At the time of shipment, the Company has performed substantially all of its obligations under its payor contracts and does not experience a significant level of returns or reshipments. Revenues from dispensing specialty prescriptions that are picked up by patients at an open-door or retail pharmacy location are recorded at prescription adjudication, which approximates the fill date. Sales taxes are presented on a net basis (excluded from revenues and costs). Revenues generated from prescription drug sales were $1,175,169 and $941,533 for the three months ended September 30, 2016 and 2015, respectively, and $3,247,401 and $2,365,860 for the nine months ended September 30, 2016 and 2015, respectively.

The Company accrues an estimate of fees, including direct and indirect remuneration (“DIR”) fees, which are assessed or expected to be assessed by payors at some point after adjudication of a claim. In the third quarter of 2016, the Company was assessed and recorded approximately $4,000 of retroactive DIR fees that increased its previous estimates by approximately $1,700 and $2,300 for the first and second quarters of 2016, respectively.

The Company recognizes revenue from service, data, and consulting services when the services have been performed and the earnings process is therefore complete. Revenues generated from service, data and consulting services were $6,004 and $5,380 for the three months ended September 30, 2016 and 2015, respectively, and $18,148 and $13,947 for the nine months ended September 30, 2016 and 2015, respectively.

Accounting Standards Update (“ASU”) Adoption — Debt Issuance Cost Presentation

In April 2015, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2015-03, Interest — Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”), and, in August 2015, the FASB issued ASU No. 2015-15, Interest — Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements - Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting (“ASU 2015-15”). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-15 then clarified that the SEC staff would not object to debt issuance costs related to a line-of-credit arrangement being presented as an asset on the balance sheet, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. These ASUs were effective for annual periods beginning after December 15, 2015, and for interim periods within those annual periods. Upon adoption, these ASUs were to be applied on a retrospective basis and disclosed as a change in an accounting principle.

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

Debt issuance costs of $719 related to the Company’s line of credit arrangement remained classified within “Other noncurrent assets” as of December 31, 2015.

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

Effective January 1, 2016, the Company adopted the accounting guidance contained within ASU 2016-09. As a result, the Company recorded a $16,903 current deferred tax asset and a $16,903 increase to retained earnings on January 1, 2016 to recognize the Company’s excess tax benefits that existed as of December 31, 2015 (modified retrospective application). Beginning January 1, 2016, the Company recognizes all newly arising excess tax benefits as a reduction to income taxes in its condensed consolidated statements of operations, which resulted in the Company’s recognition of $3,076 and $4,454 in benefits to income taxes during the three and nine months ended September 30, 2016, respectively. Also beginning January 1, 2016, the Company elected the prospective transition method such that excess tax benefits will no longer be reflected as a decrease to cash flows from operating activities and as an increase to cash flows from financing activities on the condensed consolidated statement of cash flows. Finally, effective January 1, 2016, the Company elected to account for share-based compensation forfeitures when they occur. There was no impact of this election because prior to the adoption the Company did not have adequate historical information to estimate forfeitures. No prior period amounts have been adjusted as a result of the adoption of ASU 2016-09.

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

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, requiring that inventory be measured at the lower of cost and net realizable value. Net realizable value is defined as estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This ASU is effective for annual periods beginning on or after December 15, 2016, including interim periods within those annual periods. The Company is currently evaluating the impact, if any, that the adoption of this guidance will have on its financial position, results of operations, cash flows, and/or disclosures.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, eliminating the current requirement for companies to present deferred tax assets and liabilities as current and noncurrent. Instead, companies will be required to classify all deferred tax assets and liabilities as noncurrent. This ASU is effective for annual periods beginning on or after December 15, 2016, including interim periods within those annual periods. The adoption of this guidance will result in a balance sheet reclassification and require related disclosure revisions in the Company’s financial statements and notes thereto.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), requiring lessees to recognize a right-of-use asset and a lease liability for all leases (with the exception of short-term leases) at the lease commencement date. This ASU is effective for annual periods beginning on or after December 15, 2018, including interim periods within those annual periods. Early adoption is permitted. The Company is currently evaluating whether to early adopt and the impact that the adoption of this guidance will have on its financial position, results of operations, cash flows, and/or disclosures.

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

The assets acquired and liabilities assumed in the business combinations described below, including identifiable intangible assets, were based on their estimated fair values as of the acquisition date. The excess of purchase price over the estimated fair value of the net tangible and identifiable intangible assets acquired was recorded as goodwill. The allocation of the purchase price required management to make significant estimates in determining the fair values of assets acquired and liabilities assumed, especially with respect to intangible assets. These estimated fair values were based on information obtained from management of the acquired companies and historical experience and, with respect to the long-lived tangible and intangible assets, were made with the assistance of an independent valuation firm. These estimates included, but were not limited to, the cash flows that an asset is expected to generate in the future, and the cost savings expected to be derived from acquiring an asset, discounted at rates commensurate with the risks and uncertainties involved. For acquisitions that involved contingent consideration, the Company recognized a liability equal to the fair value of the contingent consideration obligation as of the acquisition date. The estimate of fair value of a contingent consideration obligation required subjective assumptions regarding future business results, discount rates, and probabilities assigned to various potential business result scenarios.

Valley Campus Pharmacy, Inc.

On June 1, 2016, the Company acquired Valley Campus Pharmacy, Inc., doing business as TNH Advanced Specialty Pharmacy (“TNH”). TNH, a specialty pharmacy based in Van Nuys, California, provides medication management programs for individuals with complex chronic diseases, including oncology, hepatitis, and immunology. The Company acquired TNH to expand its existing business, enhance its proprietary technology, and increase its geographic presence, particularly in California and Texas. The following table summarizes the consideration transferred to acquire TNH:

Cash	$70,931
324,244 restricted common shares	9,507
Post-close adjustment receivable	(2,016)
$78,422

The above share consideration at closing is based on 324,244 shares, in accordance with the purchase agreement, multiplied by the per share closing market price of the Company’s common stock as of May 31, 2016 ($32.58), and multiplied by 90 percent to account for the restricted nature of the shares.

Approximately $3,800 of the purchase consideration was deposited into an escrow account to be held for two years after the closing date to satisfy any indemnification claims that may be made by the Company.

The Company incurred acquisition-related costs of $40 and $399 which were charged to “Selling, general and administrative expenses” during the three and nine months ended September 30, 2016, respectively.

The following table summarizes the preliminary fair values of identifiable assets acquired and liabilities assumed at the acquisition date:

Cash	$2,114
Accounts receivable	17,426
Inventories	4,740
Prepaid expenses and other current assets	46
Property and equipment	200
Capitalized software for internal use	14,000
Definite-lived intangible assets	13,890
Other noncurrent assets	21
Accounts payable	(29,773)
Accrued expenses — compensation and benefits	(400)
Accrued expenses — other	(1,962)
Total identifiable net assets	20,302
Goodwill	58,120
$78,422

Definite-lived intangible assets that were acquired and their respective useful lives are as follows:

	Useful Life	Amount
Physician relationships	10 years	$7,700
Noncompete employment agreements	5 years	4,490
Trade names and trademarks	1 year	1,700
		$13,890

Burman’s Apothecary, LLC

On June 19, 2015, the Company acquired all of the outstanding equity interests of Burman’s Apothecary, LLC (“Burman’s”). Burman’s, located in the greater Philadelphia area of Pennsylvania, is a provider of individualized patient care with a primary focus on those infected with the hepatitis C virus. The Company acquired Burman’s to expand its existing hepatitis business, enhance its proprietary technology, and increase its national presence. The following table summarizes the consideration transferred to acquire Burman’s:

Cash	$77,416
253,036 restricted common shares	9,578
$86,994

The above share consideration at closing is based on 253,036 shares, in accordance with the purchase agreement, multiplied by the per share closing market price of the Company’s common stock as of June 18, 2015 ($42.06), and multiplied by 90 percent to account for the restricted nature of the shares.

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

The following table summarizes the fair values of identifiable assets acquired and liabilities assumed at the acquisition date:

Accounts receivable	$17,109
Inventories	8,064
Prepaid expenses and other current assets	7,513
Property and equipment	88
Capitalized software for internal use	17,000
Definite-lived intangible assets	22,200
Accounts payable	(25,761)
Accrued expenses — compensation and benefits	(169)
Accrued expenses — other	(6)
Total identifiable net assets	46,038
Goodwill	40,956
$86,994

Definite-lived intangible assets that were acquired and their respective useful lives are as follows:

	Useful
	Life	Amount
Physician relationships	10 years	$14,000
Noncompete employment agreements	5 years	5,500
Favorable supply agreement	1 year	2,700
		$22,200

BioRx

On April 1, 2015, the Company acquired BioRx, a highly specialized pharmacy and infusion services company based in Cincinnati, Ohio. BioRx provides treatments for patients with ultra-orphan and rare, chronic diseases — predominately administered in the home and often via intravenous infusion. The Company acquired BioRx to expand its existing specialty infusion business and increase its national presence. The following table summarizes the consideration transferred to acquire BioRx:

Cash	$217,024
4,038,853 restricted common shares	125,697
Contingent consideration at fair value	41,000
$383,721

The above share consideration at closing is based on 4,038,853 shares, in accordance with the purchase agreement, multiplied by the per share closing market price of the Company’s common stock as of March 31, 2015 ($34.58), and multiplied by 90 percent to account for the restricted nature of the shares.

The purchase price included a contingent consideration arrangement that required the Company to issue up to 1,350,309 shares of its restricted common stock, as computed in accordance with the purchase agreement, to the former holders of BioRx’s equity interests based upon the achievement of a certain earnings before interest, taxes, depreciation and amortization target in the 12-month period ending March 31, 2016. An independent valuation firm assisted with the Company’s determination of the fair value of the contingent consideration utilizing a Monte Carlo simulation. The Company issued 1,346,282 shares of its common stock, with a fair value of $36,888, along with $105 in cash, in full payout of the contingent consideration arrangement in April 2016. The fair value of the contingent consideration liability was $46,208 as of December 31, 2015.

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

The following table summarizes the fair values of identifiable assets acquired and liabilities assumed at the acquisition date:

Cash and cash equivalents	$1,786
Accounts receivable	37,716
Inventories	5,546
Deferred income taxes	715
Prepaid expenses and other current assets	287
Property and equipment	494
Definite-lived intangible assets	181,700
Other noncurrent assets	163
Accounts payable	(25,088)
Accrued expenses — compensation and benefits	(1,653)
Accrued expenses — other	(852)
Deferred income taxes	(8,495)
Total identifiable net assets	192,319
Goodwill	191,402
$383,721

Definite-lived intangible assets that were acquired and their respective useful lives are as follows:

	Useful Life	Amount
Patient relationships	10 years	$130,000
Noncompete employment agreements	5 years	39,700
Trade names and trademarks	8 years	12,000
		$181,700

Pro Forma Operating Results

The following 2016 unaudited pro forma summary presents consolidated financial information as if the TNH acquisition had occurred on January 1, 2015. The following 2015 unaudited pro forma summary presents consolidated financial information as if the TNH acquisition had occurred on January 1, 2015 and the BioRx and Burman’s acquisitions had occurred on January 1, 2014. The unaudited pro forma results reflect certain adjustments related to the acquisitions, such as amortization expense resulting from intangible assets acquired and adjustments to reflect the Company’s borrowings and tax rates. Accordingly, such pro forma operating results were prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made as of the as if dates or of results that may occur in the future.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net sales	$1,181,173	$1,050,498	$3,468,342	$2,945,803
Net income attributable to Diplomat Pharmacy, Inc.	$5,395	$15,081	$29,576	$28,618
Net income per common share — basic	$0.08	$0.23	$0.45	$0.46
Net income per common share — diluted	$0.08	$0.23	$0.43	$0.44

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

An asset or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.

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

The following table presents the placement in the fair value hierarchy of assets and liabilities that were measured and disclosed at fair value on a recurring basis at December 31, 2015:

	Asset /		Valuation
	(Liability)	Level 3	Technique
Contingent consideration	$(52,665)	$(52,665)	C

The following table sets forth a roll forward of the Level 3 measurements:

Contingent Consideration
Balance at January 1, 2016	$(52,665)
Change in fair value	8,922
Payments	43,743
Balance at September 30, 2016	$—

The carrying amounts of the Company’s financial instruments — consisting primarily of cash and cash equivalents, accounts receivable, accounts payable, and other liabilities — approximate their estimated fair values due to the relative short-term nature of the amounts. The carrying amount of debt approximates fair value due to variable interest rates at customary terms and rates the Company could obtain in current financing.

6.              GOODWILL AND DEFINITE-LIVED INTANGIBLE ASSETS

The following table sets forth a roll forward of goodwill for the nine months ended September 30, 2016:

Balance at January 1, 2016	$256,318
TNH acquisition	58,120
Miscellaneous	935
Balance at September 30, 2016	$315,373

At September 30, 2016 and December 31, 2015, definite-lived intangible assets consisted of the following:

	September 30, 2016			December 31, 2015
	Gross	Accumulated	Net	Gross		Net
	Carrying	Amortization	Carrying	Carrying	Accumulated	Carrying
	Amount	/Impairment	Amount	Amount	Amortization	Amount
Patient relationships	$159,100	$(27,276)	$131,824	$159,100	$(15,217)	$143,883
Noncompete employment agreements	54,689	(15,940)	38,749	50,199	(8,111)	42,088
Physician relationships	21,700	(2,192)	19,508	14,000	(758)	13,242
Trade names and trademarks	23,800	(5,159)	18,641	22,100	(2,710)	19,390
Software licensing agreement	2,647	(2,647)	—	2,647	—	2,647
Intellectual property	2,157	(2,157)	—	2,157	—	2,157
Favorable supply agreement	2,700	(2,700)	—	2,700	(1,463)	1,237
	$266,793	$(58,071)	$208,722	$252,903	$(28,259)	$224,644

On August 28, 2014, the Company and two unrelated third party entities entered into a contribution agreement to form a new company, Primrose Healthcare, LLC (“Primrose”). Primrose functions as a management company, managing a network of physicians and medical professionals providing continuum care for patients infected with the hepatitis C virus. The Company contributed $5,000 for its 51% ownership interest, of which $2,000 and $3,000 were contributed during the years ended December 31, 2015 and 2014, respectively. The unrelated third party entities contributed a software licensing agreement valued at $2,647 and intellectual property valued at $2,157. During the third quarter of 2016, primarily due to updated projections of continuing losses into the foreseeable future, the Company fully impaired Primrose’s intangible assets. The $4,804 impairment is contained within “Selling, general and administrative expenses” for the three and nine months ended September 30, 2016. Primrose’s post-impairment balance sheet consists primarily of cash and cash equivalents as of September 30, 2016.

7.              INVESTMENTS IN NON-CONSOLIDATED ENTITIES

The Company maintains a 25 percent minority interest in WorkSmart MD, LLC, also known as Ageology, though it fully impaired its investment during the fourth quarter of 2014. In transactions unrelated to the Company, an affiliated entity of the Company’s chief executive officer has personally loaned $14,351 to Ageology through September 30, 2016.

In December 2014, the Company invested $3,500 in Physician Resource Management, Inc. (“PRM”) in exchange for a 15.0 percent equity position. In October 2015, the Company invested an additional $1,459, which increased its equity position in PRM to 19.9 percent. The Company accounts for this investment under the cost method, as the Company does not have significant influence over its operations. In transactions unrelated to the Company, the Company’s chief executive officer has personally loaned $250 to PRM through September 30, 2016.

8.              DEBT

On April 1, 2015, the Company entered into a Second Amended and Restated Credit Agreement with Capital One, as agent and as a lender, the other lenders party thereto and the other credit parties party thereto, providing for a line of credit of $175,000, a fully drawn Term Loan A for $120,000, and a deferred draw term loan for an additional

$25,000 (collectively, the “credit facility”). The credit facility matures April 1, 2020, and provides for the issuance of letters of credit up to $10,000 and swingline loans up to $15,000, the issuance and incurrence of which will reduce the availability under the line of credit.

The Company had $112,500 and $117,000 outstanding on Term Loan A as of September 30, 2016 and December 31, 2015, respectively. Unamortized debt issuance costs of $3,571 and $4,294 as of September 30, 2016 and December 31, 2015, respectively, are presented in the condensed consolidated balance sheets as direct deductions from the outstanding debt balances (see Note 3). The Company had $45,519 and $0 outstanding on its line of credit as of September 30, 2016 and December 31, 2015, respectively. The Company had $129,481 and $166,691 available to borrow on its line of credit at September 30, 2016 and December 31, 2015, respectively.

At September 30, 2016, the Company’s Term Loan A interest rate options were (i) LIBOR (as defined) plus 2.50 percent or (ii) Base Rate (as defined) plus 1.50 percent, and the Company’s line of credit and swingline loan interest rate options were (i) LIBOR (as defined) plus 2.00 percent or (ii) Base Rate (as defined) plus 1.00 percent. The Company’s Term Loan A interest rates were 3.02 percent and 2.74 percent at September 30, 2016 and December 31, 2015, respectively. The Company’s line of credit interest rate was 4.50 percent at September 30, 2016. In addition, the Company is charged a monthly unused commitment fee ranging from 0.25 percent to 0.50 percent on its average unused daily balance on its $175,000 line of credit and from 0.50 percent to 0.75 percent on its $25,000 deferred draw term loan.

The Company’s credit facility contains certain financial and non-financial covenants. The Company was in compliance with all such covenants as of September 30, 2016 and December 31, 2015.

9.              SHARE-BASED COMPENSATION

A summary of the Company’s stock option activity as of and for the nine months ended September 30, 2016 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Options	Price	Life	Value
			(Years)
Outstanding at January 1, 2016	4,114,685	$17.53	7.7	$76,567
Granted	846,532	28.64
Exercised	(511,719)	7.34
Expired/cancelled	(65,334)	22.95
Outstanding at September 30, 2016	4,384,164	$20.78	7.6	$46,822

Exercisable at September 30, 2016	1,614,796	$11.09	5.9	$30,692

The Company recorded share-based compensation expense associated with stock options of $1,236 and $1,232 for the three months ended September 30, 2016 and 2015, respectively, and $4,230 and $2,389 for the nine months ended September 30, 2016 and 2015, respectively. The Company recorded share-based compensation expense associated with restricted stock awards of $120 and $38 for the three months ended September 30, 2016 and 2015, respectively, and $278 and $113 for the nine months ended September 30, 2016 and 2015, respectively.

The Company granted service-based awards of 465,000 options to purchase common stock to key employees under its 2014 Omnibus Incentive Plan during the nine months ended September 30, 2016. The options become exercisable in installments of 25 percent per year, beginning on the first anniversary of the grant date and each of the three anniversaries thereafter, and have a maximum term of 10 years. The Company also granted performance-based awards of 381,532 options to purchase common stock to key employees under its 2014 Omnibus Incentive Plan during the first quarter of 2016. Such options will be earned or forfeited based upon the Company’s performance relative to specified revenue and adjusted earnings before interest, taxes, depreciation and amortization goals for the year ended December 31, 2016. The earned options, if any, will vest in four installments of 25%, with the first installment vesting upon the earlier of the date that the Company files its Annual Report on Form 10-K or Audit Committee confirmation of the satisfaction of the applicable performance goals, with the remaining installments vesting annually thereafter. These options also have a maximum term of 10 years.

The 846,532 options to purchase common stock that were granted during the nine months ended September 30, 2016 have a weighted average grant date fair value of $7.91 per option. The grant date fair values of these stock option awards were estimated using the Black-Scholes-Merton option-pricing model using the assumptions set forth in the following table:

Exercise price	$25.92 - $36.60
Expected volatility	23.90% - 24.76%
Expected dividend yield	0%
Risk-free rate over the estimated expected life	1.23% - 1.64%
Expected life (in years)	6.25

Estimating grant date fair values for employee stock options requires management to make assumptions regarding expected volatility of value of those underlying shares, the risk-free rate over the expected life of the stock options and the date on which share-based payments will be settled. Expected volatility is based on an implied volatility for a group of industry-relevant health care companies as of the measurement date. Risk-free rate is determined based upon U.S. Treasury rates over the estimated expected option lives. Expected dividend yield is zero, as the Company does not anticipate that any dividends will be declared during the expected term of the options. The expected term of options granted is calculated using the simplified method (the midpoint between the end of the vesting period and the end of the maximum term) because the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term due to the limited period of time its awards have been outstanding. If actual results differ significantly from these estimates and assumptions, share-based compensation expense and excess tax benefits, primarily with respect to future share-based awards, could be materially impacted.

In March 2015, the Company repurchased vested stock options to buy 1,641,387 shares of common stock from certain current employees, including certain executive officers, for cash consideration totaling $36,298. All repurchased stock options were granted under the Company’s 2007 Stock Option Plan. No incremental compensation expense was recognized as a result of these repurchases.

For U.S. GAAP purposes, share-based compensation expense associated with stock options is based upon recognition of the grant date fair value over the vesting period of the option. For income tax purposes, share-based compensation tax deductions associated with nonqualified stock option exercises and repurchases are based upon the difference between the stock price and the exercise price at time of exercise or repurchase. Prior to the Company’s adoption of ASU 2016-09 (see Note 3), in instances where share-based compensation expense for tax purposes was in excess of share-based compensation expense for U.S. GAAP purposes, which has predominately been the case for the Company, U.S. GAAP required that the tax benefit associated with this excess expense be recorded to shareholders’ equity to the extent that it reduced cash taxes payable. During the nine months ended September 30, 2015, the Company recorded excess tax benefits related to share-based awards of $14,348 as an increase to shareholders’ equity.

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

11.       INCOME PER COMMON SHARE

The following table sets forth the computation of basic and diluted income per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Numerator:
Net income attributable to Diplomat Pharmacy, Inc.	$5,408	$15,961	$29,371	$22,210

Denominator:
Weighted average common shares outstanding, basic	66,511,118	63,890,060	65,714,727	59,507,347
Weighted average dilutive effect of stock options and restricted stock awards	1,848,493	1,622,995	1,919,076	2,251,632
Weighted average dilutive effect of contingent consideration	—	—	448,761	—
Weighted average common shares outstanding, diluted	68,359,611	65,513,055	68,082,564	61,758,979

Net income per common share:
Basic	$0.08	$0.25	$0.45	$0.37
Diluted	$0.08	$0.24	$0.43	$0.36

Stock options to purchase a weighted average of 1,603,375 and 615,504 common shares for the three months ended September 30, 2016 and 2015, respectively, and 1,504,739 and 270,421 common shares for the nine months ended September 30, 2016 and 2015, respectively, were excluded from the computation of diluted weighted average common shares outstanding as inclusion of such options would be anti-dilutive. Performance-based stock options to purchase up to a weighted average of 381,532 and 678,234 common shares for the three months ended September 30, 2016 and 2015, respectively, and 269,728 and 550,512 common shares for the nine months ended September 30, 2016 and 2015, respectively, were excluded from the computation of diluted weighted average common shares outstanding as all performance conditions were not satisfied. Contingent consideration to issue up to 1,350,309 common shares was excluded from the computation of diluted weighted average common shares outstanding for both the three and nine months ended September 30, 2015, as none of the necessary conditions were satisfied.

All outstanding restricted stock awards were dilutive for each of the three- and nine-month periods ended September 30, 2016 and 2015.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(dollars in thousands, except per share, per patient and per prescription data)

The following Management’s Discussion and Analysis of financial condition and results of operations (“MD&A”) should be read in conjunction with the condensed consolidated financial statements (unaudited), related notes, and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q and the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2015, which was filed on February 29, 2016 with the Securities and Exchange Commission (“SEC”).

Forward-Looking Statements

Certain statements contained or incorporated in this Quarterly Report on Form 10-Q that are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements give current expectations or forecasts of future events or our future financial or operating performance. Words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “seek” and similar terms and phrases, or the negative thereof, may be used to identify forward-looking statements.

The forward-looking statements contained in this report are based on management’s good-faith belief and reasonable judgment based on current information. The forward-looking statements are qualified by important factors, risks, and uncertainties, many of which are beyond our control, that could cause our actual results to differ materially from those in the forward-looking statements, including those described elsewhere in this report, as well as in our Annual Report on Form 10-K for the year ended December 31, 2015 and subsequent reports filed with or furnished to the SEC. Any forward-looking statement made by us in this report speaks only as of the date hereof or as of the date specified herein. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments, or otherwise, except as may be required by any applicable laws or regulations.

Overview

Diplomat Pharmacy, Inc. (the “Company,” Diplomat,” “our,” “us,” or “we”) is the largest independent specialty pharmacy in the United States and is focused on improving the lives of patients with complex chronic diseases. Our patient-centric approach positions us at the center of the health care continuum for treatment of complex chronic diseases through partnerships with patients, payors, pharmaceutical manufacturers, and physicians. We offer a broad range of innovative solutions to address the dispensing, delivery, dosing, and reimbursement of clinically intensive, high-cost specialty drugs (many of which can cost more than $100,000 per patient, per year). We have expertise across a broad range of high-growth specialty therapeutic categories, including oncology, immunology, hepatitis, multiple sclerosis, specialty infusion therapy, and many other serious or long-term conditions. We dispense to all 50 states through our distribution facilities and manage centralized clinical call centers to deliver localized services on a national scale. Diplomat was founded in 1975 by our chief executive officer, Philip Hagerman, and his father, Dale, both trained pharmacists who transformed our business from a traditional pharmacy into a leading specialty pharmacy beginning in 2005.

Our core revenues are derived from the customized care management programs we deliver to our patients, including the dispensing of their specialty medications. Because our core therapeutic disease states generally require multiyear or lifelong therapy, our singular focus on complex chronic diseases helps drive recurring revenues and sustainable growth. Our revenue growth is primarily driven by new drugs coming to market, new indications for existing drugs, volume growth with current clients and addition of new clients. For the nine months ended September 30, 2016 and 2015, we derived more than 99 percent of our revenue from the dispensing of drugs and the reporting of data associated with those dispenses to pharmaceutical manufacturers and other outside companies.

Our recent and historical revenue growth has largely been driven by our position as a leader in the oncology, immunology, hepatitis, specialty infusion, and multiple sclerosis therapeutic categories. For the three months ended

September 30, 2016 and 2015, we generated approximately 94 percent and 93 percent, respectively, of our revenues in these categories in aggregate. For the nine months ended September 30, 2016 and 2015, we generated approximately 93 percent and 92 percent, respectively, of our revenues in these categories in aggregate.

We expect our revenue growth to continue to be driven by a highly visible and recurring base of prescription volume and revenues, favorable demographic trends, advanced clinical developments, expanding drug pipelines, earlier detection of chronic diseases, improved access to medical care, mix shift toward higher-cost specialty drugs and manufacturer price increases. In addition, we believe our expanding breadth of services, our growing penetration with new customers, and our access to limited-distribution drugs will help us achieve significant and sustainable revenue growth in the future. Further, we believe that limited distribution is becoming the delivery system of choice for many specialty drug manufacturers because it facilitates high patient engagement, clinical expertise, and an elevated focus on service. Accordingly, we believe our current portfolio of approximately 100 limited-distribution drugs, all of which are commercially available, is important to our revenue growth.

We also provide specialty pharmacy support services to a national network of retailers and hospital groups, as well as hospitals and health systems. Through many of these partners, we earn revenue by providing clinical and administrative support services on a fee-for-service basis to help them dispense specialty medications. Our other revenues for the three- and nine-month periods ended September 30, 2016 and 2015 were derived from these services provided to retail and hospital pharmacy partners.

Key Performance Metrics

We regularly review a number of metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections, and make strategic decisions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Prescriptions dispensed	266,000	245,000	740,000	673,000
Prescriptions serviced (not dispensed)	40,000	73,000	143,000	197,000
Total prescriptions	306,000	318,000	883,000	870,000

Net sales per prescription dispensed	$4,434	$3,857	$4,407	$3,525
Gross profit per prescription dispensed	$289	$301	$319	$269
Net sales per prescription serviced (not dispensed)	$37	$28	$35	$29
Gross profit per prescription serviced (not dispensed)	$37	$28	$35	$29

Prescription Data (rounded to the nearest thousand)

Prescriptions dispensed represents prescriptions filled and dispensed by Diplomat to patients or, in rare cases, to physicians. Prescriptions serviced (not dispensed) represents prescriptions filled and dispensed by a third-party (non-Diplomat) pharmacy, including unaffiliated retailers and health systems, as well as those for which we provide support services required to assist these patients and pharmacies through the complexity of filling specialty medications and those for which we earn a fee.

Our volume for the three months ended September 30, 2016 was approximately 306,000 prescriptions dispensed or serviced, a 3.8 percent decrease compared to approximately 318,000 prescriptions dispensed or serviced for the three months ended September 30, 2015. This volume decrease was primarily due to a decline in prescriptions serviced for retailers and the sale of our compounding business in September 2015, partially offset by an increase in new drugs to the market or newly dispensed by us, growth in patients from current payors and physician practices, and the addition of patients from new payors and physician practices. Our acquisition of Valley Campus Pharmacy, Inc., doing business as TNH Advanced Specialty Pharmacy (“TNH”), also contributed to the partially offsetting volume increase in the three months ended September 30, 2016. Our volume for the nine months ended September 30, 2016 was approximately 883,000 prescriptions dispensed or serviced, a 1.5 percent increase compared to approximately 870,000 prescriptions dispensed or serviced for the nine months ended September 30, 2015. The volume increase was due to new drugs to the market or newly dispensed by us, growth in patients from current payors and physician practices, the addition of patients from new payors and physician practices, and the contribution of our BioRx, LLC (“BioRx”), Burman’s Apothecary, LLC (“Burman’s”) and TNH acquisitions. This volume increase was partially offset by a decrease in prescriptions serviced for retailers and the loss of non-specialty dispenses resulting from the sale of our compounding business in September 2015.

Other Metrics

Other key metrics used in analyzing our business are net sales per prescription dispensed, gross profit per prescription dispensed, net sales per prescription serviced (not dispensed), and gross profit per prescription serviced (not dispensed).

Net sales per prescription dispensed represents total prescription revenue from prescriptions dispensed by Diplomat divided by the number of prescriptions dispensed by Diplomat. Gross profit per prescription dispensed represents gross profit from prescriptions dispensed by Diplomat divided by the number of prescriptions dispensed by Diplomat. Total prescription revenue from prescriptions dispensed includes all revenue collected from patients, third party payors and various patient assistance programs, as well as revenue collected from pharmaceutical manufacturers for data and other services directly tied to the actual dispensing of their drug(s). Gross profit represents total prescription revenue from prescriptions dispensed less the cost of the drugs purchased, including performance-related rebates paid by manufacturers to us, which are recorded as a reduction to cost of products sold.

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

Components of Results of Operations

Net Sales

Revenue for a dispensed prescription is recognized at the time of shipment for home delivery and at prescription adjudication (which approximates the fill date) for patient pick-up at open-door or retail pharmacy locations. We can earn revenue from multiple sources for any one claim, including the primary insurance plan, the secondary insurance plan, the tertiary insurance plan, the patient copay, and patient assistance programs. Prescription revenue also includes revenue from pharmaceutical manufacturers and other outside companies for data reporting or additional services rendered for dispensed prescriptions. Service revenue is primarily derived from fees earned by us from retail and hospital pharmacies for patient support that is provided by us to those non-Diplomat pharmacies to dispense specialty drugs to patients. The retail and hospital pharmacies dispense the drug and pay us a service fee for clinically and administratively servicing their patients.

Cost of Products Sold

Cost of products sold represents the purchase price of the drugs that we ultimately dispense. These drugs are purchased directly from the manufacturer or from an authorized wholesaler and the purchase price is negotiated with the selling entity. In general, period-over-period percentage changes in cost of products sold will move directionally with period-over-period percentage changes in net sales for prescription dispensing transactions. This is due to the mathematical relationship between average wholesale price (“AWP”) and wholesale acquisition cost (“WAC”), where most commonly AWP equals WAC multiplied by 1.20, and our contractual relationships to purchase at a discount off WAC and receive reimbursement at a discount off AWP. The discounts off AWP and WAC that we receive vary significantly by drug and by contract. Rebates we receive from manufacturers are reflected as reductions to cost of products sold when they are earned.

Selling, General and Administrative Expenses (“SG&A”)

Our operating expenses primarily consist of employee and employee-related costs, outbound prescription drug transportation and logistics costs, and amortization expense from definite-lived intangible assets associated with our acquired entities. Our employee and employee-related costs relate to both our patient-facing personnel and our non-patient-facing support and administrative personnel. Other operating expenses consist of occupancy and other indirect costs, insurance costs, professional fees, and other general overhead expenses. We expect that general and administrative expenses will continue to increase as we incur additional expenses related to our growth.

Other Expense

Other expense primarily consists of interest expense associated with our debt, as well as tax credits.

Results of Operations

Three Months Ended September 30, 2016 vs. Three Months Ended September 30, 2015

The following table provides condensed consolidated statements of operations data for each of the periods presented:

	Three Months Ended September 30,
	2016	2015
Net sales	$1,181,173	$946,913
Cost of products sold	(1,102,661)	(871,150)
Gross profit	78,512	75,763
SG&A	(77,138)	(48,860)
Income from operations	1,374	26,903
Other (expense) income:
Interest expense	(1,831)	(1,542)
Other	49	90
Total other expense	(1,782)	(1,452)
(Loss) income before income taxes	(408)	25,451
Income tax benefit (expense)	3,236	(9,768)
Net income	2,828	15,683
Less net loss attributable to noncontrolling interest	(2,580)	(278)
Net income attributable to Diplomat Pharmacy, Inc.	$5,408	$15,961

Net Sales

Our net sales for the three months ended September 30, 2016 were $1,181,173, a $234,260 or 25 percent increase, compared to $946,913 for the three months ended September 30, 2015. This increase was partially the result of organic growth, including approximately $79,000 of additional net sales from drugs that were new in the past 12 months, and approximately $65,000 from the impact of manufacturer price increases. TNH contributed approximately $119,000 to the increase. These increases were partially offset by approximately $21,000 of net sales decreases from existing drugs, primarily driven by a shift in hepatitis C drug mix from those drugs that existed a year ago to new drugs. Our net sales for the three months ended September 30, 2016 were also negatively impacted by approximately $8,000 in additional direct and indirect remuneration (“DIR”) fees, of which approximately $4,000 relate to activity in the first and second quarters of 2016, but were not assessed until the third quarter of 2016. DIR fees is a term used by the Centers for Medicare and Medicaid Services (“CMS”) to address price concessions that ultimately impact the prescription drug costs of Medicare Part D plans, but are not captured at the point of sale. This term is used to capture a number of a different type of fees assessed after adjudication of a claim.

Cost of Products Sold

Our cost of products sold for the three months ended September 30, 2016 was $1,102,661, a $231,511 or 27 percent increase, compared to $871,150 for the three months ended September 30, 2015. This increase was primarily the result of the same factors that drove the increase in our net sales over the same period. Cost of products sold was 93.4 percent and 92.0 percent of net sales for the three months ended September 30, 2016 and 2015, respectively. The gross margin decrease from 8.0 percent to 6.6 percent for the three months ended September 30, 2016 and 2015, respectively, was primarily due to: the non-repeat of a one-time $3,385 pharma credit received during the third quarter of 2015; increased DIR fees, inclusive of a year-to-date adjustment; a continued shift in mix towards higher priced but lower percent margin drugs, including the impact of TNH; lower growth and lower margins in our specialty infusion therapeutic category; and the September 2015 sale of our low profit, but high margin, compounding business.

SG&A

Our SG&A for the three months ended September 30, 2016 were $77,138, a $28,278 increase, compared to $48,860 for the three months ended September 30, 2015. Total employee cost increased by $6,840 and includes the employee expense for our acquired entities. The increased employee expense was primarily attributable to the increased clinical and administrative complexity associated with our mix of business. Change in fair value of contingent consideration was $0 and $(6,829) for the three months ended September 30, 2016 and 2015, respectively, thus leading to a period-over-period increase of $6,829. Other period-over-period increases include $4,420 in bad debt expense and $1,864 in amortization expense from definite-lived intangible assets associated with our acquired entities. Further contributing to the increase was our recognition of an impairment expense of $4,804 during the three months ended September 30, 2016 to fully impair the definite-lived intangible assets associated with Primrose Healthcare, LLC (“Primrose”). The remaining increase was in all other SG&A to support our growth including software licenses, insurance, and other miscellaneous expenses. As a percent of net sales, SG&A, excluding the change in fair value of contingent consideration and the Primrose impairment, accounted for 6.1 percent for the three months ended September 30, 2016 compared to 5.9 percent for the three months ended September 30, 2015.

Other Expense

Our other expense for the three months ended September 30, 2016 and 2015 was $1,782 and $1,452, respectively, and is primarily comprised of interest expense.

Income Taxes

Our income tax benefit (expense) for the three months ended September 30, 2016 and 2015 was $3,236 and $(9,768), respectively. Our income tax benefit for the three months ended September 30, 2016 was primarily due to the recognition of $3,076 in excess tax benefits (see Note 3).

Nine Months Ended September 30, 2016 vs. Nine Months Ended September 30, 2015

The following table provides condensed consolidated statements of operations data for each of the periods presented:

	Nine Months Ended September 30,
	2016	2015
Net sales	$3,265,549	$2,379,807
Cost of products sold	(3,024,529)	(2,193,233)
Gross profit	241,020	186,574
SG&A	(200,748)	(147,637)
Income from operations	40,272	38,937
Other (expense) income:
Interest expense	(4,787)	(3,766)
Other	262	270
Total other expense	(4,525)	(3,496)
Income before income taxes	35,747	35,441
Income tax expense	(9,443)	(13,973)
Net income	26,304	21,468
Less net loss attributable to noncontrolling interest	(3,067)	(742)
Net income attributable to Diplomat Pharmacy, Inc.	$29,371	$22,210

Net Sales

Our net sales for the nine months ended September 30, 2016 were $3,265,549, an $885,742 or 37 percent increase, compared to $2,379,807 for the nine months ended September 30, 2015. This increase was primarily the result of organic growth, including approximately $190,000 from the impact of manufacturer price increases, approximately $185,000 of additional net sales from drugs that were new in the past 12 months, and approximately $159,000 from increased volume and a more favorable mix of those drugs that existed a year ago. BioRx, Burman’s and TNH, combined, contributed approximately $360,000 to the increase. Our net sales for the nine months ended September 30, 2016 were negatively impacted by an approximate $8,000 increase in DIR fees compared to the prior year period.

Cost of Products Sold

Our cost of products sold for the nine months ended September 30, 2016 was $3,024,529, an $831,296 or 38 percent increase, compared to $2,193,233 for the nine months ended September 30, 2015. This increase was primarily the result of the same factors that drove the increase in our net sales over the same period. Cost of products sold was 92.6 percent and 92.2 percent of net sales for the nine months ended September 30, 2016 and 2015, respectively. The reduction in gross margin from 7.8 percent to 7.4 percent for the nine months ended September 30, 2016 and 2015, respectively, was primarily due to: increased DIR fees; a continued shift in mix towards higher priced but lower percent margin drugs, including the impact of TNH; lower growth and lower margins in our specialty infusion therapeutic category; and the September 2015 sale of our low profit, but high margin, compounding business.

SG&A

Our SG&A for the nine months ended September 30, 2016 were $200,748, a $53,111 increase, compared to $147,637 for the nine months ended September 30, 2015. Total employee cost increased by $28,577 and includes the employee expense for our acquired entities. The increased employee expense was primarily attributable to the 10 percent increase in dispensed prescription volume, combined with the increased clinical and administrative complexity associated with our mix of business. Amortization expense from definite-lived intangible assets associated with our acquired entities increased $11,725. Further contributing to the increase was our recognition of an impairment expense of $4,804 during the nine months ended September 30, 2016 to fully impair the definite-lived intangible assets associated with Primrose. The remaining increase was in all other SG&A to support our growth including software licenses, travel, consulting fees, freight, and other miscellaneous expenses. These increases were partially offset by a $7,262 decrease in the change in fair value of contingent consideration related to our acquisitions. As a percent of net sales, SG&A, excluding the change in fair value of contingent consideration and the Primrose impairment, accounted for 6.3 percent for each of the nine month periods ended September 30, 2016 and 2015.

Other Expense

Our other expense for the nine months ended September 30, 2016 and 2015 was $4,525 and $3,496, respectively, and is primarily comprised of interest expense.

Income Tax Expense

Our income tax expense for the nine months ended September 30, 2016 and 2015 was $9,443 and $13,973, respectively, resulting in effective tax rates of 26 percent and 39 percent, respectively. Income tax expense for the nine months ended September 30, 2016 included the recognition of $4,454 of excess tax benefits, which favorably affected the 2016 year-to-date effective tax rate by 12 percent (see Note 3).

Liquidity and Capital Resources

Our primary uses of cash include funding our ongoing working capital needs, business acquisitions, acquiring and maintaining internal use software and property and equipment, and debt service. Our primary source of liquidity for our working capital is cash flows generated from operations. At various times during the course of the year, we may be in an operating cash usage position, which may require us to use our short-term borrowings. We continuously monitor our working capital position and associated cash requirements and explore opportunities to more effectively manage our inventory and capital spending. As of September 30, 2016 and December 31, 2015, we had $17,092 and $27,600, respectively, of cash and cash equivalents. Our cash balances fluctuate based on working capital needs and the timing of sweeping available cash each day to pay down any outstanding balance on our line of credit, which was $45,519 and $0 at September 30, 2016 and December 31, 2015, respectively. Our available liquidity under our line of credit was $129,481 and $166,691 at September 30, 2016 and December 31, 2015, respectively.

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

The following table provides cash flow data for each of the periods presented:

	Nine Months Ended September 30,
	2016	2015
Net cash provided by operating activities	$31,405	$2,532
Net cash used in investing activities	(83,980)	(311,045)
Net cash provided by financing activities	42,067	306,221
Net decrease in cash and cash equivalents	$(10,508)	$(2,292)

Cash Flows from Operating Activities

Cash flows from operating activities consist of net income, adjusted for noncash items, and changes in various working capital items, including accounts receivable, inventories, accounts payable, and other assets/liabilities.

The $28,873 increase in cash provided by operating activities during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 was due to a $4,836 increase in net income, and a $39,436 increase in noncash adjustments to net income, partially offset by a $15,399 increase in net working capital outflows.

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

The $227,065 decrease in cash used in investing activities during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 was primarily related to a $230,362 decrease in cash used to acquire businesses.

Cash Flows from Financing Activities

Our primary financing activities have consisted of proceeds from capital stock offerings, payments made to repurchase capital stock and stock options, debt borrowings and repayments, payment of debt issuance costs and proceeds from stock option exercises.

The $264,154 decrease in cash provided by financing activities during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 was primarily related to the non-recurrence of the following 2015 activities: $187,238 in net proceeds from our follow-on public offering and $120,000 in proceeds from Term Loan A, partially offset by $36,298 in payments made to repurchase stock options.

Excess Tax Benefits Related to Share-Based Awards

For accounting principles generally accepted in the United States of America (“U.S. GAAP”) purposes, share-based compensation expense associated with stock options is based upon recognition of the grant date fair value over the vesting period of the option. For income tax purposes, share-based compensation tax deductions associated with nonqualified stock option exercises and repurchases are based upon the difference between the stock price and the exercise price at time of exercise or repurchase. Prior to our adoption of Financial Accounting Standards Board’s Accounting Standards Update No. 2016-09, Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”) (see Note 3), in instances where share-based compensation expense for tax purposes was in excess of share-based compensation expense for U.S. GAAP purposes, which has predominately been the case for us, U.S. GAAP required that the tax benefit associated with this excess expense be recorded to shareholders’ equity to the extent that it reduced cash taxes payable. During the nine months ended September 30, 2015, we recorded excess tax benefits related to share-based awards of $14,348 as an increase to shareholders’ equity.

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

Debt

On April 1, 2015, we entered into a Second Amended and Restated Credit Agreement with Capital One, as agent and as a lender, the other lenders party thereto and the other credit parties party thereto, providing for a line of credit of $175,000, a fully drawn Term Loan A for $120,000, and a deferred draw term loan for an additional $25,000 (collectively, the “credit facility”). The credit facility matures April 1, 2020, and provides for the issuance of letters of credit up to $10,000 and swingline loans up to $15,000, the issuance and incurrence of which will reduce the availability under the line of credit.

We had $112,500 and $117,000 outstanding on Term Loan A as of September 30, 2016 and December 31, 2015, respectively. We also had outstanding borrowings on our line of credit of $45,519 and $0 at September 30, 2016 and December 31, 2015, respectively. We had $129,481 and $166,691 available to borrow on our line of credit at September 30, 2016 and December 31, 2015, respectively.

At September 30, 2016, our Term Loan A interest rate options were (i) LIBOR (as defined) plus 2.50 percent or (ii) Base Rate (as defined) plus 1.50 percent, and our line of credit and swingline loan interest rate options were (i) LIBOR (as defined) plus 2.00 percent or (ii) Base Rate (as defined) plus 1.00 percent. Our Term Loan A interest rates were 3.02 percent and 2.74 percent at September 30, 2016 and December 31, 2015, respectively. Our line of credit interest rate was 4.50 percent at September 30, 2016. In addition, we are charged a monthly unused commitment fee ranging from 0.25 percent to 0.50 percent on our average unused daily balance on our $175,000 line of credit and from 0.50 percent to 0.75 percent on our $25,000 deferred draw term loan.

Our credit facility contains certain financial and nonfinancial covenants. We were in compliance with all such covenants as of September 30, 2016 and December 31, 2015.

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

Critical Accounting Policies and Estimates

The MD&A is based on the condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses. In accordance with U.S. GAAP, we base our estimates on historical experience and on various other assumptions that management believes are reasonable under the circumstances. Actual results might differ from these estimates under different assumptions or conditions and, to the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. During the nine months ended September 30, 2016, there were no material changes to our critical accounting policies and use of estimates, which are disclosed in our audited consolidated financial statements for the year ended December 31, 2015 included in our Annual Report on Form 10-K, with the exception of our adoption of ASU 2016-09. See Note 3 for further details.

New Accounting Pronouncements

See Note 3 for a description of new accounting pronouncements.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Our operations are solely in the United States of America (“U.S.”) and U.S. territories and are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate and certain exposure, as well as risks relating to changes in the general economic conditions in the U.S. We are exposed to interest rate fluctuations with regard to future issuances of fixed-rate debt, and existing and future issuances of floating-rate debt. Primary exposures include the U.S. Prime Rate and LIBOR related to debt outstanding under our credit facility. In the past, we used interest rate swaps to reduce the volatility of our financing costs and to achieve a desired proportion of fixed and floating-rate debt. We did not use these interest rate swaps for trading or other speculative purposes. We currently are not using any interest rate swaps, but may in the future. A 100 basis point increase in 2016 interest rates would have increased our interest expense for the three and nine months ended September 30, 2016 by approximately $0.3 million and $0.9 million, respectively.

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

Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in our reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the specified time periods in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15(d)-15(e) promulgated under the Exchange Act) as of September 30, 2016. Based on these evaluations, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures required by paragraph (b) of Rule 13a-15 or 15d-15 were effective as of September 30, 2016.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the third quarter of 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 2, 2016