Form 10-Q
period 2017-03-31
Diplomat Pharmacy, Inc.
filed 2017-05-09
CIK 1610092

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒     Accelerated filer ☐    Non-accelerated filer ☐

Smaller Reporting Company ☐     Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☒

As of May 8, 2017, there were 67,197,543 outstanding shares of the registrant’s no par value common stock.

DIPLOMAT PHARMACY, INC.

Form 10-Q

For the Quarter Ended March 31, 2017

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DIPLOMAT PHARMACY, INC.

Condensed Consolidated Balance Sheets (Unaudited)

(Dollars in thousands)

	March 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash and equivalents	$16,581	$7,953
Accounts receivable, net	255,461	275,568
Inventories	200,286	215,351
Prepaid expenses and other current assets	7,378	6,235
Total current assets	479,706	505,107

Property and equipment, net	19,923	20,372
Capitalized software for internal use, net	46,838	50,247
Goodwill	336,775	316,616
Definite-lived intangible assets, net	197,638	199,862
Deferred income taxes	4,263	6,010
Other noncurrent assets	1,045	1,040

Total assets	$1,086,188	$1,099,254

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$301,392	$320,684
Borrowings on line of credit	5,718	39,255
Short-term debt, including current portion of long-term debt	9,925	7,500
Accrued expenses:
Compensation and benefits	7,905	5,674
Other	14,279	12,233
Total current liabilities	339,219	385,346

Long-term debt, less current portion	121,514	100,184
Contingent consideration	3,735	—
Total liabilities	464,468	485,530

Commitments and contingencies

Shareholders’ equity:
Preferred stock (10,000,000 shares authorized; none issued and outstanding)	—	—
Common stock (no par value; 590,000,000 shares authorized; 67,164,606 and 66,764,999 issued and outstanding at March 31, 2017 and December 31, 2016, respectively)	507,381	503,828
Additional paid-in capital	33,486	33,268
Retained earnings	80,673	76,306
Total Diplomat Pharmacy shareholders’ equity	621,540	613,402
Noncontrolling interests	180	322
Total shareholders’ equity	621,720	613,724

Total liabilities and shareholders’ equity	$1,086,188	$1,099,254

See accompanying notes to condensed consolidated financial statements.

DIPLOMAT PHARMACY, INC.

Condensed Consolidated Statements of Operations (Unaudited)

(Dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2017	2016
Net sales	$1,078,740	$995,870
Cost of products sold	(993,691)	(916,632)
Gross profit	85,049	79,238
Selling, general and administrative expenses	(76,501)	(54,194)
Income from operations	8,548	25,044
Other (expense) income:
Interest expense	(2,049)	(1,434)
Other	33	107
Total other expense	(2,016)	(1,327)
Income before income taxes	6,532	23,717
Income tax expense	(2,307)	(8,534)
Net income	4,225	15,183
Less net loss attributable to noncontrolling interest	(142)	(246)
Net income attributable to Diplomat Pharmacy, Inc.	$4,367	$15,429

Net income per common share:
Basic	$0.07	$0.24
Diluted	$0.06	$0.23

Weighted average common shares outstanding:
Basic	66,886,866	64,539,161
Diluted	67,780,434	67,844,937

See accompanying notes to condensed consolidated financial statements.

DIPLOMAT PHARMACY, INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net income	$4,225	$15,183
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	15,397	10,119
Net provision for doubtful accounts	2,784	2,246
Deferred income tax expense	1,746	7,633
Share-based compensation expense	972	1,503
Amortization of debt issuance costs	297	285
Change in fair value of contingent consideration	—	(9,071)
Contingent consideration payment	—	(400)
Other	—	1
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	21,406	(15,983)
Inventories	14,819	(14,912)
Accounts payable	(20,640)	(4,881)
Other assets and liabilities	3,289	2,698
Net cash provided by (used in) operating activities	44,295	(5,579)

Cash flows from investing activities:
Payments to acquire businesses, net of cash acquired	(26,532)	—
Expenditures for capitalized software for internal use	(1,285)	(4,432)
Expenditures for property and equipment	(569)	(1,316)
Other	(43)	1
Net cash used in investing activities	(28,429)	(5,747)

Cash flows from financing activities:
Net payments on line of credit	(33,537)	—
Proceeds from long-term debt	25,000	—
Payments on long-term debt	(1,500)	(1,500)
Proceeds from issuance of stock upon stock option exercises	2,799	510
Contingent consideration payment	—	(600)
Net cash used in financing activities	(7,238)	(1,590)

Net increase (decrease) in cash and equivalents	8,628	(12,916)

Cash and equivalents at beginning of period	7,953	27,600

Cash and equivalents at end of period	$16,581	$14,684

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,710	$875
Cash paid for income taxes	117	443

See accompanying notes to condensed consolidated financial statements.

DIPLOMAT PHARMACY, INC.

Condensed Consolidated Statement of Changes in Shareholders’ Equity

(Dollars in thousands)

					Total
					Diplomat
			Additional		Pharmacy, Inc.		Total
	Common Stock		Paid-In	Retained	Shareholders’	Noncontrolling	Shareholders’
	Shares	Amount	Capital	Earnings	Equity	Interest	Equity

Balance at January 1, 2017	66,764,999	$503,828	$33,268	$76,306	$613,402	$322	$613,724
Net income (loss)	—	—	—	4,367	4,367	(142)	4,225
Stock issued upon stock option exercises	391,965	3,553	(754)	—	2,799	—	2,799
Share-based compensation expense	—	—	972	—	972	—	972
Restricted stock awards	7,642	—	—	—	—	—	—
Balance at March 31, 2017	67,164,606	$507,381	$33,486	$80,673	$621,540	$180	$621,720

See accompanying notes to condensed consolidated financial statements.

DIPLOMAT PHARMACY, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except per share amounts)

1.              DESCRIPTION OF BUSINESS

Diplomat Pharmacy, Inc. and its consolidated subsidiaries (the “Company”) operate a specialty pharmacy business which stocks, dispenses and distributes prescriptions for various biotechnology and specialty pharmaceutical manufacturers. Its primary focus is on medication management programs for individuals with complex chronic diseases. Disease states covered include oncology, immunology, specialty infusion therapy, hepatitis, multiple sclerosis, and many other serious or long-term conditions. The Company has its corporate headquarters and main distribution facility in Flint, Michigan, and operates 24 other pharmacy locations in Alabama, Arizona, California, Connecticut, Florida, Illinois, Iowa, Kansas, Maryland, Massachusetts, Michigan, Minnesota, Nebraska, New York, North Carolina, Ohio, Pennsylvania, Texas, and Wisconsin. The Company also has centralized call centers to effectively deliver services to customers located in all 50 states in the United States of America (“U.S.”) and U.S. territories. The Company operates as one reportable segment.

2.              BASIS OF PRESENTATION

Interim Unaudited Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, the interim financial statements include all adjustments of a normal recurring nature necessary for a fair presentation of the financial position, results of operations, cash flows and changes in shareholders’ equity. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K, which was filed with the SEC on March 8, 2017.

3.              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Diplomat Pharmacy, Inc., its wholly-owned subsidiaries, and a 51 percent owned subsidiary, formed in August 2014, which the Company controls. An investment in an entity in which the Company owns less than 20 percent and does not have the ability to exercise significant influence is accounted for under the cost method.

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

Revenue Recognition

The Company recognizes revenue from prescription drug sales for home delivery at the time the drugs are shipped. At the time of shipment, the Company has performed substantially all of its obligations under its payor contracts and does not experience a significant level of returns or reshipments. Revenues from dispensing specialty prescriptions that are picked up by patients at an open door or retail pharmacy location are recorded at prescription adjudication, which approximates the fill date. Sales taxes are presented on a net basis (excluded from revenues and costs). Revenues generated from prescription drug sales were $1,073,865 and $990,011 for the three months ended March 31, 2017 and 2016, respectively.

The Company recognizes revenue from service, data, and consulting services when the services have been performed and the earnings process is therefore complete. Revenues generated from service, data, and consulting services were $4,875 and $5,859 for the three months ended March 31, 2017 and 2016, respectively.

Accounting Standards Update (“ASU”) Adoption — Balance Sheet Classification of Deferred Taxes

In April 2015, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”), eliminating the current requirement for companies to present deferred tax assets and liabilities as current and noncurrent. Instead, companies will be required to classify all deferred tax assets and liabilities as noncurrent. This ASU is effective for annual periods beginning on or after December 15, 2016, including interim periods within those annual periods, and can be adopted either prospectively or retrospectively.

Effective January 1, 2017, the Company retrospectively adopted the accounting guidance contained within ASU 2015-17. The following December 31, 2016 condensed consolidated balance sheet line items were adjusted due to this adoption:

	As
	Previously
	Reported	Adjustment	As Adjusted
Deferred income taxes (current asset)	$14,703	$(14,703)	$—
Total current assets	519,810	(14,703)	505,107
Deferred income taxes (noncurrent asset)	—	6,010	6,010
Total assets	1,107,947	(8,693)	1,099,254
Deferred income taxes (noncurrent liability)	8,693	(8,693)	—
Total liabilities	494,223	(8,693)	485,530
Total liabilities and shareholders’ equity	1,107,947	(8,693)	1,099,254

ASU Adoption — Simplifying the Test for Goodwill Impairment

In January 2017, the FASB issued ASU No. 2017-04, Intangibles — Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”), which eliminates Step 2 from the quantitative goodwill impairment test. Instead, an entity should perform its annual, or interim, quantitative goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount (Step 1). An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. This ASU is effective for an entity’s annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted.

Effective January 1, 2017, the Company adopted the accounting guidance contained within ASU 2017-04. There was no current impact to the Company as a result of this adoption.

New Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which will supersede the existing revenue recognition guidance under U.S. GAAP. The new standard focuses on creating a single source of revenue guidance for revenue arising from contracts with customers for all industries. The objective of the new standard is for companies to recognize revenue when it transfers the promised goods or services to its customers at an amount that represents what the company expects to be entitled to in exchange for those goods or services. In July 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606) Deferral of the Effective Date, which deferred the effective date of ASU 2014-09 by one year to annual reporting periods beginning after December 15, 2017 for public entities, though early adoption is permitted. ASU 2014-09 permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (cumulative catch-up transition method). The Company currently anticipates adopting ASU 2014-09 using the cumulative catch-up transition method. The Company continues to assess the impact that the adoption of ASU 2014-09 will have on its condensed consolidated financial statements and/or notes thereto, although the Company does not expect the impact to be significant.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), requiring lessees to recognize a right-of-use asset and a lease liability for all leases (with the exception of short-term leases) at lease commencement date. This ASU is effective for annual periods beginning on or after December 15, 2018, including interim periods within those annual periods. Early adoption is permitted. The Company is currently evaluating whether to early adopt and the impact that the adoption of this guidance will have on its condensed consolidated financial statements and/or notes thereto.

4.              BUSINESS ACQUISITIONS

The Company accounts for its business acquisitions using the acquisition method as required by FASB Accounting Standards Codification Topic 805, Business Combinations. The Company ascribes significant value to the synergies and other benefits that do not meet the recognition criteria of acquired identifiable intangible assets. Accordingly, the value of these components is included within goodwill. The Company’s business acquisitions described below were treated as asset purchases for income tax purposes and the related goodwill resulting from these business acquisitions is deductible for income tax purposes. The results of operations for acquired businesses are included in the Company’s consolidated financial statements from their respective acquisition dates.

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

Comfort Infusion, Inc.

On March 22, 2017, the Company acquired Comfort Infusion, Inc. (“Comfort Infusion”), a specialty pharmacy and infusion services company based in Birmingham, AL that specializes in intravenous immune globulin therapy to support patients’ immune systems. The following table summarizes the consideration transferred to acquire Comfort Infusion:

Cash	$10,600
Contingent consideration at fair value	3,700
$14,300

The purchase price includes a contingent consideration arrangement that requires the Company to pay the former owners additional cash payouts of up to $2,000 per performance period based upon the achievement of a certain gross profit targets in each of the 12-month periods ending March 31, 2018, 2019, and 2020. The maximum payout of contingent consideration is $6,000.

Approximately $1,050 of the purchase consideration was deposited into an escrow account to be held for 18 months after the closing date to satisfy any of the Company’s indemnification claims.

The Company incurred acquisition-related costs of $133 which were charged to “Selling, general and administrative expenses” during the three months ended March 31, 2017.

The following table summarizes the preliminary fair values of identifiable assets acquired and liabilities assumed at the acquisition date:

Cash	$122
Accounts receivable	546
Inventories	86
Prepaid expenses and other current assets	24
Definite-lived intangible assets	2,360
Accounts payable	(273)
Accrued expenses — other	(207)
Total identifiable net assets	2,658
Goodwill	11,642
$14,300

Definite-lived intangible assets that were acquired and their respective useful lives are as follows:

	Useful Life	Amount
Patient relationships	9 years	$1,400
Non-compete employment agreements	5 years	960
		$2,360

Affinity Biotech, Inc.

On February 1, 2017, the Company acquired Affinity Biotech, Inc. (“Affinity”), a specialty pharmacy and infusion services company based in Houston, TX that provides treatments and nursing services for patients with hemophilia. The following table summarizes the consideration transferred to acquire Affinity:

Cash	$17,097
Contingent consideration at fair value	35
$17,132

The purchase price includes a contingent consideration arrangement that requires the Company to pay the former owners an additional cash payout based upon the achievement of a certain earnings before interest, taxes, depreciation, and amortization target in the 12-month period ending January 31, 2018. The maximum payout of contingent consideration is $4,000.

Approximately $2,000 of the purchase consideration was deposited into an escrow account to be held for 18 months after the closing date to satisfy any of the Company’s indemnification claims.

The Company incurred acquisition-related costs of $224 which were charged to “Selling, general and administrative expenses” during the three months ended March 31, 2017.

The following table summarizes the preliminary fair values of identifiable assets acquired and liabilities assumed at the acquisition date:

Cash	$1,043
Accounts receivable	3,537
Inventories	79
Prepaid expenses and other current assets	72
Definite-lived intangible assets	5,100
Other noncurrent assets	5
Accounts payable	(1,075)
Accrued expenses — compensation and benefits	(144)
Accrued expenses — other	(2)
Total identifiable net assets	8,615
Goodwill	8,517
$17,132

Definite-lived intangible assets that were acquired and their respective useful lives are as follows:

	Useful Life	Amount
Patient relationships	7 years	$4,000
Non-compete employment agreements	5 years	1,100
		$5,100

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

Approximately $3,800 of the purchase consideration was deposited into an escrow account to be held for one year after the closing date to satisfy any indemnification claims that may be made by the Company.

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
		$13,890

Pro Forma Operating Results

The following 2017 unaudited pro forma summary presents condensed consolidated financial information as if the Affinity and Comfort Infusion acquisitions had occurred on January 1, 2016. The following 2016 unaudited pro forma summary presents condensed consolidated financial information as if the Affinity and Comfort Infusion acquisitions had occurred on January 1, 2016 and the TNH acquisition had occurred on January 1, 2015. The unaudited pro forma results reflect certain adjustments related to the acquisitions, such as amortization expense resulting from intangible assets acquired and adjustments to reflect the Company’s borrowings and tax rates. Accordingly, such pro forma operating results were prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made as of the as if dates or of results that may occur in the future.

	Three Months Ended March 31,
	2017	2016
Net sales	$1,082,592	$1,124,300
Net income attributable to Diplomat Pharmacy, Inc.	$3,807	$15,985
Net income per common share — basic	$0.06	$0.25
Net income per common share — diluted	$0.06	$0.23

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

The following table presents the placement in the fair value hierarchy of assets and liabilities that are measured and disclosed at fair value on a recurring basis at March 31, 2017:

	Asset /		Valuation
	(Liability)	Level 3	Technique
Contingent consideration	$(3,735)	$(3,735)	C

The following table sets forth a roll forward of the Level 3 measurements:

Contingent Consideration
Balance at January 1, 2017	$—
Affinity acquisition	(35)
Comfort Infusion acquisition	(3,700)
Balance at March 31, 2017	$(3,735)

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

6.              GOODWILL AND DEFINITE-LIVED INTANGIBLE ASSETS

The following table sets forth a roll forward of goodwill for the three months ended March 31, 2017:

Balance at January 1, 2017	$316,616
Affinity acquisition	8,517
Comfort Infusion acquisition	11,642
Balance at March 31, 2017	$336,775

Definite-lived intangible assets consisted of the following:

	March 31, 2017			December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patient relationships	$164,500	$(35,710)	$128,790	$159,100	$(31,445)	$127,655
Non-compete employment agreements	56,749	(21,445)	35,304	54,689	(18,674)	36,015
Physician relationships	21,700	(3,630)	18,070	21,700	(2,831)	18,869
Trade names and trademarks	23,800	(8,326)	15,474	23,800	(6,477)	17,323
	$266,749	$(69,111)	$197,638	$259,289	$(59,427)	$199,862

7.              INVESTMENT IN NON-CONSOLIDATED ENTITY

From October 2011 through January 2017, the Company maintained a 25.0 percent minority interest in Worksmart MD, LLC, also known as Ageology, though it fully impaired its investment during the fourth quarter of 2014. In transactions unrelated to the Company, SkyPoint Ventures LLC (“SkyPoint”), an affiliated entity of the Company’s chief executive officer, loaned $16,000 to Ageology through January 2017. In February 2017, SkyPoint elected to convert its $16,000 in outstanding loans into equity in Ageology, which equated to an approximate ownership of 51.8 percent. Concurrently, the Company converted its $2,500 in outstanding loans (which the Company had written off during the fourth quarter of 2014) into equity in Ageology, thereby increasing the Company’s minority interest to approximately 26.5 percent. Because the Company does not direct the activities that most significantly impact the economic performance of Ageology, management has determined that the Company is not nor ever has been Ageology’s primary beneficiary.

Subsequent to the February 2017 concurrent conversion transactions, SkyPoint loaned Ageology $860 during the three months ended March 31, 2017.

8.              DEBT

The Company had $109,500 and $111,000 outstanding on Term Loan A as of March 31, 2017 and December 31, 2016, respectively. Unamortized debt issuance costs of $3,061 and $3,316 as of March 31, 2017 and December 31, 2016, respectively, are presented in the condensed consolidated balance sheets as direct deductions from the outstanding debt balances. During the first quarter of 2017, the Company fully drew down its $25,000 deferred draw term loan (“DDTL”), which was outstanding as of March 31, 2017. The Company also had $5,718 and $39,255 outstanding on its line of credit as of March 31, 2017 and December 31, 2016, respectively. The Company had $149,845 and $129,908 available to borrow on its line of credit at March 31, 2017 and December 31, 2016, respectively.

The interest rate on the Company’s Term Loan A and DDTL was 3.31 percent and 3.13 percent at March 31, 2017 and December 31, 2016, respectively. The Company’s line of credit interest rate was 4.50 percent at both March 31, 2017 and December 31, 2016. In addition, the Company is charged a monthly unused commitment fee ranging from 0.25 percent to 0.50 percent on its average unused daily balance on its $175,000 line of credit.

The Company’s credit facility, consisting of the Term Loan A, DDTL, and line of credit, contains certain financial and non-financial covenants. The Company was in compliance with all such covenants as of March 31, 2017 and December 31, 2016.

9.              SHARE-BASED COMPENSATION

A summary of the Company’s stock option activity as of and for the three months ended March 31, 2017 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Options	Price	Life	Value
			(Years)
Outstanding at January 1, 2017	4,413,341	$19.02	7.0	$11,558
Granted	300,000	14.86
Exercised	(391,965)	7.14
Expired/cancelled	(532,916)	27.55
Outstanding at March 31, 2017	3,788,460	$18.73	6.9	$10,883

Exercisable at March 31, 2017	1,736,876	$12.25	4.3	$10,781

The Company recorded share-based compensation expense associated with stock options of $896 and $1,432 for the three months ended March 31, 2017 and 2016, respectively.

The Company granted service-based awards of 300,000 options to purchase common stock to key employees under its 2014 Omnibus Incentive Plan during the three months ended March 31, 2017. The options become exercisable in installments of 25 percent per year, beginning on the first anniversary of the grant date and each of the three anniversaries thereafter, and have a maximum term of ten years.

The 300,000 options to purchase common stock that were granted during the three months ended March 31, 2017 have a weighted average grant date fair value of $5.58 per option. The grant date fair values of these stock option awards were estimated using the Black-Scholes-Merton option pricing model using the assumptions set forth in the following table:

Exercise price	$14.66 - $15.71
Expected volatility	33.82% - 33.93%
Expected dividend yield	0%
Risk-free rate over the estimated expected life	2.11% - 2.32%
Expected life (in years)	6.25

Estimating grant date fair values for employee stock options requires management to make assumptions regarding expected volatility of value of those underlying shares, the risk-free rate over the expected life of the stock options and the date on which share-based payments will be settled. Expected volatility is based on an implied volatility for a group of industry-relevant healthcare companies as of the measurement date. Risk-free rate is determined based upon U.S. Treasury rates over the estimated expected option lives. Expected dividend yield is zero as the Company does not anticipate that any dividends will be declared during the expected term of the options. The expected term of options granted is calculated using the simplified method (the midpoint between the end of the vesting period and the end of the maximum term).

Restricted Stock Awards

The Company issues restricted stock awards to non-employee directors. A summary of the Company’s restricted stock award activity as of and for the three months ended March 31, 2017 is as follows:

	Number	Weighted
	of Shares	Average
	Subject to	Grant Date
	Restriction	Fair Value
Nonvested at January 1, 2017	5,765	$32.97
Granted	7,642	14.01
Nonvested at March 31, 2017	13,407	$22.16

The Company recorded share-based compensation expense associated with restricted stock awards of $76 and $71 for the three months ended March 31, 2017 and 2016, respectively.

10.       CONTINGENCIES

The Company is subject to claims and lawsuits that arise primarily in the ordinary course of business. In addition, on November 10, 2016, a putative class action complaint was filed in the U.S. District Court for the Eastern District of Michigan against Diplomat Pharmacy, Inc. and certain officers of the Company. Following appointment of lead plaintiffs and lead counsel, an amended complaint was filed on April 11, 2017. The amended complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 in connection with public filings made between February 29, 2016 and November 2, 2016 (the “potential class period”). The plaintiff seeks to represent a class of shareholders who purchased stock in the potential class period. The complaint seeks unspecified monetary damages and other relief. The Company believes the complaint and allegations to be without merit and intends to vigorously defend itself against these actions. The Company is unable at this time to determine whether the outcome of the litigation would have a material impact on its results of operations, financial condition, or cash flows. In the opinion of management, the disposition or ultimate resolution of all other currently known claims and lawsuits will not have a material adverse effect on the Company’s consolidated financial position, results of operations, or liquidity.

11.       INCOME PER COMMON SHARE

The following table sets forth the computation of basic and diluted income per common share:

	Three Months Ended
	March 31,
	2017	2016
Numerator:
Net income attributable to Diplomat Pharmacy, Inc.	$4,367	$15,429

Denominator:
Weighted average common shares outstanding, basic	66,886,866	64,539,161
Weighted average dilutive effect of stock options and restricted stock awards	893,568	1,959,494
Weighted average dilutive effect of contingent consideration	—	1,346,282
Weighted average common shares outstanding, diluted	67,780,434	67,844,937

Net income per common share:
Basic	$0.07	$0.24
Diluted	$0.06	$0.23

Stock options to purchase a weighted average of 2,433,510 and 1,369,375 common shares were excluded from the computation of diluted weighted average common shares outstanding for the three months ended March 31, 2017 and 2016, respectively, as inclusion of such options would be anti-dilutive. Performance-based stock options to purchase up to a weighted average of 46,119 common shares were excluded from the computation of diluted weighted average common shares outstanding for the three months ended March 31, 2016 as all performance conditions were not satisfied as of March 31, 2016. Weighted average restricted stock awards of 2,560 common shares were excluded from the computation of diluted weighted average common shares outstanding for the three months ended March 31, 2017 as inclusion of such shares would be anti-dilutive.

12.       SUBSEQUENT EVENT

On May 8, 2017, the Company acquired WRB Communications, Inc., a communications and contact center company based in Chantilly, VA that specializes in relationship management programs for leading pharmaceutical manufacturers and service organizations. Under the terms of the agreement, Diplomat transferred cash and stock consideration of approximately $24,500 and $4,500, respectively, with additional cash payouts of up to $500 per performance period based upon the achievement of certain earnings before interest, taxes, depreciation, and amortization targets in the 12-month periods ending April 30, 2018 and 2019. The maximum additional cash payout is $1,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in thousands, except per share, per patient, and per prescription data)

The following Management’s Discussion and Analysis of financial condition and results of operations (“MD&A”) should be read in conjunction with the condensed consolidated financial statements (unaudited), related notes, and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q and the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2016, which was filed on March 8, 2017 with the Securities and Exchange Commission (“SEC”).

Forward-Looking Statements

Certain statements contained or incorporated in this Quarterly Report on Form 10-Q which are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements give current expectations or forecasts of future events or our future financial or operating performance. Words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “seek,” and similar terms and phrases, or the negative thereof, may be used to identify forward-looking statements.

The forward-looking statements contained in this report are based on management’s good-faith belief and reasonable judgment based on current information. The forward-looking statements are qualified by important factors, risks, and uncertainties, many of which are beyond our control, that could cause our actual results to differ materially from those in the forward-looking statements, including those described elsewhere in this report, as well as in our Annual Report on Form 10-K for the year ended December 31, 2016 and subsequent reports filed with or furnished to the SEC. Any forward-looking statement made by us in this report speaks only as of the date hereof or as of the date specified herein. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments, or otherwise, except as may be required by any applicable laws or regulations.

Overview

Diplomat Pharmacy, Inc. (the “Company,” “Diplomat,” “our,” “us,” or “we”) is the largest independent specialty pharmacy in the United States of America (“U.S.”), and is focused on improving the lives of patients with complex chronic diseases. Our patient-centric approach positions us at the center of the healthcare continuum for treatment of complex chronic diseases through partnerships with patients, payors, pharmaceutical manufacturers, and physicians. We offer a broad range of innovative solutions to address the dispensing, delivery, dosing, and reimbursement of clinically intensive, high-cost specialty drugs (many of which can cost more than $100,000 per patient, per year). We have expertise across a broad range of high-growth specialty therapeutic categories, including oncology, immunology, hepatitis, specialty infusion therapy, multiple sclerosis, and many other serious or long-term conditions. We dispense to patients in all 50 states and U.S. territories through our advanced distribution centers and manage centralized clinical call centers to deliver localized services on a national scale. Diplomat was founded in 1975 by our chief executive officer and chairman, Philip Hagerman, and his father, Dale, both trained pharmacists who transformed our business from a traditional pharmacy into a leading specialty pharmacy beginning in 2005.

Our core revenues are derived from the customized care management programs we deliver to our patients, including the dispensing of their specialty medications. Because our core therapeutic disease states generally require multiyear or lifelong therapy, our singular focus on complex chronic diseases helps drive recurring revenues and sustainable growth. Our organic revenue growth is primarily driven by new drugs coming to market, new indications for existing drugs, volume growth with current clients, and the addition of new clients. For the three months ended March 31, 2017 and 2016, we derived over 99 percent of our revenue from the dispensing of drugs and the reporting of data associated with those dispenses to pharmaceutical manufacturers and other outside companies.

Our historical revenue growth has largely been driven by our position as a leader in the oncology, immunology, specialty infusion, hepatitis, and multiple sclerosis therapeutic categories. For the three months ended March 31,

2017 and 2016, we generated approximately 94 percent and 93 percent, respectively, of our revenues in these categories.

We expect future revenue growth to be driven by a highly visible and recurring base of prescription volume and revenues, favorable demographic trends, advanced clinical developments, expanding drug pipelines, earlier detection of chronic diseases, improved access to medical care, mix shift toward higher-cost specialty drugs, and manufacturer price increases. In addition, we believe that our expanding breadth of services, our growing penetration with new customers, and our access to limited-distribution drugs will help us achieve sustainable revenue growth in the future. Further, we believe that limited distribution is becoming the delivery system of choice for many specialty drug manufacturers because it conducive to smaller patient populations, facilitates high patient engagement, clinical expertise, and an elevated focus on service, and because it allows for real-time patient-specific (albeit de-identified) data. Accordingly, we believe our current portfolio of approximately 100 limited-distribution drugs, all of which are commercially available, is important to our revenue growth.

We also provide specialty pharmacy support services to a national network of retailers and independent hospital groups, as well as hospitals and health systems. Through many of these partners, we earn revenue by providing clinical and administrative support services on a fee-for-service basis to help them dispense specialty medications. Our other revenue for the three months ended March 31, 2017 and 2016 was derived from these services provided to retail and hospital pharmacy partners.

Recent Developments

WRB Communications, Inc. Acquisition

On May 8, 2017, we acquired WRB Communications, Inc., a communications and contact center company based in Chantilly, VA that specializes in relationship management programs for leading pharmaceutical manufacturers and service organizations. Under the terms of the agreement, Diplomat transferred cash and stock consideration of approximately $24,500 and $4,500, respectively, with additional cash payouts of up to $500 per performance period based upon the achievement of certain earnings before interest, taxes, depreciation, and amortization targets in the 12-month periods ending April 30, 2018 and 2019. The maximum additional cash payout is $1,000.

Comfort Infusion, Inc. Acquisition

On March 22, 2017, we acquired Comfort Infusion, Inc. (“Comfort Infusion”) for a total acquisition price of $13,600, excluding related acquisition costs. Included in the total acquisition price is $10,600 in cash, and contingent consideration of up to $6,000 in cash to the former holders of Affinity’s equity interests based upon the achievement of certain earnings before interest, taxes, depreciation and amortization targets in each of the twelve month periods ending March 31, 2018, 2019, and 2020, which was fair valued at $3,000 as of the acquisition date. Comfort Infusion is a specialty pharmacy and infusion services company based in Birmingham, AL that specializes in intravenous immune globulin therapy to support patients’ immune systems.

Affinity Biotech, Inc. Acquisition

On February 1, 2017, we acquired Affinity Biotech, Inc. (“Affinity”) for a total acquisition price of $17,132, excluding related acquisition costs. Included in the total acquisition price is $17,097 in cash, and contingent consideration of up to $4,000 in cash to the former holders of Affinity’s equity interests based upon the achievement of a certain earnings before interest, taxes, depreciation and amortization target in the twelve month period ending January 31, 2018, which was fair valued at $35 as of the acquisition date. Affinity is a specialty pharmacy and infusion services company based in Houston, TX that provides treatments and nursing services for patients with hemophilia.

Key Performance Metrics

We regularly review a number of metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections, and make strategic decisions:

	Three Months Ended March 31,
	2017	2016
Prescriptions dispensed	220,000	232,000
Prescriptions serviced (not dispensed)	23,000	61,000
Total prescriptions	243,000	293,000

Net sales per prescription dispensed	$4,909	$4,276
Gross profit per prescription dispensed	$383	$332
Net sales per prescription serviced (not dispensed)	$40	$33
Gross profit per prescription serviced (not dispensed)	$40	$33

Prescription Data (rounded to the nearest thousand)

Prescriptions dispensed represent prescriptions filled and dispensed by Diplomat to patients, or in rare cases, to physicians. Prescriptions serviced (not dispensed) represent prescriptions filled and dispensed by a third-party (non-Diplomat) pharmacy, including unaffiliated retailers and health systems, as well as those for which we provide support services required to assist these patients and pharmacies through the complexity of filling specialty medications and for which we earn a fee.

Our volume for the three months ended March 31, 2017 was approximately 243,000 prescriptions dispensed or serviced, a 17 percent decrease compared to approximately 293,000 prescriptions dispensed or serviced for the three months ended March 31, 2016. The volume decrease was due to contracts that were not renewed, a decrease in prescriptions serviced for retailers, a business decision to exit dispensing certain high-volume, but low-profit, drugs, and a decrease in hepatitis C volume. These volume decreases were partially offset by the contribution of our Affinity, Comfort Infusion, and Valley Campus Pharmacy, Inc., doing business as TNH Advanced Specialty Pharmacy (“TNH”) acquisitions, new drugs to the market or newly dispensed by us, growth in patients from current payors and physician practices, and the addition of patients from new payors and physician practices.

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

Components of Results of Operations

Net Sales

Revenue for a dispensed prescription is recognized at the time of shipment for home delivery and at prescription adjudication (which approximates the fill date) for patient pick up at open door or retail pharmacy locations. We can earn revenue from multiple sources for any one claim, including the primary insurance plan, the secondary insurance plan, the tertiary insurance plan, the patient co-pay, and patient assistance programs. Prescription revenue also includes revenue from pharmaceutical manufacturers and other outside companies for data reporting or additional services rendered for dispensed prescriptions. Service revenue is primarily derived from fees earned by us from retail and hospital pharmacies for patient support that is provided by us to those non-Diplomat pharmacies to dispense specialty drugs to patients. The retail and hospital pharmacies dispense the drug and pay us a service fee for clinically and administratively servicing their patients.

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

Results of Operations

The following table provides statements of operations data for each of the periods presented:

	Three Months Ended March 31,
	2017	2016
Net sales	$1,078,740	$995,870
Cost of products sold	(993,691)	(916,632)
Gross profit	85,049	79,238
SG&A	(76,501)	(54,194)
Income from operations	8,548	25,044
Other (expense) income:
Interest expense	(2,049)	(1,434)
Other	33	107
Total other expense	(2,016)	(1,327)
Income before income taxes	6,532	23,717
Income tax expense	(2,307)	(8,534)
Net income	4,225	15,183
Less net loss attributable to noncontrolling interest	(142)	(246)
Net income attributable to Diplomat Pharmacy, Inc.	$4,367	$15,429

Net Sales

Net sales for the three months ended March 31, 2017 were $1,078,740, an $82,870 or 8 percent increase, compared to $995,870 for the three months ended March 31, 2016. This increase was primarily the result of approximately $116,000 from our recent acquisitions, approximately $74,000 from the impact of manufacturer price increases, and approximately $48,000 from drugs that were new in the past twelve months. These increases were partially offset by a decrease due to contracts that were not renewed as well as a decrease in hepatitis C versus the prior year period.

Cost of Products Sold

Cost of products sold for the three months ended March 31, 2017 was $993,691, a $77,059 or 8 percent increase, compared to $916,632 for the three months ended March 31, 2016. This increase was primarily the result of the same factors that drove the increase in our net sales over the same time period. Cost of goods sold was 92.1 percent and 92.0 percent of net sales for the three months ended March 31, 2017 and 2016, respectively. The slight reduction in gross margin from 8.0 percent to 7.9 percent for the three months ended March 31, 2016 and 2017, respectively, was primarily due to an increase in accrued direct and indirect remuneration (“DIR”) fees versus what had been accrued during the first quarter of 2016. The decline was also attributable to a continued shift in mix towards higher priced but lower percent margin drugs. These margin declines were partially offset by the impact of manufacturer price increases in the first quarter of 2017 versus the first quarter of 2016.

SG&A

SG&A for the three months ended March 31, 2017 were $76,501, a $22,307 increase, compared to $54,194 for the three months ended March 31, 2016. Change in fair value of contingent consideration was $0 and $(9,071) for the three months ended March 31, 2017 and 2016, respectively, thus leading to a period-over-period increase of $9,071. Total employee cost increased by $5,878 and includes the employee expense for our acquired entities. The increased employee expense was primarily attributable to the increased clinical and administrative complexity associated with our mix of business. Amortization expense from definite-lived intangible assets associated with our acquired entities increased $3,637. The remaining increase was in all other SG&A to support our business including freight, insurance, and other miscellaneous expenses. As a percent of net sales, SG&A, excluding the change in fair value of contingent consideration, accounted for 7.1 percent for the three months ended March 31, 2017 compared to 6.4 percent for the three months ended March 31, 2016. This increase is primarily attributable to the increase in acquisition related amortization and the increased operating complexity associated with both our acquisitions and new drugs.

Other Expense

Our other expense for the three months ended March 31, 2017 was $2,016, compared to $1,327 for the three months ended March 31, 2016, and is primarily comprised of interest expense. The increase in interest expense was due to higher average borrowings in the first quarter of 2017.

Income Tax Expense

Our income tax expense for the three months ended March 31, 2017 and 2016 was $2,307 and $8,534, respectively, resulting in effective tax rates of 35 percent and 36 percent, respectively.

Liquidity and Capital Resources

Our primary uses of cash include funding our ongoing working capital needs, business acquisitions, acquiring and maintaining internal use software and property and equipment, and debt service. Our primary source of liquidity for our working capital is cash flows generated from operations. At various times during the course of the year, we may be in an operating cash usage position, which may require us to use our short-term borrowings. We continuously monitor our working capital position and associated cash requirements and explore opportunities to more effectively manage our inventory and capital spending. As of March 31, 2017 and December 31, 2016, we had $16,581 and $7,953, respectively, of cash and cash equivalents. Our cash balances fluctuate based on working capital needs and the timing of sweeping available cash each day to pay down any outstanding balance on our line of credit, which was $5,718 and $39,255 at March 31, 2017 and December 31, 2016, respectively. Our available liquidity under our line of credit was $149,845 and $129,908 at March 31, 2017 and December 31, 2016, respectively.

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

The following table provides cash flow data for each of the periods presented:

	Three Months Ended March 31,
	2017	2016
Net cash provided by (used in) operating activities	$44,295	$(5,579)
Net cash used in investing activities	(28,429)	(5,747)
Net cash used in financing activities	(7,238)	(1,590)
Net increase (decrease) in cash and cash equivalents	$8,628	$(12,916)

Cash Flows From Operating Activities

Cash flows from operating activities consists of net income, adjusted for non-cash items, and changes in various working capital items, including accounts receivable, inventories, accounts payable, and other assets/liabilities.

The $49,874 increase in cash flow associated with operating activities for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 was due to a $51,952 change in net working capital flows and an $8,880 increase in non-cash adjustments to net income, partially offset by a $10,958 decrease in net income.

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

The $22,682 increase in cash used in investing activities during the three months ended March 31, 2017 compared to the three months ended March 31, 2016 was primarily related to a $26,532 increase in cash used to acquire businesses, partially offset by a $3,894 decrease in spending on capitalized software and property and equipment.

Cash Flows From Financing Activities

Our primary financing activities have consisted of debt borrowings and repayments, payment of debt issuance costs, proceeds from stock option exercises, and, historically, proceeds from capital stock offerings and payments made to repurchase capital stock and stock options.

The $5,648 increase in cash used in financing activities during the three months ended March 31, 2017 compared to the three months ended March 31, 2016 was primarily related to a $33,537 net payment on the line of credit, partially offset by a full draw down of our $25,000 deferred draw term loan (“DDTL”) during the first quarter of 2017 and a $2,289 increase in proceeds from the issuance of common stock upon stock option exercises.

Debt

We had $109,500 and $111,000 outstanding on Term Loan A as of March 31, 2017 and December 31, 2016, respectively. During the first quarter of 2017, we fully drew down our $25,000 DDTL, which amount was outstanding as of March 31, 2017. We also had $5,718 and $39,255 outstanding on our line of credit as of March 31, 2017 and December 31, 2016, respectively. We had $149,845 and $129,908 available to borrow on our line of credit at March 31, 2017 and December 31, 2016, respectively.

The interest rate on our Term Loan A and DDTL was 3.31 percent and 3.13 percent at March 31, 2017 and December 31, 2016, respectively. Our line of credit interest rate was 4.50 percent at both March 31, 2017 and December 31, 2016. In addition, we are charged a monthly unused commitment fee ranging from 0.25 percent to 0.50 percent on our average unused daily balance on our $175,000 line of credit.

Our credit facility, consisting of the Term Loan A, DDTL, and line of credit, contains certain financial and non-financial covenants. We were in compliance with all such covenants as of March 31, 2017 and December 31, 2016.

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

Critical Accounting Policies and Estimates

The MD&A is based on the condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses. In accordance with U.S. GAAP, we base our estimates on historical experience and on various other assumptions that management believes are reasonable under the circumstances. Actual results might differ from these estimates under different assumptions or conditions and, to the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. During the three months ended March 31, 2017, there were no material changes to our critical accounting policies and use of estimates, which are disclosed in our audited consolidated financial statements for the year ended December 31, 2016 included in our Annual Report on Form 10-K, with the exception of our adoption of ASU 2017-04. See Note 3 for further details.

New Accounting Pronouncements

See Note 3 for a description of new accounting pronouncements.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Our operations are solely in the United States of America (“U.S.”) and U.S. Territories and are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate and certain exposure, as well as risks relating to changes in the general economic conditions in the U.S. We are exposed to interest rate fluctuations with regard to future issuances of fixed-rate debt, and existing and future issuances of floating-rate debt. Primary exposures include the U.S. Prime Rate and LIBOR related to debt outstanding under our credit facility. In the past, we used interest rate swaps to reduce the volatility of our financing costs and to achieve a desired proportion of fixed and floating-rate debt. We did not use these interest rate swaps for trading or other speculative purposes. We currently are not using any interest rate swaps, but may in the future. A 100 basis point increase in 2017 interest rates would have decreased our pre-tax income for the three months ended March 31, 2017 by approximately $0.3 million.

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

As previously disclosed in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2016 filed on March 8, 2017, management had then concluded that there was a material weakness in internal control over financial reporting related to the operating effectiveness of our evaluation and review of recorded inventory balances. Specifically, at certain locations the initial costs used to value ending inventories were not correct and we did not initially identify all items necessary to accurately complete our inventory reconciliation.

Our management, with the participation of the Chief Executive Officer and the Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15(d)-15(e) promulgated under the Exchange Act) as of March 31, 2017. Based on these evaluations, the Chief Executive Officer and the Principal Financial Officer concluded that our disclosure controls and procedures required by paragraph (b) of Rule 13a-15 or 15d-15 were not effective as of March 31, 2017 as a result of the material weakness discussed above.

Notwithstanding the identified material weaknesses, our management has concluded that the condensed consolidated financial statements included in this quarterly filing fairly represent in all material respects our financial position, results of operations, cash flows, and changes in shareholders’ equity as of and for the periods presented in accordance with U.S. GAAP.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the first quarter of 2017, except as discussed below in “—Remediation Plan”, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Remediation Plan

Management is actively implementing a remediation plan to ensure that deficiencies contributing to the material weakness are remediated such that these controls will operate effectively, which includes steps to strengthen our inventory costing and reconciliation controls. The remediation actions we are taking include: additional testing of the pricing file utilized to cost physical inventory; and strengthening the depth and breadth of review of the inventory reconciliation by senior accounting and finance personnel.

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

PART II

OTHER INFORMATION

ITEM 1.                LEGAL PROCEEDINGS

On November 10, 2016, a putative class action complaint was filed in the U.S. District Court for the Eastern District of Michigan against Diplomat Pharmacy, Inc. and certain officers of the Company. Following appointment of lead plaintiffs and lead counsel, an amended complaint was filed on Aprill 11, 2017. The amended complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 in connection with public filings made between February 29, 2016 and November 2, 2016 (the “potential class period”). The plaintiff seeks to represent a class of shareholders who purchased stock in the potential class period. The complaint seeks unspecified monetary damages and other relief. The Company believes the complaint and allegations to be without merit and intends to vigorously defend itself against these actions.

On April 13, 2017, the Company commenced an arbitration proceeding with CVS Health Corporation f/k/a CVS Caremark Corp., Caremark, LLC, Caremark PCS, LLC, and Silverscript Insurance Company (collectively “CVS/Caremark”) before the American Arbitration Association, as required under the Pharmacy Provider Agreement and related documents that govern the relationship between the Company and CVS/Caremark. The Company alleges that CVS/Caremark’s imposition of performance-based DIR fees on a varying percentage basis beginning in 2016 was in violation of the parties’ agreements as well as federal statutes, regulations, and guidance regulating the Medicare Part D prescription drug program. The Company is seeking declaratory and injunctive relief and monetary damages.

In addition, our business of providing specialized pharmacy services and other related services may subject us to litigation and liability for damages in the ordinary course of business. Although the results of litigation and claims cannot be predicted, we believe there are no other legal proceedings, the outcome of which, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our business, financial position, cash flows, or results of operations.

ITEM 1A.             RISK FACTORS

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016, which was filed with the Securities and Exchange Commission on March 8, 2017.

ITEM 6.                EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit / Appendix Number	Filing Date

10.1†	Pharmacy Distribution and Services Agreement, dated as of March 31, 2017 and effective as of July 1, 2017, by and between Celgene Corporation and the Company	X
10.2*	Diplomat Non-Employee Director Compensation Program (April 2017)	X

31.1	Section 302 Certification — CEO	X

31.2	Section 302 Certification — PFO	X

32.1**	Section 906 Certification — CEO	X

32.2**	Section 906 Certification — PFO	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase	X

101.LAB	XBRL Taxonomy Extension Label Linkbase	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

† Confidential treatment has been requested for portions of this exhibit. These portions have been omitted from this exhibit to this Quarterly Report on Form 10-Q and submitted separately to the Securities and Exchange Commission.

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

Date:      May 9, 2017