Form 10-Q
period 2017-06-30
Diplomat Pharmacy, Inc.
filed 2017-08-09
CIK 1610092

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

Yes ☐  No ☒

As of August 7, 2017, there were 68,303,038 outstanding shares of the registrant’s no par value common stock.

DIPLOMAT PHARMACY, INC.

Form 10-Q

For the Quarter Ended June 30, 2017

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DIPLOMAT PHARMACY, INC.

Condensed Consolidated Balance Sheets (Unaudited)

(Dollars in thousands)

	June 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and equivalents	$7,804	$7,953
Accounts receivable, net	279,604	275,568
Inventories	178,131	215,351
Prepaid expenses and other current assets	10,477	6,235
Total current assets	476,016	505,107

Property and equipment, net	20,963	20,372
Capitalized software for internal use, net	42,953	50,247
Goodwill	358,178	316,616
Definite-lived intangible assets, net	195,100	199,862
Deferred income taxes	5,031	6,010
Other noncurrent assets	1,081	1,040

Total assets	$1,099,322	$1,099,254

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$307,718	$320,684
Borrowings on line of credit	2,521	39,255
Short-term debt, including current portion of long-term debt	10,875	7,500
Accrued expenses:
Compensation and benefits	6,511	5,674
Other	12,792	12,233
Total current liabilities	340,417	385,346

Long-term debt, less current portion	119,006	100,184
Contingent consideration	4,365	—
Total liabilities	463,788	485,530

Commitments and contingencies

Shareholders’ equity:
Preferred stock (10,000,000 shares authorized; none issued and outstanding)	—	—
Common stock (no par value; 590,000,000 shares authorized; 68,017,230 and 66,764,999 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively)	515,820	503,828
Additional paid-in capital	35,372	33,268
Retained earnings	84,264	76,306
Total Diplomat Pharmacy shareholders’ equity	635,456	613,402
Noncontrolling interests	78	322
Total shareholders’ equity	635,534	613,724

Total liabilities and shareholders’ equity	$1,099,322	$1,099,254

See accompanying notes to condensed consolidated financial statements.

DIPLOMAT PHARMACY, INC.

Condensed Consolidated Statements of Operations (Unaudited)

(Dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net sales	$1,126,464	$1,088,506	$2,205,204	$2,084,376
Cost of products sold	(1,041,630)	(1,005,236)	(2,035,321)	(1,921,868)
Gross profit	84,834	83,270	169,883	162,508
Selling, general and administrative expenses	(79,991)	(69,416)	(156,492)	(123,610)
Income from operations	4,843	13,854	13,391	38,898
Other (expense) income:
Interest expense	(1,931)	(1,521)	(3,980)	(2,956)
Other	34	105	66	213
Total other expense	(1,897)	(1,416)	(3,914)	(2,743)
Income before income taxes	2,946	12,438	9,477	36,155
Income tax benefit (expense)	544	(4,145)	(1,763)	(12,679)
Net income	3,490	8,293	7,714	23,476
Less net loss attributable to noncontrolling interest	(101)	(241)	(244)	(487)
Net income attributable to Diplomat Pharmacy, Inc.	$3,591	$8,534	$7,958	$23,963

Net income per common share:
Basic	$0.05	$0.13	$0.12	$0.37
Diluted	$0.05	$0.13	$0.12	$0.35

Weighted average common shares outstanding:
Basic	67,528,151	66,085,149	67,209,280	65,312,155
Diluted	68,211,882	68,034,392	67,997,929	67,939,665

See accompanying notes to condensed consolidated financial statements.

DIPLOMAT PHARMACY, INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net income	$7,714	$23,476
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,935	22,389
Net provision for doubtful accounts	5,401	4,010
Share-based compensation expense	3,798	3,152
Deferred income tax expense	979	11,178
Amortization of debt issuance costs	595	581
Change in fair value of contingent consideration	—	(8,922)
Contingent consideration payment	—	(382)
Other	6	1
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	(3,024)	(49,246)
Inventories	37,179	(11,358)
Accounts payable	(14,353)	52,878
Other assets and liabilities	(2,977)	(1,808)
Net cash provided by operating activities	67,253	45,949

Cash flows from investing activities:
Payments to acquire businesses, net of cash acquired	(53,571)	(69,072)
Expenditures for capitalized software for internal use	(2,459)	(7,349)
Expenditures for property and equipment	(2,289)	(3,705)
Other	(43)	1
Net cash used in investing activities	(58,362)	(80,125)

Cash flows from financing activities:
Net (payments on) proceeds from line of credit	(36,734)	17,057
Proceeds from long-term debt	25,000	—
Payments on long-term debt	(3,313)	(3,000)
Proceeds from issuance of stock upon stock option exercises	6,007	1,203
Contingent consideration payment	—	(722)
Payments of debt issuance costs	—	(56)
Net cash (used in) provided by financing activities	(9,040)	14,482

Net decrease in cash and equivalents	(149)	(19,694)

Cash and equivalents at beginning of period	7,953	27,600

Cash and equivalents at end of period	$7,804	$7,906

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$4,458	$401
Cash paid for interest	3,386	2,318

See accompanying notes to condensed consolidated financial statements.

DIPLOMAT PHARMACY, INC.

Condensed Consolidated Statement of Changes in Shareholders’ Equity

(Dollars in thousands)

					Total
					Diplomat
			Additional		Pharmacy, Inc.		Total
	Common Stock		Paid-In	Retained	Shareholders’	Noncontrolling	Shareholders’
	Shares	Amount	Capital	Earnings	Equity	Interest	Equity

Balance at January 1, 2017	66,764,999	$503,828	$33,268	$76,306	$613,402	$322	$613,724
Net income (loss)	—	—	—	7,958	7,958	(244)	7,714
Issuance of stock as partial consideration of WRB Communications, LLC	299,325	4,291	—	—	4,291	—	4,291
Stock issued upon stock option exercises	916,092	7,701	(1,694)	—	6,007	—	6,007
Share-based compensation expense	—	—	3,798	—	3,798	—	3,798
Restricted stock awards	36,814	—	—	—	—	—	—
Balance at June 30, 2017	68,017,230	$515,820	$35,372	$84,264	$635,456	$78	$635,534

See accompanying notes to condensed consolidated financial statements.

DIPLOMAT PHARMACY, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except per share amounts)

1.              DESCRIPTION OF BUSINESS

Diplomat Pharmacy, Inc. and its consolidated subsidiaries (the “Company”) operate a specialty pharmacy business which stocks, dispenses, and distributes prescriptions for various biotechnology and specialty pharmaceutical manufacturers. Its primary focus is on medication management programs for individuals with complex chronic diseases. Disease states covered include oncology, immunology, specialty infusion therapy, hepatitis, multiple sclerosis, and many other serious or long-term conditions. The Company has its corporate headquarters and main distribution facility in Flint, Michigan, and operates 28 other locations in Alabama, Arizona, California, Connecticut, Florida, Illinois, Iowa, Kansas, Maryland, Massachusetts, Michigan, Minnesota, Missouri, Nebraska, New York, North Carolina, Ohio, Pennsylvania, Texas, Virginia, and Wisconsin. The Company also has centralized call centers to effectively deliver services to customers located in all 50 states in the United States of America (“U.S.”) and U.S. territories. The Company operates as one reportable segment.

2.              BASIS OF PRESENTATION

Interim Unaudited Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, the interim financial statements include all adjustments of a normal recurring nature necessary for a fair presentation of the financial position, results of operations, cash flows, and changes in shareholders’ equity. The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K, which was filed with the SEC on March 8, 2017.

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

Revenue Recognition

The Company recognizes revenue from prescription drug sales for home delivery at the time the drugs are shipped. At the time of shipment, the Company has performed substantially all of its obligations under its payor contracts and does not experience a significant level of returns or reshipments. Revenues from dispensing specialty prescriptions that are picked up by patients at an open door or retail pharmacy location are recorded at prescription adjudication, which approximates the fill date. Sales taxes are presented on a net basis (excluded from revenues and costs). Revenues generated from prescription drug sales were $1,118,196 and $1,082,221 for the three months ended June 30, 2017 and 2016, respectively, and $2,192,061 and $2,072,232 for the six months ended June 30, 2017 and 2016, respectively.

The Company recognizes revenue from service, data, and consulting services when the services have been performed and the earnings process is therefore complete. Revenues generated from service, data, and consulting services were $8,268 and $6,285 for the three months ended June 30, 2017 and 2016, respectively, and $13,143 and $12,144 for the six months ended June 30, 2017 and 2016, respectively.

Accounting Standards Update (“ASU”) Adoption — Balance Sheet Classification of Deferred Taxes

In April 2015, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”), eliminating the requirement for companies to present deferred tax assets and liabilities as current and noncurrent. Instead, companies are required to classify all deferred tax assets and liabilities as noncurrent. This ASU is effective for annual periods beginning on or after December 15, 2016, including interim periods within those annual periods, and can be adopted either prospectively or retrospectively.

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

ASU Adoption — Simplifying the Test for Goodwill Impairment

In January 2017, the FASB issued ASU No. 2017-04, Intangibles — Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”), eliminating Step 2 from the quantitative goodwill impairment test. Instead, an entity will perform its annual, or interim, quantitative goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount (Step 1). An entity will recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized cannot exceed the total amount of goodwill allocated to that reporting unit. This ASU is effective for an entity’s annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), requiring lessees to recognize a right-of-use asset and a lease liability for all leases (with the exception of short-term leases) at lease commencement date. This ASU is effective for annual periods beginning on or after December 15, 2018, including interim periods within those annual periods, though early adoption is permitted. The Company is currently evaluating the impact that the adoption of this guidance will have on its condensed consolidated financial statements and/or notes thereto.

In May 2017, the FASB issued ASU No. 2017-09, Compensation — Stock Compensation (Topic 718): Scope of Modification Accounting, providing guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. This ASU is effective for annual periods beginning on or after December 15, 2017, including interim periods within those annual periods, though early adoption is permitted. This ASU is to be applied prospectively to an award modified on or after the adoption date. The Company is currently evaluating whether to early adopt and the impact that the adoption of this guidance will have on its condensed consolidated financial statements and/or notes thereto.

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

WRB Communications, LLC

On May 8, 2017, the Company acquired WRB Communications, LLC (“WRB”), a communications and contact center company based in Chantilly, VA that specializes in relationship management programs for leading pharmaceutical manufacturers and service organizations. The following table summarizes the consideration transferred to acquire WRB:

Cash	$26,394
299,325 restricted common shares	4,291
Contingent consideration at fair value	530
$31,215

The above share consideration at closing is based on 299,325 shares, in accordance with the purchase agreement, multiplied by the per share closing market price of the Company’s common stock as of May 5, 2017 ($15.93), and multiplied by 90 percent to account for the restricted nature of the shares.

The purchase price includes a contingent consideration arrangement that requires the Company to pay the former owners additional cash payouts of up to $500 per performance period based upon the achievement of certain earnings before interest, taxes, depreciation, and amortization targets in the 12-month periods ending April 30, 2018 and 2019. The maximum additional cash payout is $1,000.

Approximately $1,950 of the purchase consideration was deposited into an escrow account to be held for 18 months after the closing date to satisfy any of the Company’s indemnification claims.

The Company incurred acquisition-related costs of $196 which were charged to “Selling, general and administrative expenses” during both the three and six month periods ended June 30, 2017.

The following table summarizes the preliminary fair values of identifiable assets acquired and liabilities assumed at the acquisition date:

Cash	$1,018
Accounts receivable	2,594
Prepaid expenses and other current assets	194
Property and equipment	498
Definite-lived intangible assets	7,730
Other noncurrent assets	24
Accounts payable	(100)
Accrued expenses — other	(513)
Total identifiable net assets	11,445
Goodwill	19,770
$31,215

Definite-lived intangible assets that were acquired and their respective useful lives are as follows:

	Useful Life	Amount
Customer relationships	7 years	$5,200
Non-compete employment agreements	4 years	1,530
Trade names and trademarks	2 years	1,000
		$7,730

Comfort Infusion, Inc.

On March 22, 2017, the Company acquired Comfort Infusion, Inc. (“Comfort”), a specialty pharmacy and infusion services company based in Birmingham, AL that specializes in intravenous immune globulin therapy to support patients’ immune systems. The following table summarizes the consideration transferred to acquire Comfort:

Cash	$10,613
Contingent consideration at fair value	3,800
$14,413

The purchase price includes a contingent consideration arrangement that requires the Company to pay the former owners additional cash payouts of up to $2,000 per performance period based upon the achievement of certain gross profit targets in each of the 12-month periods ending March 31, 2018, 2019, and 2020. The maximum payout of contingent consideration is $6,000.

Approximately $1,050 of the purchase consideration was deposited into an escrow account to be held for 18 months after the closing date to satisfy any of the Company’s indemnification claims.

The Company incurred acquisition-related costs of $81 and $214 which were charged to “Selling, general and administrative expenses” during the three and six months ended June 30, 2017, respectively.

The following table summarizes the preliminary fair values of identifiable assets acquired and liabilities assumed at the acquisition date:

Cash	$104
Accounts receivable	575
Inventories	118
Prepaid expenses and other current assets	15
Definite-lived intangible assets	2,400
Other noncurrent assets	5
Accounts payable	(372)
Accrued expenses — other	(101)
Total identifiable net assets	2,744
Goodwill	11,669
$14,413

Definite-lived intangible assets that were acquired and their respective useful lives are as follows:

	Useful Life	Amount
Physician relationships	7 years	$1,200
Non-compete employment agreements	5 years	1,200
		$2,400

Affinity Biotech, Inc.

On February 1, 2017, the Company acquired Affinity Biotech, Inc. (“Affinity”), a specialty pharmacy and infusion services company based in Houston, TX that provides treatments and nursing services for patients with hemophilia. The following table summarizes the consideration transferred to acquire Affinity:

Cash	$17,377
Contingent consideration at fair value	35
$17,412

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

The Company incurred acquisition-related costs of $203 which were charged to “Selling, general and administrative expenses” during the three and six months ended June 30, 2016.

The following table summarizes the preliminary fair values of identifiable assets acquired and liabilities assumed at the acquisition date:

Cash	$1,043
Accounts receivable	3,583
Inventories	79
Prepaid expenses and other current assets	74
Definite-lived intangible assets	5,100
Other noncurrent assets	5
Accounts payable	(1,075)
Accrued expenses — compensation and benefits	(144)
Accrued expenses — other	(25)
Total identifiable net assets	8,640
Goodwill	8,772
$17,412

Definite-lived intangible assets that were acquired and their respective useful lives are as follows:

	Useful Life	Amount
Patient relationships	7 years	$4,000
Non-compete employment agreements	5 years	1,100
		$5,100

Valley Campus Pharmacy, Inc.

On June 1, 2016, the Company acquired Valley Campus Pharmacy, Inc., doing business as TNH Advanced Specialty Pharmacy (“TNH”). TNH, a specialty pharmacy based in Van Nuys, California, provides medication management programs for individuals with complex chronic diseases, including oncology, hepatitis, and immunology. The following table summarizes the consideration transferred to acquire TNH:

Cash	$70,267
324,244 restricted common shares	9,507
$79,774

The above share consideration at closing is based on 324,244 shares, in accordance with the purchase agreement, multiplied by the per share closing market price of the Company’s common stock as of May 31, 2016 ($32.58), and multiplied by 90 percent to account for the restricted nature of the shares.

Approximately $3,800 of the purchase consideration was deposited into an escrow account to be held for one year after the closing date to satisfy any indemnification claims that may be made by the Company. All but $100 was released to the sellers from escrow during the second quarter of 2017.

The Company incurred acquisition-related costs of $359 which were charged to “Selling, general and administrative expenses” during the three and six months ended June 30, 2016.

The following table summarizes the fair values of identifiable assets acquired and liabilities assumed at the acquisition date:

Cash	$2,114
Accounts receivable	16,271
Inventories	4,740
Prepaid expenses and other current assets	46
Property and equipment	200
Capitalized software for internal use	14,000
Definite-lived intangible assets	13,890
Other noncurrent assets	21
Accounts payable	(29,773)
Accrued expenses — compensation and benefits	(400)
Accrued expenses — other	(1,962)
Total identifiable net assets	19,147
Goodwill	60,627
$79,774

Definite-lived intangible assets that were acquired and their respective useful lives are as follows:

	Useful Life	Amount
Physician relationships	10 years	$7,700
Non-compete employment agreements	5 years	4,490
Trade names and trademarks	1 year	1,700
		$13,890

Pro Forma Operating Results

The following 2017 unaudited pro forma summary presents condensed consolidated financial information as if the Affinity, Comfort, and WRB acquisitions had occurred on January 1, 2016. The following 2016 unaudited pro forma summary presents condensed consolidated financial information as if the Affinity, Comfort, and WRB acquisitions had occurred on January 1, 2016 and the TNH acquisition had occurred on January 1, 2015. The unaudited pro forma results reflect certain adjustments related to the acquisitions, such as amortization expense resulting from intangible assets acquired and adjustments to reflect the Company’s borrowings and tax rates. Accordingly, such pro forma operating results were prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made as of the as if dates or of results that may occur in the future.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net sales	$1,128,151	$1,182,015	$2,214,971	$2,309,463
Net income attributable to Diplomat Pharmacy, Inc.	$3,618	$8,472	$8,127	$24,528
Net income per common share — basic	$0.05	$0.13	$0.12	$0.37
Net income per common share — diluted	$0.05	$0.12	$0.12	$0.36

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

The following table presents the placement in the fair value hierarchy of assets and liabilities that are measured and disclosed at fair value on a recurring basis at June 30, 2017:

	Asset /		Valuation
	(Liability)	Level 3	Technique
Contingent consideration	$(4,365)	$(4,365)	C

The following table sets forth a roll forward of the Level 3 measurements:

Contingent Consideration
Balance at January 1, 2017	$—
Affinity acquisition	(35)
Comfort acquisition	(3,800)
WRB acquisition	(530)
Balance at June 30, 2017	$(4,365)

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

6.              GOODWILL AND DEFINITE-LIVED INTANGIBLE ASSETS

The following table sets forth a roll forward of goodwill for the six months ended June 30, 2017:

Balance at January 1, 2017	$316,616
Affinity acquisition	8,772
Comfort Infusion acquisition	11,669
WRB acquisition	19,770
TNH purchase price adjustment	1,351
Balance at June 30, 2017	$358,178

Definite-lived intangible assets consisted of the following:

	June 30, 2017			December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patient relationships	$163,100	$(39,096)	$124,004	$159,100	$(31,445)	$127,655
Non-compete employment agreements	58,519	(24,298)	34,221	54,689	(18,674)	36,015
Physician relationships	22,900	(5,784)	17,116	21,700	(2,831)	18,869
Trade names and trademarks	24,800	(10,117)	14,683	23,800	(6,477)	17,323
Customer relationships	5,200	(124)	5,076	—	—	—
	$274,519	$(79,419)	$195,100	$259,289	$(59,427)	$199,862

7.              INVESTMENT IN NON-CONSOLIDATED ENTITY

From October 2011 through January 2017, the Company maintained a 25 percent minority interest in Worksmart MD, LLC, also known as Ageology, though it fully impaired its investment during the fourth quarter of 2014. In transactions unrelated to the Company, SkyPoint Ventures LLC (“SkyPoint”), an affiliated entity of the Company’s chief executive officer, loaned $16,000 to Ageology through January 2017. In February 2017, SkyPoint elected to convert its $16,000 in outstanding loans into equity in Ageology, which equated to an approximate ownership of 43 percent. Concurrently, the Company converted its $2,500 in outstanding loans (which the Company had written off during the fourth quarter of 2014) into equity in Ageology, which resulted in the Company having an approximate 22 percent minority interest following the recapitalization. Because the Company does not direct the activities that most significantly impact the economic performance of Ageology, management has determined that the Company is not nor ever has been Ageology’s primary beneficiary.

Subsequent to the February 2017 concurrent conversion transactions, SkyPoint loaned Ageology $1,660 during the six months ended June 30, 2017.

8.              DEBT

The Company had $108,000 and $111,000 outstanding on its Term Loan A as of June 30, 2017 and December 31, 2016, respectively. Unamortized debt issuance costs of $2,806 and $3,316 as of June 30, 2017 and December 31, 2016, respectively, are presented in the condensed consolidated balance sheets as direct deductions from the outstanding debt balances. During the first quarter of 2017, the Company fully drew down its $25,000 deferred draw term loan (“DDTL”), of which $24,688 was outstanding as of June 30, 2017. The Company also had $2,521 and $39,255 outstanding on its line of credit as of June 30, 2017 and December 31, 2016, respectively. The Company had $156,032 and $129,908 available to borrow on its line of credit at June 30, 2017 and December 31, 2016, respectively.

The Company’s Term Loan A interest rate options are (i) LIBOR (as defined) plus 2.50 percent or (ii) Base Rate (as defined) plus 1.50 percent, and the Company’s line of credit and swingline loan interest rate options are (i) LIBOR (as defined) plus 2.00 percent or (ii) Base Rate (as defined) plus 1.00 percent. The interest rate on the Company’s

Term Loan A and DDTL was 3.55 percent and 3.13 percent at June 30, 2017 and December 31, 2016, respectively. The Company’s line of credit interest rate was 5.00 percent and 4.75 percent at June 30, 2017 and December 31, 2016, respectively. In addition, the Company is charged a monthly unused commitment fee ranging from 0.25 percent to 0.50 percent on its average unused daily balance on its $175,000 line of credit.

The Company’s credit facility, consisting of the Term Loan A, DDTL, and line of credit, contains certain financial and non-financial covenants. The Company was in compliance with all such covenants as of June 30, 2017 and December 31, 2016.

9.              SHARE-BASED COMPENSATION

A summary of the Company’s stock option activity as of and for the six months ended June 30, 2017 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Options	Price	Life	Value
			(Years)
Outstanding at January 1, 2017	4,413,341	$19.02	7.0	$11,558
Granted	2,185,735	14.92
Exercised	(916,092)	6.56
Expired/cancelled	(588,570)	27.38
Outstanding at June 30, 2017	5,094,414	$18.54	8.3	$6,778

Exercisable at June 30, 2017	1,496,673	$16.35	5.9	$6,675

The Company recorded share-based compensation expense associated with stock options of $2,626 and $1,562 for the three months ended June 30, 2017 and 2016, respectively, and $3,514 and $2,994 for the six months ended June 30, 2017 and 2016, respectively.

The Company granted service-based awards of 849,976 options to purchase common stock to key employees under its 2014 Omnibus Incentive Plan (“2014 Plan”) during the six months ended June 30, 2017, of which 200,000 options were immediately vested at time of grant. The remaining 649,976 options become exercisable in installments of 25 percent per year, beginning on the first anniversary of the grant date and each of the three anniversaries thereafter. All service-based options have a maximum term of 10 years.

The Company also granted performance-based awards of 1,060,759 options to purchase common stock to key employees under its 2014 Plan during the second quarter of 2017, of which 260,759 options will be earned or forfeited based upon the Company’s performance relative to specified net sales and adjusted earnings before interest, taxes, depreciation, and amortization goals for the year ending December 31, 2017. The earned options, if any, will vest in four installments of 25%, with the first installment vesting upon the earlier of the date that the Company files its Annual Report on Form 10-K or Audit Committee confirmation of the satisfaction of the applicable performance goals, with the remaining installments vesting annually thereafter. The remaining 800,000 options will be earned or forfeited in increments based on the cumulative growth in adjusted earnings before interest, taxes, depreciation, and amortization of a certain therapeutic category during the years ending December 31, 2017, 2018, 2019, and 2020. The earned options, if any, will be determined annually each March 31 of the subsequent year and vest as of that date. All performance-based options have a maximum term of 10 years.

The 1,910,735 options to purchase common stock that were granted during the six months ended June 30, 2017 have a weighted average grant date fair value of $5.48 per option. The grant date fair values of these stock option awards were estimated using the Black-Scholes-Merton option pricing model using the assumptions set forth in the following table:

Exercise price	$14.36 - $17.93
Expected volatility	33.44% - 33.93%
Expected dividend yield	0%
Risk-free rate over the estimated expected life	1.88% - 2.32%
Expected life (in years)	5.00 - 6.25

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

Restricted Stock Units (“RSU” or “RSUs”)

A summary of the Company’s RSU activity as of and for the six months ended June 30, 2017 is as follows:

		Weighted
		Average
	Number	Grant Date
	of RSUs	Fair Value
Nonvested at January 1, 2017	—	$—
Granted	90,718	14.65
Nonvested at June 30, 2017	90,718	$14.65

The Company granted 90,708 RSUs to key employees under its 2014 Plan during the second quarter of 2017. The value of an RSU is determined by the market value of the Company’s common stock at the date of grant. This value is recorded as compensation expense on a straight-line basis over the vesting period, which is three years. Of the 90,708 RSUs granted, 46,495 cliff vest after three years, while the remaining 44,213 vest one-third per year, beginning on the first anniversary of the grant date and each of the two anniversaries thereafter.

The Company recorded share-based compensation expense associated with RSUs of $105 for both the three and six months ended June 30, 2017, respectively.

Restricted Stock Awards (“RSA” or “RSAs”)

A summary of the Company’s RSA activity as of and for the six months ended June 30, 2017 is as follows:

	Number	Weighted
	of Shares	Average
	Subject to	Grant Date
	Restriction	Fair Value
Nonvested at January 1, 2017	5,765	$32.97
Granted	36,814	17.13
Vested	(9,210)	25.58
Nonvested at June 30, 2017	33,369	$17.53

The Company grants RSAs to non-employee directors. The value of an RSA is determined by the market value of the Company’s common stock at the date of grant. This value is recorded as compensation expense on a straight-line basis over the vesting period, which is one year. The Company recorded share-based compensation expense associated with RSAs of $95 and $87 for the three months ended June 30, 2017 and 2016, respectively, and $179 and $158 for the six months ended June 30, 2017 and 2016, respectively.

10.       CONTINGENCIES

On November 10, 2016, a putative class action complaint was filed in the U.S. District Court for the Eastern District of Michigan against Diplomat Pharmacy, Inc. and certain officers of the Company. Following appointment of lead plaintiffs and lead counsel, an amended complaint was filed on April 11, 2017. The amended complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 in connection with public filings made between February 29, 2016 and November 2, 2016 (the “potential class period”). The plaintiff seeks to represent a class of shareholders who purchased stock in the potential class period. The complaint seeks unspecified monetary damages and other relief. The Company filed a motion to dismiss the amended complaint on May 24, 2017, and the lead plaintiffs filed a response in opposition to the Company’s motion to dismiss on July 10, 2017. A hearing on the motion to dismiss is scheduled for October 19, 2017. The Company believes the complaint and allegations to be without merit and intends to vigorously defend itself against the action. The Company is unable at this time to determine whether the outcome of the litigation would have a material impact on its results of operations, financial condition, or cash flows.

On February 10, 2017, the Company’s Board of Directors (the “Board”) received a demand letter from a purported shareholder containing allegations similar to those contained in the putative class action complaint described above. The letter demanded that the Board take action to remedy the alleged violations. In response, the Board established a Special Independent Committee of its disinterested and independent members to investigate the claims. The Special Independent Committee is continuing to review this matter and has not yet concluded its investigation. Subsequently, on June 2, 2017, the shareholder filed a putative shareholder’s derivative lawsuit in the Michigan Circuit Court for the County of Genesee regarding the same matters alleged in the demand letter. The complaint names the Company as a nominal defendant and names a number of the Company’s current and former officers and directors as defendants. The complaint seeks unspecified monetary damages and other relief. In connection with the ongoing Special Independent Committee investigation, on July 20, 2017, the court ordered a stay of legal proceedings for 90 days. The Company is unable at this time to determine whether the outcome of the litigation would have a material impact on its results of operations, financial condition, or cash flows.

The results of legal proceedings are often uncertain and difficult to predict, and the Company could from time to time incur judgments, enter into settlements, materially change its business practices or technologies or revise its expectations regarding the outcome of certain matters. In addition, the costs incurred in litigation can be substantial, regardless of the outcome.

The Company’s business of providing specialized pharmacy services and other related services may subject it to litigation and liability for damages in the ordinary course of business. Nevertheless, the Company believes there are no other legal proceedings, the outcome of which, if determined adversely to the Company, would individually or in the aggregate be reasonably expected to have a material adverse effect on its business, financial position, cash flows, or results of operations.

11.       INCOME PER COMMON SHARE

The following table sets forth the computation of basic and diluted income per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Numerator:
Net income attributable to Diplomat Pharmacy, Inc.	$3,591	$8,534	$7,958	$23,963

Denominator:
Weighted average common shares outstanding, basic	67,528,151	66,085,149	67,209,280	65,312,155
Weighted average dilutive effect of stock options and restricted stock awards/units	683,731	1,949,243	788,649	1,954,369
Weighted average dilutive effect contingent consideration	—	—	—	673,141
Weighted average common shares outstanding, diluted	68,211,882	68,034,392	67,997,929	67,939,665

Net income per common share:
Basic	$0.05	$0.13	$0.12	$0.37
Diluted	$0.05	$0.13	$0.12	$0.35

Service-based and earned performance-based stock options to purchase a weighted average of 3,947,686 and 1,541,467 common shares for the three months ended June 30, 2017 and 2016, respectively, and 3,190,598 and 1,455,421 common shares for the six months ended June 30, 2017 and 2016, respectively, were excluded from the computation of diluted weighted average common shares outstanding as inclusion of such options would be anti-dilutive. Performance-based stock options to purchase up to a weighted average of 221,891 and 381,532 common shares for the three months ended June 30, 2017 and 2016, respectively, and 110,946 and 213,826 common shares for the six months ended June 30, 2017 and 2016, respectively, were excluded from the computation of diluted weighted average common shares outstanding as all performance conditions were not satisfied as of June 30, 2017 and 2016, respectively. Weighted average restricted stock awards of 9,340 and 5,950 common shares were excluded from the computation of diluted weighted average common shares outstanding for the three and six months ended June 30, 2017, respectively, as inclusion of such shares would be anti-dilutive. Weighted average restricted stock units of 86,488 and 43,244 common shares were excluded from the computation of diluted weighted average common shares outstanding for the three and six months ended June 30, 2017, respectively, as inclusion of such shares would be anti-dilutive. Contingent consideration to issue up to 1,350,309 common shares was excluded from the computation of diluted weighted average common shares outstanding for the six months ended June 30, 2016 as all performance conditions were not satisfied as of March 31, 2016.

12. SUBSEQUENT EVENT

On July 5, 2017, the Company acquired Accurate Rx Pharmacy Consulting, LLC, a specialty pharmacy focusing on infusion services located in Columbia, MO. Under the terms of the Agreement, Diplomat transferred cash and stock consideration of approximately $8,000 and $1,800, respectively, with additional cash payouts of up to $3,600 per performance period based upon the achievement of certain gross profit targets in the 12-month periods ending July 31, 2018 and 2019. The maximum additional cash payout is $7,200.

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

Our core revenues are derived from the customized care management programs we deliver to our patients, including the dispensing of their specialty medications. Because our core therapeutic disease states generally require multiyear or lifelong therapy, our singular focus on complex chronic diseases helps drive recurring revenues and sustainable growth. Our organic revenue growth is primarily driven by new drugs coming to market, new indications for existing drugs, volume growth with current clients, and the addition of new clients. For the three and six months ended June 30, 2017 and 2016, we derived over 99 percent of our revenue from the dispensing of drugs and the reporting of data associated with those dispenses to pharmaceutical manufacturers and other outside companies.

Our historical revenue growth has largely been driven by our position as a leader in the oncology, immunology, specialty infusion, hepatitis, and multiple sclerosis therapeutic categories. For the three months ended June 30, 2017 and 2016, we generated approximately 94% and 93%, respectively, of our revenues in these categories in aggregate. For the six months ended June 30, 2017 and 2016, we generated approximately 94% and 93%, respectively, in the aggregate, of our revenues in these categories.

We expect future revenue growth to be driven by a highly visible and recurring base of prescription volume and revenues, favorable demographic trends, advanced clinical developments, expanding drug pipelines, earlier detection of chronic diseases, improved access to medical care, mix shift toward higher-cost specialty drugs, and manufacturer price increases. In addition, we believe that our expanding service offerings, our growing penetration with new customers, and our access to limited-distribution drugs will help us achieve sustainable revenue growth in the future. Further, we believe that limited distribution is becoming the delivery system of choice for many specialty drug manufacturers because it is conducive to smaller patient populations, facilitates high patient engagement, clinical expertise, and an elevated focus on service, and because it allows for real-time patient-specific (albeit de-identified) data. Accordingly, we believe our current portfolio of approximately 100 limited-distribution drugs, all of which are commercially available, is important to our revenue growth.

We also provide specialty pharmacy support services to a national network of retailers and independent hospital groups, as well as hospitals and health systems. Through many of these partners, we earn revenue by providing clinical and administrative support services on a fee-for-service basis to help them dispense specialty medications. Our other revenue for the three months ended June 30, 2017 and 2016 was derived from these services provided to retail and hospital pharmacy partners.

Recent Developments

Accurate Rx Pharmacy Consulting, LLC

On July 5, 2017, we acquired Accurate Rx Pharmacy Consulting, LLC, a specialty pharmacy focusing on infusion services located in Columbia, MO. Under the terms of the Agreement, Diplomat transferred cash and stock consideration of approximately $8,000 and $1,800, respectively, with additional cash payouts of up to $3,600 per performance period based upon the achievement of certain gross profit targets in the 12-month periods ending July 31, 2018 and 2019. The maximum additional cash payout is $7,200.

WRB Communications, LLC Acquisition

On May 8, 2017, we acquired WRB Communications, LLC (“WRB”) for a total acquisition price of $31,215, excluding related acquisition costs. Included in the total acquisition price is $26,394 in cash, 299,325 restricted shares of our common stock, fair valued at $4,291 as of the acquisition date, and contingent consideration of up to $500 in cash per performance period to the former holders of WRB’s equity interests based upon the achievement of certain earnings before interest, taxes, depreciation and amortization targets in each of the twelve month periods ending April 30, 2018 and 2019, which was fair valued at $530 as of the acquisition date. WRB a communications and contact center company based in Chantilly, VA that specializes in relationship management programs for leading pharmaceutical manufacturers and service organizations.

Comfort Infusion, Inc. Acquisition

On March 22, 2017, we acquired Comfort Infusion, Inc. (“Comfort”) for a total acquisition price of $14,413, excluding related acquisition costs. Included in the total acquisition price is $10,613 in cash, and contingent consideration of up to $2,000 in cash per performance period to the former holders of Comfort’s equity interests based upon the achievement of certain earnings before interest, taxes, depreciation and amortization targets in each of the twelve month periods ending March 31, 2018, 2019, and 2020, which was fair valued at $3,800 as of the acquisition date. Comfort is a specialty pharmacy and infusion services company based in Birmingham, AL that specializes in intravenous immune globulin therapy to support patients’ immune systems.

Affinity Biotech, Inc. Acquisition

On February 1, 2017, we acquired Affinity Biotech, Inc. (“Affinity”) for a total acquisition price of $17,412, excluding related acquisition costs. Included in the total acquisition price is $17,377 in cash, and contingent consideration of up to $4,000 in cash to the former holders of Affinity’s equity interests based upon the achievement of a certain earnings before interest, taxes, depreciation and amortization target in the twelve month period ending January 31, 2018, which was fair valued at $35 as of the acquisition date. Affinity is a specialty pharmacy and infusion services company based in Houston, TX that provides treatments and nursing services for patients with hemophilia.

Key Performance Metrics

We regularly review a number of metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections, and make strategic decisions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Prescriptions dispensed	220,000	241,000	440,000	473,000

Net sales per prescription dispensed	$5,107	$4,505	$5,008	$4,393
Gross profit per prescription dispensed	$371	$339	$377	$335

Prescription Data (rounded to the nearest thousand)

Prescriptions dispensed represent prescriptions filled and dispensed by Diplomat to patients, or in rare cases, to physicians. Our volume for the three and six month periods ended June 30, 2017 decreased by 9 percent and 7 percent, respectively, from the prior year periods. These volume decreases were due to contracts that were not renewed, a business decision to exit dispensing certain high-volume, but low-profit, drugs, and a decrease in hepatitis C volume, partially offset by the contributions of our recent acquisitions, new drugs to the market or newly dispensed by us, growth in patients from current payors and physician practices, and the addition of patients from new payors and physician practices.

Other Metrics

Other key metrics used in analyzing our business are net sales per prescription dispensed and gross profit per prescription dispensed.

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

Selling, General and Administrative Expenses (“SG&A”)

Our operating expenses primarily consist of employee and employee-related costs, outbound prescription drug transportation and logistics costs, and amortization expense from definite-lived intangible assets associated with our acquired entities. Our employee and employee-related costs relate to both our patient-facing personnel and our non-patient-facing support and administrative personnel. Other operating expenses consist of occupancy and other indirect costs, insurance costs, professional fees, and other general overhead expenses. We expect that general and administrative expenses will continue to increase in dollars as we incur additional expenses related to our growth.

Other Expense

Other expense primarily consists of interest expense associated with our debt, and tax credits.

Results of Operations

Three Months Ended June 30, 2017 versus Three Months Ended June 30, 2016

The following table provides statements of operations data for each of the periods presented:

	Three Months Ended June 30,
	2017	2016
Net sales	$1,126,464	$1,088,506
Cost of products sold	(1,041,630)	(1,005,236)
Gross profit	84,834	83,270
SG&A	(79,991)	(69,416)
Income from operations	4,843	13,854
Other (expense) income:
Interest expense	(1,931)	(1,521)
Other	34	105
Total other expense	(1,897)	(1,416)
Income before income taxes	2,946	12,438
Income tax benefit (expense)	544	(4,145)
Net income	3,490	8,293
Less net loss attributable to noncontrolling interest	(101)	(241)
Net income attributable to Diplomat Pharmacy, Inc.	$3,591	$8,534

Net Sales

Net sales for the three months ended June 30, 2017 were $1,126,464, a $37,958 or 3.5 percent increase, compared to $1,088,506 for the three months ended June 30, 2016. This increase was primarily the result of approximately $83,000 of net sales from our recent acquisitions, approximately $63,000 from the impact of manufacturer price increases, and approximately $32,000 from drugs that were new in the past twelve months. These increases were partially offset by a decrease due to contracts that were not renewed as well as a decrease in hepatitis C versus the prior year period.

Cost of Products Sold

Cost of products sold for the three months ended June 30, 2017 was $1,041,630, a $36,394 or 3.6 percent increase, compared to $1,005,236 for the three months ended June 30, 2016. This increase was primarily the result of the same factors that drove the increase in our net sales over the same time period. Cost of goods sold was 92.5 percent and 92.4 percent of net sales for the three months ended June 30, 2017 and 2016, respectively. The slight reduction in gross margin from 7.6 percent to 7.5 percent for the three months ended June 30, 2016 and 2017, respectively, was primarily due to an increase in accrued direct and indirect remuneration (“DIR”) fees versus what had been accrued during the second quarter of 2016.

SG&A

SG&A for the three months ended June 30, 2017 were $79,991, a $10,575 increase, compared to $69,416 for the three months ended June 30, 2016. Total employee cost increased by $7,200 and includes the employee expense for our acquired entities. The increased employee expense was primarily attributable to the growth in our oncology and specialty infusion therapeutic categories, which are more clinically and administratively complex. Amortization expense from definite-lived intangible assets associated with our acquired entities increased $3,126. The remaining increase was in various other SG&A including bad debt, freight, insurance, share-based compensation, and other miscellaneous expenses. As a percent of net sales, SG&A accounted for 7.1 percent for the three months ended June 30, 2017 compared to 6.4 percent for the three months ended June 30, 2016. This increase is primarily attributable to the increase in acquisition-related amortization and the increased operating complexity associated with both our acquisitions and new drugs.

Other Expense

Other expense for the three months ended June 30, 2017 was $1,897, compared to $1,416 for the three months ended June 30, 2016, and is primarily comprised of interest expense. The increase in interest expense was primarily due to higher average borrowings in the second quarter of 2017.

Income Tax Benefit (Expense)

Income tax benefit (expense) for the three months ended June 30, 2017 and 2016 was $544 and $(4,145), respectively. The income tax benefit recognized during the second quarter of 2017 was primarily due to the recognition of excess tax benefits as a result of stock option exercises that occurred during the quarter.

Six Months Ended June 30, 2017 versus Three Months Ended June 30, 2016

The following table provides statements of operations data for each of the periods presented:

	Six Months Ended June 30,
	2017	2016
Net sales	$2,205,204	$2,084,376
Cost of products sold	(2,035,321)	(1,921,868)
Gross profit	169,883	162,508
SG&A	(156,492)	(123,610)
Income from operations	13,391	38,898
Other (expense) income:
Interest expense	(3,980)	(2,956)
Other	66	213
Total other expense	(3,914)	(2,743)
Income before income taxes	9,477	36,155
Income tax expense	(1,763)	(12,679)
Net income	7,714	23,476
Less net loss attributable to noncontrolling interest	(244)	(487)
Net income attributable to Diplomat Pharmacy, Inc.	$7,958	$23,963

Net Sales

Net sales for the six months ended June 30, 2017 were $2,205,204, a $120,828 or 5.8 percent increase, compared to $2,084,376 for the six months ended June 30, 2016. This increase was primarily the result of approximately $199,000 of net sales from our recent acquisitions, approximately $137,000 from the impact of manufacturer price increases, and approximately $80,000 from drugs that were new in the past twelve months. These increases were partially offset by a decrease due to contracts that were not renewed as well as a decrease in hepatitis C versus the prior year period.

Cost of Products Sold

Cost of products sold for the six months ended June 30, 2017 was $2,035,321, a $113,453 or 5.9 percent increase, compared to $1,921,868 for the six months ended June 30, 2016. This increase was primarily the result of the same factors that drove the increase in our net sales over the same time period. Cost of goods sold was 92.3 percent and 92.2 percent of net sales for the six months ended June 30, 2017 and 2016, respectively. The slight reduction in gross margin from 7.8 percent to 7.7 percent for the six months ended June 30, 2016 and 2017, respectively, was primarily due to an increase in accrued direct and indirect remuneration (“DIR”) fees versus what had been accrued during the first half of 2016.

SG&A

SG&A for the six months ended June 30, 2017 were $156,492, a $32,882 increase, compared to $123,610 for the six months ended June 30, 2016. Change in fair value of contingent consideration was $0 and $(8,922) for the six months ended June 31, 2017 and 2016, respectively, leading to a period-over-period increase of $8,922. Total employee cost increased by $13,078 and includes the employee expense for our acquired entities. The increased employee expense was primarily attributable to the growth in our oncology and specialty infusion therapeutic categories, which are more clinically and administratively complex. Amortization expense from definite-lived intangible assets associated with our acquired entities increased $6,763. The remaining increase was in various other SG&A including bad debt, freight, insurance, and other miscellaneous expenses. As a percent of net sales, SG&A, excluding the change in fair value of contingent consideration, accounted for 7.1 percent for the six months ended June 30, 2017 compared to 6.4 percent for the six months ended June 30, 2016. This increase is primarily attributable to the increase in acquisition-related amortization and the increased operating complexity associated with both our acquisitions and new drugs.

Other Expense

Other expense for the six months ended June 30, 2017 was $3,914, compared to $2,743 for the six months ended June 30, 2016, and is primarily comprised of interest expense. The increase in interest expense was primarily due to higher average borrowings in the first half of 2017.

Income Tax Expense

Income tax expense for the six months ended June 30, 2017 and 2016 was $1,763 and $12,679, respectively, resulting in effective tax rates of 19 percent and 35 percent, respectively. Income tax expense for the six months ended June 30, 2017 and 2016 included the recognition of excess tax benefits, which favorably impacted the year-to-date effective tax rates by 24 percent and 4 percent, respectively.

Liquidity and Capital Resources

Our primary uses of cash include funding our ongoing working capital needs, business acquisitions, acquiring and maintaining internal use software and property and equipment, and debt service. Our primary source of liquidity for our working capital is cash flows generated from operations. At various times during the course of the year, we may be in an operating cash usage position, which may require us to use our short-term borrowings. We continuously monitor our working capital position and associated cash requirements and explore opportunities to more effectively manage our inventory and capital spending. As of June 30, 2017 and December 31, 2016, we had $7,804 and $7,953, respectively, of cash and cash equivalents. Our cash balances fluctuate based on working capital needs and the timing of sweeping available cash each day to pay down any outstanding balance on our line of credit, which was $2,521 and $39,255 at June 30, 2017 and December 31, 2016, respectively. Our available liquidity under our line of credit was $156,032 and $129,908 at June 30, 2017 and December 31, 2016, respectively.

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

The following table provides cash flow data for each of the periods presented:

	Six Months Ended June 30,
	2017	2016
Net cash provided by operating activities	$67,253	$45,949
Net cash used in investing activities	(58,362)	(80,125)
Net cash (used in) provided by financing activities	(9,040)	14,482
Net decrease in cash and cash equivalents	$(149)	$(19,694)

Cash Flows from Operating Activities

Cash flows from operating activities consists of net income, adjusted for non-cash items, and changes in various working capital items, including accounts receivable, inventories, accounts payable, and other assets/liabilities.

The $21,304 increase in cash provided by operating activities for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 was due to a $26,359 change in net working capital flows and a $10,707 increase in non-cash adjustments to net income, partially offset by a $15,762 decrease in net income.

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

The $21,763 decrease in cash used in investing activities during the six months ended June 30, 2017 compared to the six months ended June 30, 2016 was primarily related to a $15,501 decrease in cash used to acquire businesses and a $6,306 decrease in spending on capitalized software and property and equipment.

Cash Flows from Financing Activities

Our primary financing activities have consisted of debt borrowings and repayments, payment of debt issuance costs, proceeds from stock option exercises, and, historically, proceeds from capital stock offerings and payments made to repurchase capital stock and stock options.

The $23,522 decrease in cash flow associated with financing activities during the six months ended June 30, 2017 compared to the six months ended June 30, 2016 was primarily related to a $53,791 change in line of credit activity, partially offset by a full draw down of our $25,000 deferred draw term loan (“DDTL”) during the first quarter of 2017 and a $4,804 increase in proceeds from the issuance of common stock upon stock option exercises.

Debt

We had $108,000 and $111,000 outstanding on our Term Loan A as of June 30, 2017 and December 31, 2016, respectively. During the first quarter of 2017, we fully drew down our $25,000 DDTL, of which $24,688 was outstanding as of June 30, 2017. We also had $2,521 and $39,255 outstanding on our line of credit as of June 30, 2017 and December 31, 2016, respectively. We had $156,032 and $129,908 available to borrow on our line of credit at June 30, 2017 and December 31, 2016, respectively.

The interest rate on our Term Loan A and DDTL was 3.55 percent and 3.13 percent at June 30, 2017 and December 31, 2016, respectively. Our line of credit interest rate was 5.00 percent and 4.75 percent at June 30, 2017 and December 31, 2016, respectively. In addition, we are charged a monthly unused commitment fee ranging from 0.25 percent to 0.50 percent on our average unused daily balance on our $175,000 line of credit.

Our credit facility, consisting of the Term Loan A, DDTL, and line of credit, contains certain financial and non-financial covenants. We were in compliance with all such covenants as of June 30, 2017 and December 31, 2016.

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

Critical Accounting Policies and Estimates

The MD&A is based on the condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses. In accordance with U.S. GAAP, we base our estimates on historical experience, internal tracking processes, contract terms, and, in some cases, estimation of applicable volume and future performance adjustments, and various other assumptions that management believes are reasonable under the circumstances. Actual results might differ from these estimates under different assumptions or conditions and, to the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations, and cash flows will be affected. During the six months ended June 30, 2017, there were no material changes to our critical accounting policies and use of estimates, which are disclosed in our audited consolidated financial statements for the year ended December 31, 2016 included in our Annual Report on Form 10-K, with the exception of our adoption of ASU 2017-04. See Note 3 for further details.

New Accounting Pronouncements

See Note 3 for a description of new accounting pronouncements.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Our operations are solely in the United States of America (“U.S.”) and U.S. Territories and are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate and certain exposure, as well as risks relating to changes in the general economic conditions in the U.S. We are exposed to interest rate fluctuations with regard to future issuances of fixed-rate debt, and existing and future issuances of floating-rate debt. Primary exposures include the U.S. Prime Rate and LIBOR related to debt outstanding under our credit facility. In the past, we used interest rate swaps to reduce the volatility of our financing costs and to achieve a desired proportion of fixed and floating-rate debt. We did not use these interest rate swaps for trading or other speculative purposes. We currently are not using any interest rate swaps, but may in the future. A 100 basis point increase in 2017 interest rates would have decreased our pre-tax income for the three and six months ended June 30, 2017 by approximately $0.4 million and $0.7 million, respectively.

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

As previously disclosed in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2016 filed on March 8, 2017, management had then concluded that there was a material weakness in internal control over financial reporting related to the operating effectiveness of our evaluation and review of recorded inventory balances, and which had not been remediated by the end of the period covered by this Quarterly Report on Form 10-Q. Specifically, at certain locations the initial costs used to value ending inventories were not correct and we did not initially identify all items necessary to accurately complete our inventory reconciliation.

Our management, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15(d)-15(e) promulgated under the Exchange Act) as of June 30, 2017. Based on these evaluations, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures required by paragraph (b) of Rule 13a-15 or 15d-15 were not effective as of June 30, 2017 as a result of the material weakness discussed above.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the second quarter of 2017, except as discussed below in “—Remediation Plan”, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Remediation Plan

Management is actively implementing a remediation plan to ensure that deficiencies contributing to the material weakness are remediated such that these controls will operate effectively, which includes steps to strengthen our internal processes, data tracking, data reconciliation, inventory costing, estimating, accrual processes, and inventory reconciliation controls. The remediation actions we are taking include: additional testing of the pricing file utilized to cost physical inventory; and strengthening the depth and breadth of review of the inventory reconciliation by senior accounting and finance personnel.

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

PART II

OTHER INFORMATION

ITEM 1.                LEGAL PROCEEDINGS

On November 10, 2016, a putative class action complaint was filed in the U.S. District Court for the Eastern District of Michigan against Diplomat Pharmacy, Inc. and certain officers of the Company. Following appointment of lead plaintiffs and lead counsel, an amended complaint was filed on April 11, 2017. The amended complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 in connection with public filings made between February 29, 2016 and November 2, 2016 (the “potential class period”). The plaintiff seeks to represent a class of shareholders who purchased stock in the potential class period. The complaint seeks unspecified monetary damages and other relief. The Company filed a motion to dismiss the amended complaint on May 24, 2017, and the lead plaintiffs filed a response in opposition to the Company’s motion to dismiss on July 10, 2017. A hearing on the motion to dismiss is scheduled for October 19, 2017. The Company believes the complaint and allegations to be without merit and intends to vigorously defend itself against the action.

On February 10, 2017, the Company’s Board of Directors (the “Board”) received a demand letter from a purported shareholder containing allegations similar to those contained in the putative class action complaint described above. The letter demanded that the Board take action to remedy the alleged violations. In response, the Board established a Special Independent Committee of its disinterested and independent members to investigate the claims. The Special Independent Committee is continuing to review this matter and has not yet concluded its investigation. Subsequently, on June 2, 2017, the shareholder filed a putative shareholder’s derivative lawsuit in the Michigan Circuit Court for the County of Genesee regarding the same matters alleged in the demand letter. The complaint names the Company as a nominal defendant and names a number of the Company’s current and former officers and directors as defendants. The complaint seeks unspecified monetary damages and other relief. In connection with the ongoing Special Independent Committee investigation, on July 20, 2017, the court ordered a stay of legal proceedings for 90 days. The Company is unable at this time to determine whether the outcome of the litigation would have a material impact on its results of operations, financial condition, or cash flows.

On April 13, 2017, the Company commenced an arbitration proceeding with CVS Health Corporation f/k/a CVS Caremark Corp., Caremark, LLC, Caremark PCS, LLC, and Silverscript Insurance Company (collectively “CVS/Caremark”) before the American Arbitration Association, as required under the Pharmacy Provider Agreement and related documents that govern the relationship between the Company and CVS/Caremark. The Company is pursuing this arbitration to challenge the validity of applying direct and indirect remuneration (“DIR”) fees to Diplomat’s specialty pharmacy business, which the Company alleges was inappropriately applied under the parties’ agreements as well as federal statutes, regulations, and guidance regulating the Medicare Part D prescription drug program. The Company is seeking declaratory and injunctive relief and unspecified monetary damages.

The results of legal proceedings are often uncertain and difficult to predict, and the Company could from time to time incur judgments, enter into settlements, materially change its business practices or technologies or revise its expectations regarding the outcome of certain matters. In addition, the costs incurred in litigation can be substantial, regardless of the outcome.

The Company’s business of providing specialized pharmacy services and other related services may subject it to litigation and liability for damages in the ordinary course of business. Nevertheless, the Company believes there are no other legal proceedings, the outcome of which, if determined adversely to the Company, would individually or in the aggregate be reasonably expected to have a material adverse effect on its business, financial position, cash flows, or results of operations.

ITEM 1A.             RISK FACTORS

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016, which was filed with the Securities and Exchange Commission on March 8, 2017.

ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 8, 2017, in connection with the closing of the WRB Communications, LLC (“WRB”) acquisition, the Company issued 299,325 shares of its common stock to the former owners of WRB. No cash proceeds were received by the Company as the shares were issued as consideration for the acquisition. The 299,325 shares of common stock of the Company issued to the seller in connection with the WRB acquisition were issued and sold pursuant to exemptions from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, and/or Rule 506 of Regulation D promulgated thereunder by the SEC.

ITEM 6.                EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit / Appendix Number	Filing Date

10.1*	Form of Restricted Stock Unit Award Agreement (Time-Based)		8-K		10.1	April 6, 2017

31.1	Section 302 Certification — CEO	X

31.2	Section 302 Certification — CFO	X

32.1**	Section 906 Certification — CEO	X

32.2**	Section 906 Certification — CFO	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase	X

101.LAB	XBRL Taxonomy Extension Label Linkbase	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

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

DIPLOMAT PHARMACY, INC.
(Registrant)

	By:	/s/ ATUL KAVTHEKAR
Atul Kavthekar
Chief Financial Officer and Treasurer
(Principal Financial Officer and
Principal Accounting Officer)

Date: August 9, 2017