Form 10-Q
period 2017-09-30
Diplomat Pharmacy, Inc.
filed 2017-11-06
CIK 1610092

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

Yes ☐   No ☒

As of November 3, 2017, there were 68,872,555 outstanding shares of the registrant’s no par value common stock.

DIPLOMAT PHARMACY, INC.

Form 10-Q

For the Quarter Ended September 30, 2017

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DIPLOMAT PHARMACY, INC.

Condensed Consolidated Balance Sheets (Unaudited)

(Dollars in thousands)

	September 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and equivalents	$27,152	$7,953
Accounts receivable, net	277,840	275,568
Inventories	194,958	215,351
Prepaid expenses and other current assets	9,321	6,235
Total current assets	509,271	505,107

Property and equipment, net	20,575	20,372
Capitalized software for internal use, net	38,760	50,247
Goodwill	383,015	316,616
Definite-lived intangible assets, net	194,721	199,862
Deferred income taxes	6,647	6,010
Other noncurrent assets	1,060	1,040

Total assets	$1,154,049	$1,099,254

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$327,504	$320,684
Borrowings on line of credit	21,592	39,255
Short-term debt, including current portion of long-term debt	10,875	7,500
Accrued expenses:
Compensation and benefits	9,685	5,674
Contingent consideration	2,000	—
Other	9,357	12,233
Total current liabilities	381,013	385,346

Long-term debt, less current portion	116,543	100,184
Contingent consideration	9,300	—
Total liabilities	506,856	485,530

Commitments and contingencies

Shareholders’ equity:
Preferred stock (10,000,000 shares authorized; none issued and outstanding)	—	—
Common stock (no par value; 590,000,000 shares authorized; 68,764,301 and 66,764,999 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively)	525,172	503,828
Additional paid-in capital	36,718	33,268
Retained earnings	85,280	76,306
Total Diplomat Pharmacy shareholders’ equity	647,170	613,402
Noncontrolling interests	23	322
Total shareholders’ equity	647,193	613,724

Total liabilities and shareholders’ equity	$1,154,049	$1,099,254

See accompanying notes to condensed consolidated financial statements.

DIPLOMAT PHARMACY, INC.

Condensed Consolidated Statements of Operations (Unaudited)

(Dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net sales	$1,124,957	$1,181,173	$3,330,161	$3,265,549
Cost of products sold	(1,039,654)	(1,102,661)	(3,074,975)	(3,024,529)
Gross profit	85,303	78,512	255,186	241,020
Selling, general and administrative expenses	(82,995)	(77,138)	(239,487)	(200,748)
Income from operations	2,308	1,374	15,699	40,272
Other (expense) income:
Interest expense	(2,054)	(1,831)	(6,034)	(4,787)
Other	45	49	111	262
Total other expense	(2,009)	(1,782)	(5,923)	(4,525)
Income (loss) before income taxes	299	(408)	9,776	35,747
Income tax benefit (expense)	662	3,236	(1,101)	(9,443)
Net income	961	2,828	8,675	26,304
Less net loss attributable to noncontrolling interest	(55)	(2,580)	(299)	(3,067)
Net income attributable to Diplomat Pharmacy, Inc.	$1,016	$5,408	$8,974	$29,371

Net income per common share:
Basic	$0.01	$0.08	$0.13	$0.45
Diluted	$0.01	$0.08	$0.13	$0.43

Weighted average common shares outstanding:
Basic	68,371,429	66,511,118	67,600,920	65,714,727
Diluted	68,769,618	68,359,611	68,259,416	68,082,564

See accompanying notes to condensed consolidated financial statements.

DIPLOMAT PHARMACY, INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net income	$8,675	$26,304
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	48,813	36,085
Net provision for doubtful accounts	7,523	6,378
Share-based compensation expense	5,487	4,508
Changes in fair values of contingent consideration	1,965	(8,922)
Contingent consideration payments	—	(4,174)
Amortization of debt issuance costs	892	878
Deferred income tax (benefit) expense	(637)	8,824
Impairment expense	—	4,804
Other	1	1
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	4,117	(23,639)
Inventories	22,379	(26,194)
Accounts payable	(3,055)	5,390
Other assets and liabilities	(2,514)	1,162
Net cash provided by operating activities	93,646	31,405

Cash flows from investing activities:
Payments to acquire businesses, net of cash acquired	(76,646)	(69,172)
Expenditures for capitalized software for internal use	(3,252)	(9,797)
Expenditures for property and equipment	(3,414)	(5,012)
Other	(38)	1
Net cash used in investing activities	(83,350)	(83,980)

Cash flows from financing activities:
Net (payments on) proceeds from line of credit	(17,663)	45,519
Proceeds from long-term debt	25,000	—
Payments on long-term debt	(6,031)	(4,500)
Proceeds from issuance of stock upon stock option exercises	7,597	3,758
Contingent consideration payments	—	(2,681)
Payments of debt issuance costs	—	(29)
Net cash provided by financing activities	8,903	42,067

Net increase (decrease) in cash and equivalents	19,199	(10,508)

Cash and equivalents at beginning of period	7,953	27,600

Cash and equivalents at end of period	$27,152	$17,092

Supplemental disclosures of cash flow information:
Cash paid for interest	$(5,125)	$(3,793)
Net cash (paid) refunded for income taxes	(4,716)	1,291

See accompanying notes to condensed consolidated financial statements.

DIPLOMAT PHARMACY, INC.

Condensed Consolidated Statement of Changes in Shareholders’ Equity

(Dollars in thousands)

					Total
					Diplomat
			Additional		Pharmacy, Inc.		Total
	Common Stock		Paid-In	Retained	Shareholders’	Noncontrolling	Shareholders’
	Shares	Amount	Capital	Earnings	Equity	Interest	Equity

Balance at January 1, 2017	66,764,999	$503,828	$33,268	$76,306	$613,402	$322	$613,724
Net income (loss)	—	—	—	8,974	8,974	(299)	8,675
Issuance of stock as partial consideration of WRB Communications, LLC acquisition	299,325	4,291	—	—	4,291	—	4,291
Issuance of stock as partial consideration of Accurate Rx Pharmacy Consulting, LLC acquisition	131,108	1,776	—	—	1,776	—	1,776
Issuance of stock as partial consideration of Focus Rx Pharmacy Services Inc. and Focus Rx Inc. acquisition	374,297	5,643	—	—	5,643	—	5,643
Stock issued upon stock option exercises	1,157,758	9,634	(2,037)	—	7,597	—	7,597
Share-based compensation expense	—	—	5,487	—	5,487	—	5,487
Restricted stock awards	36,814	—	—	—	—	—	—
Balance at September 30, 2017	68,764,301	$525,172	$36,718	$85,280	$647,170	$23	$647,193

See accompanying notes to condensed consolidated financial statements.

DIPLOMAT PHARMACY, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except per share amounts)

1.              DESCRIPTION OF BUSINESS

Diplomat Pharmacy, Inc. and its consolidated subsidiaries (the “Company”) operate a specialty pharmacy services business that stocks, dispenses and distributes prescriptions for various biotechnology and specialty pharmaceutical manufacturers. Its primary focus is on medication management programs for individuals with complex chronic diseases. Disease states covered include oncology, immunology, specialty infusion therapy, hepatitis, multiple sclerosis and many other serious or long-term conditions. The Company has its corporate headquarters and main distribution facility in Flint, Michigan and operates 31 total locations in Alabama, Arizona, California, Connecticut, Florida, Illinois, Iowa, Kansas, Maryland, Massachusetts, Michigan, Minnesota, Missouri, Nebraska, New York, North Carolina, Ohio, Pennsylvania, Texas, Virginia and Wisconsin. The Company also has centralized call centers to effectively deliver services to customers located in all 50 states in the United States of America (“U.S.”) and U.S. territories. The Company operates as one reportable segment.

2.              BASIS OF PRESENTATION

Interim Unaudited Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, the interim financial statements include all adjustments of a normal recurring nature necessary for a fair presentation of the financial position, results of operations, cash flows and changes in shareholders’ equity. The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K, which was filed with the SEC on March 8, 2017.

3.              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Diplomat Pharmacy, Inc., its wholly-owned subsidiaries and a 51 percent owned subsidiary, formed in August 2014, which the Company controls. An investment in an entity in which the Company owns less than 20 percent and does not have the ability to exercise significant influence is accounted for under the cost method.

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

Revenue Recognition

The Company recognizes revenue from prescription drug sales for home delivery at the time the drugs are shipped. At the time of shipment, the Company has performed substantially all its obligations under its payor contracts and does not experience a significant level of returns or reshipments. Revenues from dispensing specialty prescriptions that are picked up by patients at an open door or retail pharmacy location are recorded at prescription adjudication, which approximates the fill date. Sales taxes are presented on a net basis (excluded from revenues and costs). Revenues generated from prescription drug sales were $1,115,472 and $1,175,169 for the three months ended September 30, 2017 and 2016, respectively, and $3,307,533 and $3,247,401 for the nine months ended September 30, 2017 and 2016, respectively.

The Company accrues an estimate of fees, including direct and indirect remuneration (“DIR”) fees, which are assessed or expected to be assessed by payors at some point after adjudication of a claim. In the third quarter of 2016, the Company was assessed and recorded approximately $4,000 of retroactive DIR fees, representing increases from its previous DIR estimates that were accrued for in the first and second quarters of 2016 by approximately $1,700 and $2,300, respectively.

The Company recognizes revenue from service, data and consulting services when the services have been performed and the earnings process is therefore complete. Revenues generated from service, data and consulting services were $9,485 and $6,004 for the three months ended September 30, 2017 and 2016, respectively, and $22,628 and $18,148 for the nine months ended September 30, 2017 and 2016, respectively.

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

ASU Adoption — Simplifying the Test for Goodwill Impairment

In January 2017, the FASB issued ASU No. 2017-04, Intangibles — Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”), eliminating Step 2 from the quantitative goodwill impairment test. Instead, an entity will perform its annual, or interim, quantitative goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount (Step 1). An entity will recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized cannot exceed the total amount of goodwill allocated to that reporting unit. This ASU is effective for an entity’s annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019, though early adoption is permitted.

Effective January 1, 2017, the Company adopted the accounting guidance contained within ASU 2017-04. This adoption had  no current impact on the Company.

New Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which will supersede the existing revenue recognition guidance under U.S. GAAP. The new standard focuses on creating a single source of revenue guidance for revenue arising from contracts with customers for all industries. The objective of the new standard is for companies to recognize revenue when it transfers the promised goods or services to its customers at an amount that represents what the company expects to be entitled to in exchange for those goods or services. In July 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606) Deferral of the Effective Date, which deferred the effective date of ASU 2014-09 by one year to annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, for public entities, though early adoption was permitted. Topic 606 permits two methods of adoption: retrospective approach reflecting the application of the standard in each prior reporting period presented (full retrospective method), or retrospective approach with the cumulative effect of initially applying the guidance recognized at the date of initial application (cumulative catch-up transition method). The Company intends to adopt Topic 606 using the cumulative catch-up transition method. The new standard also includes a cohesive set of disclosure requirements intended to provide users of financial statements with comprehensive information about the nature, amount, timing and uncertainty of revenue and cash flows arising from a company’s contracts with customers. The Company has gathered most of its data from customer contracts and is currently evaluating the potential impact of the new standard. The Company is in the process of completing its applicable accounting policy memorandums. Based on its preliminary analysis to date, the Company does not expect there will be a significant impact on its consolidated financial statements. The Company is also assessing the impact of Topic 606 on its recent acquisitions and on the disclosures for its consolidated financial statement footnotes and expects to complete its implementation of the new standard in 2017.

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

In May 2017, the FASB issued ASU No. 2017-09, Compensation — Stock Compensation (Topic 718): Scope of Modification Accounting, providing guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. This ASU is effective for annual periods beginning on or after December 15, 2017, including interim periods within those annual periods, though early adoption was permitted. This ASU is to be applied prospectively to an award modified on or after the adoption date. The Company is currently evaluating whether to early adopt and the impact that the adoption of this guidance will have on its condensed consolidated financial statements and/or notes thereto.

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

Focus Rx Pharmacy Services Inc. and Focus Rx Inc.

On September 1, 2017, the Company acquired Focus Rx Pharmacy Services Inc. and Focus Rx Inc. (collectively, “Focus”), a specialty pharmacy focusing on infusion services located in Ronkonkoma, New York. The following table summarizes the consideration transferred to acquire Focus:

Cash	$17,135
374,297 restricted common shares	5,643
Contingent consideration at fair value	3,000
$25,778

The above share consideration at closing is based on 374,297 shares, in accordance with the purchase agreement, multiplied by the per share closing market price of the Company’s common stock as of August 31, 2017 ($16.75) and multiplied by 90 percent to account for the restricted nature of the shares.

The purchase price includes a contingent consideration arrangement that requires the Company to pay the former owners additional cash payouts of up to $1,500 per performance period based upon the achievement of certain gross profit targets in the 12-month periods ending September 30, 2018 and 2019. The maximum additional cash payout is $3,000.

Approximately $1,200 of the purchase consideration was deposited into an escrow account to be held for 12 months after the closing date to satisfy any of the Company’s indemnification claims.

The Company incurred acquisition-related costs of $234 which were charged to “Selling, general and administrative expenses” during the three and nine months ended September 30, 2017.

The following table summarizes the preliminary fair values of identifiable assets acquired and liabilities assumed at the acquisition date:

Cash	$1,809
Accounts receivable	5,284
Inventory	1,177
Prepaid expenses and other current assets	20
Definite-lived intangible assets	6,850
Other noncurrent assets	21
Accounts payable	(5,186)
Accrued expenses — other	(138)
Total identifiable net assets	9,837
Goodwill	15,941
$25,778

Definite-lived intangible assets that were acquired and their respective useful lives are as follows:

	Useful Life	Amount
Patient relationships	7 years	$3,500
Non-compete employment agreements	3 years	2,150
Trade names and trademarks	3 years	1,200
		$6,850

Accurate Rx Pharmacy Consulting, LLC

On July 5, 2017, the Company acquired Accurate Rx Pharmacy Consulting, LLC (“Accurate”), a specialty pharmacy focusing on infusion services located in Columbia, Missouri. The following table summarizes the consideration transferred to acquire Accurate:

Cash	$9,044
131,108 restricted common shares	1,776
Contingent consideration at fair value	1,970
$12,790

The above share consideration at closing is based on 131,108 shares, in accordance with the purchase agreement, multiplied by the per share closing market price of the Company’s common stock as of July 3, 2017 ($15.05) and multiplied by 90 percent to account for the restricted nature of the shares.

The purchase price includes a contingent consideration arrangement that requires the Company to pay the former owners additional cash payouts of up to $3,600 per performance period based upon the achievement of certain gross profit targets in the 12-month periods ending July 31, 2018 and 2019. The maximum additional cash payout is $7,200.

Approximately $1,000 of the purchase consideration was deposited into an escrow account to be held for 15 months after the closing date to satisfy any of the Company’s indemnification claims.

The Company incurred acquisition-related costs of $134 and $217 which were charged to “Selling, general and administrative expenses” during the three and nine months ended September 30, 2017, respectively.

The following table summarizes the preliminary fair values of identifiable assets acquired and liabilities assumed at the acquisition date:

Cash	$1,295
Accounts receivable	2,196
Inventory	936
Prepaid expenses and other current assets	34
Definite-lived intangible assets	3,150
Other noncurrent assets	2
Accounts payable	(3,303)
Accrued expenses — other	(6)
Total identifiable net assets	4,304
Goodwill	8,486
$12,790

Definite-lived intangible assets that were acquired and their respective useful lives are as follows:

	Useful Life	Amount
Patient relationships	7 years	$1,900
Non-compete employment agreements	5 years	620
Trade names and trademarks	4 years	630
		$3,150

WRB Communications, LLC

On May 8, 2017, the Company acquired WRB Communications, LLC (“WRB”), a communications and contact center company based in Chantilly, Virginia that specializes in relationship management programs for leading pharmaceutical manufacturers and service organizations. The following table summarizes the consideration transferred to acquire WRB:

Cash	$26,804
299,325 restricted common shares	4,291
Contingent consideration at fair value	530
$31,625

The above share consideration at closing is based on 299,325 shares, in accordance with the purchase agreement, multiplied by the per share closing market price of the Company’s common stock as of May 5, 2017 ($15.93) and multiplied by 90 percent to account for the restricted nature of the shares.

The purchase price includes a contingent consideration arrangement that requires the Company to pay the former owners additional cash payouts of up to $500 per performance period based upon the achievement of certain earnings before interest, taxes, depreciation and amortization targets in the 12-month periods ending May 31, 2018 and 2019. The maximum additional cash payout is $1,000.

Approximately $1,950 of the purchase consideration was deposited into an escrow account to be held for 18 months after the closing date to satisfy any of the Company’s indemnification claims.

The Company incurred acquisition-related costs of $28 and $255 which were charged to “Selling, general and administrative expenses” during the three and nine months ended September 30, 2017, respectively.

The following table summarizes the preliminary fair values of identifiable assets acquired and liabilities assumed at the acquisition date:

Cash	$1,018
Accounts receivable	2,594
Prepaid expenses and other current assets	194
Property and equipment	498
Definite-lived intangible assets	7,730
Other noncurrent assets	24
Accounts payable	(100)
Accrued expenses — other	(513)
Total identifiable net assets	11,445
Goodwill	20,180
$31,625

Definite-lived intangible assets that were acquired and their respective useful lives are as follows:

	Useful Life	Amount
Customer relationships	7 years	$5,200
Non-compete employment agreements	4 years	1,530
Trade names and trademarks	2 years	1,000
		$7,730

Comfort Infusion, Inc.

On March 22, 2017, the Company acquired Comfort Infusion, Inc. (“Comfort”), a specialty pharmacy and infusion services company based in Birmingham, Alabama that specializes in intravenous immune globulin therapy to support patients’ immune systems. The following table summarizes the consideration transferred to acquire Comfort:

Cash	$10,613
Contingent consideration at fair value	3,800
$14,413

The purchase price includes a contingent consideration arrangement that requires the Company to pay the former owners additional cash payouts of up to $2,000 per performance period based upon the achievement of certain gross profit targets in each of the 12-month periods ending March 31, 2018, 2019 and 2020. The maximum payout of contingent consideration is $6,000.

Approximately $1,050 of the purchase consideration was deposited into an escrow account to be held for 18 months after the closing date to satisfy any of the Company’s indemnification claims.

The Company incurred acquisition-related costs of $11 and $232 which were charged to “Selling, general and administrative expenses” during the three and nine months ended September 30, 2017, respectively.

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
		$2,400

Affinity Biotech, Inc.

On February 1, 2017, the Company acquired Affinity Biotech, Inc. (“Affinity”), a specialty pharmacy and infusion services company based in Houston, Texas that provides treatments and nursing services for patients with hemophilia. The following table summarizes the consideration transferred to acquire Affinity:

Cash	$17,377
Contingent consideration at fair value	35
$17,412

The purchase price includes a contingent consideration arrangement that requires the Company to pay the former owners an additional cash payout based upon the achievement of a certain earnings before interest, taxes, depreciation and amortization target in the 12-month period ending January 31, 2018. The maximum payout of contingent consideration is $4,000.

Approximately $2,000 of the purchase consideration was deposited into an escrow account to be held for 18 months after the closing date to satisfy any of the Company’s indemnification claims.

The Company incurred acquisition-related costs of $204 which were charged to “Selling, general and administrative expenses” during the nine months ended September 30, 2017.

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
		$5,100

Valley Campus Pharmacy, Inc.

On June 1, 2016, the Company acquired Valley Campus Pharmacy, Inc., doing business as TNH Advanced Specialty Pharmacy (“TNH”). TNH, a specialty pharmacy based in Van Nuys, California, provides medication management programs for individuals with complex chronic diseases, including oncology, hepatitis and immunology. The following table summarizes the consideration transferred to acquire TNH:

Cash	$70,267
324,244 restricted common shares	9,507
$79,774

The above share consideration at closing is based on 324,244 shares, in accordance with the purchase agreement, multiplied by the per share closing market price of the Company’s common stock as of May 31, 2016 ($32.58) and multiplied by 90 percent to account for the restricted nature of the shares.

Approximately $3,800 of the purchase consideration was deposited into an escrow account to be held for 12 months after the closing date to satisfy any indemnification claims that may be made by the Company. These funds remain in escrow as of September 30, 2017.

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
		$13,890

Pro Forma Operating Results

The following 2017 unaudited pro forma summary presents condensed consolidated financial information as if the Accurate, Affinity, Comfort, Focus and WRB acquisitions had occurred on January 1, 2016. The following 2016 unaudited pro forma summary presents condensed consolidated financial information as if the Accurate, Affinity, Comfort, Focus and WRB acquisitions had occurred on January 1, 2016 and the TNH acquisition had occurred on January 1, 2015. The unaudited pro forma results reflect certain adjustments related to the acquisitions, such as amortization expense resulting from intangible assets acquired and adjustments to reflect the Company’s borrowings and tax rates. Accordingly, such pro forma operating results were prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made as of the as if dates or of results that may occur in the future.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net sales	$1,134,361	$1,210,645	$3,385,511	$3,554,806
Net income attributable to Diplomat Pharmacy, Inc.	$1,751	$4,770	$10,156	$28,464
Net income per common share — basic	$0.03	$0.07	$0.15	$0.43
Net income per common share — diluted	$0.03	$0.07	$0.15	$0.41

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

The following table presents the placement in the fair value hierarchy of assets and liabilities that are measured and disclosed at fair value on a recurring basis at September 30, 2017:

	Asset /		Valuation
	(Liability)	Level 3	Technique
Contingent consideration	$(11,300)	$(11,300)	C

The following table sets forth a roll forward of the Level 3 measurements:

Contingent Consideration
Balance at January 1, 2017	$—
Affinity acquisition	(35)
Comfort acquisition	(3,800)
WRB acquisition	(530)
Accurate acquisition	(1,970)
Focus acquisition	(3,000)
Changes in fair values of contingent consideration	(1,965)
Balance at September 30, 2017	$(11,300)

The carrying amounts of the Company’s financial instruments — consisting primarily of cash and cash equivalents, accounts receivable, accounts payable and other liabilities — approximate their estimated fair values due to the relative short-term nature of the amounts. The carrying amount of debt approximates fair value due to variable interest rates at customary terms and rates the Company could obtain in current financing.

6.              GOODWILL AND DEFINITE-LIVED INTANGIBLE ASSETS

The following table sets forth a roll forward of goodwill for the nine months ended September 30, 2017:

Balance at January 1, 2017	$316,616
Affinity acquisition	8,772
Comfort acquisition	11,669
WRB acquisition	20,180
TNH purchase price adjustment	1,351
Accurate acquisition	8,486
Focus acquisition	15,941
Balance at September 30, 2017	$383,015

Definite-lived intangible assets consisted of the following:

	September 30, 2017			December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patient relationships	$168,500	$(44,919)	$123,581	$159,100	$(31,445)	$127,655
Non-compete employment agreements	61,289	(27,275)	34,014	54,689	(18,674)	36,015
Physician relationships	22,900	(5,589)	17,311	21,700	(2,831)	18,869
Trade names and trademarks	26,630	(11,705)	14,925	23,800	(6,477)	17,323
Customer relationships	5,200	(310)	4,890	—	—	—
	$284,519	$(89,798)	$194,721	$259,289	$(59,427)	$199,862

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

Subsequent to the February 2017 concurrent conversion transactions, SkyPoint loaned Ageology $2,920 during the nine months ended September 30, 2017.

8.              DEBT

The Company had $105,750 and $111,000 outstanding on its Term Loan A as of September 30, 2017 and December 31, 2016, respectively. Unamortized debt issuance costs of $2,551 and $3,316 as of September 30, 2017 and December 31, 2016, respectively, are presented in the condensed consolidated balance sheets as direct deductions from the outstanding debt balances. During the first quarter of 2017, the Company fully drew down its $25,000 deferred draw term loan (“DDTL”), of which $24,219 was outstanding as of September 30, 2017. The Company also had $21,592 and $39,255 outstanding on its line of credit as of September 30, 2017 and December 31, 2016, respectively. The Company had $150,014 and $129,908 available to borrow on its line of credit at September 30, 2017 and December 31, 2016, respectively.

The Company’s Term Loan A interest rate options are (i) LIBOR (as defined) plus 2.50 percent or (ii) Base Rate (as defined) plus 1.50 percent, and the Company’s line of credit and swingline loan interest rate options are (i) LIBOR (as defined) plus 2.00 percent or (ii) Base Rate (as defined) plus 1.00 percent. The interest rate on the Company’s Term Loan A and DDTL was 3.74 percent and 3.13 percent at September 30, 2017 and December 31, 2016, respectively. The Company’s line of credit interest rate was 5.25 percent and 4.75 percent at September 30, 2017 and December 31, 2016, respectively. In addition, the Company is charged a monthly unused commitment fee ranging from 0.25 percent to 0.50 percent on the average unused daily balance on its $175,000 line of credit.

The Company’s credit facility, consisting of the Term Loan A, DDTL, and line of credit, contains certain financial and non-financial covenants. The Company was in compliance with all such covenants as of September 30, 2017 and December 31, 2016.

9.              SHARE-BASED COMPENSATION

A summary of the Company’s stock option activity as of and for the nine months ended September 30, 2017 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Options	Price	Life	Value
			(Years)
Outstanding at January 1, 2017	4,413,341	$19.02	7.0	$11,558
Granted	2,973,235	15.19
Exercised	(1,157,758)	6.56
Expired/cancelled	(628,168)	27.55
Outstanding at September 30, 2017	5,600,650	$18.61	8.6	$4,936

Exercisable at September 30, 2017	1,300,021	$18.90	6.6	$4,834

The Company recorded share-based compensation expense associated with stock options of $1,467 and $1,236 for the three months ended September 30, 2017 and 2016, respectively, and $4,983 and $4,230 for the nine months ended September 30, 2017 and 2016, respectively.

The Company granted service-based awards of 1,912,476 options to purchase common stock to key employees under its 2014 Omnibus Incentive Plan (“2014 Plan”) during the nine months ended September 30, 2017, of which 200,000 options were immediately vested at time of grant. The remaining 1,712,476 options become exercisable in installments of 25 percent per year, beginning on the first anniversary of the grant date and each of the three anniversaries thereafter. All service-based options have a maximum term of 10 years.

The Company also granted performance-based awards of 1,060,759 options to purchase common stock to key employees under its 2014 Plan during the second quarter of 2017, of which 260,759 options will be earned or forfeited based upon the Company’s performance relative to specified net sales and adjusted earnings before interest, taxes, depreciation and amortization goals for the year ending December 31, 2017. The earned options, if any, will vest in four installments of 25%, with the first installment vesting upon the earlier of the date that the Company files its Annual Report on Form 10-K or Audit Committee confirmation of the satisfaction of the applicable performance goals, with the remaining installments vesting annually thereafter. The remaining 800,000 options will be earned or forfeited in increments based on the cumulative growth in adjusted earnings before interest, taxes, depreciation and amortization of a certain therapeutic category during the years ending December 31, 2017, 2018, 2019, and 2020. The earned options, if any, will be determined annually each March 31 of the subsequent year and vest as of that date. All performance-based options have a maximum term of 10 years.

The 2,973,235 options to purchase common stock that were granted during the nine months ended September 30, 2017 have a weighted average grant date fair value of $5.67 per option. The grant date fair values of these stock option awards were estimated using the Black-Scholes-Merton option pricing model using the assumptions set forth in the following table:

Exercise price	$14.36 - $17.93
Expected volatility	33.44% - 36.26%
Expected dividend yield	0%
Risk-free rate over the estimated expected life	1.88% - 2.32%
Expected life (in years)	5.00 - 6.25

Estimating grant date fair values for employee stock options requires management to make assumptions regarding expected volatility of value of those underlying shares, the risk-free rate over the expected life of the stock options and the date on which share-based payments will be settled. Expected volatility is based on a weighted average of the Company’s historic volatility and an implied volatility for a group of industry-relevant healthcare companies as of the measurement date. Risk-free rate is determined based upon U.S. Treasury rates over the estimated expected option lives. Expected dividend yield is zero as the Company does not anticipate that any dividends will be declared during the expected term of the options. The expected term of options granted is calculated using the simplified method (the midpoint between the end of the vesting period and the end of the maximum term).

Restricted Stock Units (“RSU” or “RSUs”)

A summary of the Company’s RSU activity as of and for the nine months ended September 30, 2017 is as follows:

		Weighted
		Average
	Number	Grant Date
	of RSUs	Fair Value
Nonvested at January 1, 2017	—	$—
Granted	90,718	14.65
Expired/cancelled	(2,812)	14.65
Nonvested at September 30, 2017	87,906	$14.65

The Company granted 90,718 RSUs to key employees under its 2014 Plan during the second quarter of 2017. The value of an RSU is determined by the market value of the Company’s common stock at the date of grant. This value is recorded as compensation expense on a straight-line basis over the vesting period, which is three years. Of the 90,718 RSUs granted, 46,505 cliff vest after three years, while the remaining 44,213 vest one-third per year, beginning on the first anniversary of the grant date and each of the two anniversaries thereafter.

The Company recorded share-based compensation expense associated with RSUs of $83 and $188 for the three and nine months ended September 30, 2017, respectively.

Restricted Stock Awards (“RSA” or “RSAs”)

A summary of the Company’s RSA activity as of and for the nine months ended September 30, 2017 is as follows:

	Number	Weighted
	of Shares	Average
	Subject to	Grant Date
	Restriction	Fair Value
Nonvested at January 1, 2017	5,765	$32.97
Granted	36,814	17.13
Vested	(9,210)	25.58
Nonvested at September 30, 2017	33,369	$17.53

The Company grants RSAs to non-employee directors. The value of an RSA is determined by the market value of the Company’s common stock at the date of grant. This value is recorded as compensation expense on a straight-line basis over the vesting period, which is one year. The Company recorded share-based compensation expense associated with RSAs of $138 and $120 for the three months ended September 30, 2017 and 2016, respectively, and $316 and $278 for the nine months ended September 30, 2017 and 2016, respectively.

10.       CONTINGENCIES

On November 10, 2016, a putative class action complaint was filed in the U.S. District Court for the Eastern District of Michigan against Diplomat Pharmacy, Inc. and certain officers of the Company. Following appointment of lead plaintiffs and lead counsel, an amended complaint was filed on April 11, 2017. The amended complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 in connection with public filings made between February 29, 2016 and November 2, 2016 (the “potential class period”). The plaintiff seeks to represent a class of shareholders who purchased stock in the potential class period. The complaint seeks unspecified monetary damages and other relief. The Company filed a motion to dismiss the amended complaint on May 24, 2017, and the lead plaintiffs filed a response in opposition to the Company’s motion to dismiss on July 10, 2017. A hearing on the motion to dismiss is scheduled for November 30, 2017. The Company believes the complaint and allegations to be without merit and intends to vigorously defend itself against the action. The Company is unable at this time to determine whether the outcome of the litigation would have a material impact on its results of operations, financial condition, or cash flows.

On February 10, 2017, the Company’s Board of Directors (the “Board”) received a demand letter from a purported shareholder containing allegations similar to those contained in the putative class action complaint described above. The letter demanded that the Board take action to remedy the alleged violations. In response, the Board established a Special Independent Committee of its disinterested and independent members to investigate the claims. The Special Independent Committee is continuing to review this matter and has not yet concluded its investigation. Subsequently, on June 2, 2017, the shareholder filed a putative shareholder’s derivative lawsuit in the Michigan Circuit Court for the County of Genesee regarding the same matters alleged in the demand letter. The complaint names the Company as a nominal defendant and names a number of the Company’s current and former officers and directors as defendants. The complaint seeks unspecified monetary damages and other relief. In connection with the ongoing Special Independent Committee investigation, on July 20, 2017, the court ordered a stay of legal proceedings for 90 days. The court has ordered an extension of the stay of legal proceedings until January 8, 2018. The Company is unable at this time to determine whether the outcome of the litigation would have a material impact on its results of operations, financial condition, or cash flows.

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

11.       INCOME PER COMMON SHARE

The following table sets forth the computation of basic and diluted income per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Numerator:
Net income attributable to Diplomat Pharmacy, Inc.	$1,016	$5,408	$8,974	$29,371

Denominator:
Weighted average common shares outstanding, basic	68,371,429	66,511,118	67,600,920	65,714,727
Weighted average dilutive effect of stock options and restricted stock awards/units	398,189	1,848,493	658,496	1,919,076
Weighted average dilutive effect of contingent consideration	—	—	—	448,761
Weighted average common shares outstanding, diluted	68,769,618	68,359,611	68,259,416	68,082,564

Net income per common share:
Basic	$0.01	$0.08	$0.13	$0.45
Diluted	$0.01	$0.08	$0.13	$0.43

Service-based and earned performance-based stock options to purchase a weighted average of 3,719,999 and 1,603,375 common shares for the three months ended September 30, 2017 and 2016, respectively, and 3,367,065 and 1,504,739 common shares for the nine months ended September 30, 2017 and 2016, respectively, were excluded from the computation of diluted weighted average common shares outstanding as inclusion of such options would be anti-dilutive. Performance-based stock options to purchase up to a weighted average of 1,060,759 and 381,532 common shares for the three months ended September 30, 2017 and 2016, respectively, and 689,311 and 269,728 common shares for the nine months ended September 30, 2017 and 2016, respectively, were excluded from the computation of diluted weighted average common shares outstanding as all performance conditions were not satisfied as of September 30, 2017 and 2016, respectively. Weighted average RSAs of 28,250 and 13,383 common shares were excluded from the computation of diluted weighted average common shares outstanding for the three and nine months ended September 30, 2017, respectively, as inclusion of such shares would be anti-dilutive. Weighted average RSUs of 28,829 common shares were excluded from the computation of diluted weighted average common shares outstanding for the nine months ended September 30, 2017 as inclusion of such shares would be anti-dilutive.

12.       SUBSEQUENT EVENT

On November 1, 2017, the Company signed a definitive agreement to acquire Pharmaceutical Technologies, Inc., doing business as National Pharmaceutical Services, or NPS, a fully-integrated, nationwide pharmacy benefit manager based in Omaha, Nebraska. The Company will purchase NPS for approximately $31,000 in cash and approximately $16,000 in restricted common shares upon the closing of this transaction, which is expected to occur in November or December 2017, subject to customary closing conditions.

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

Overview

Diplomat Pharmacy, Inc. (the “Company,” “Diplomat,” “our,” “us,” or “we”) is the largest independent provider of specialty pharmacy services in the United States of America (“U.S.”), and is focused on improving the lives of patients with complex chronic diseases. Our patient-centric approach positions us at the center of the healthcare continuum for treatment of complex chronic diseases through partnerships with patients, payors, pharmaceutical manufacturers, and physicians. We offer a broad range of innovative solutions to address the dispensing, delivery, dosing, and reimbursement of clinically intensive, high-cost specialty drugs (many of which can cost more than $100,000 per patient, per year). We have expertise across a broad range of high-growth specialty therapeutic categories, including oncology, immunology, hepatitis, specialty infusion therapy, multiple sclerosis, and many other serious or long-term conditions. We dispense to patients in all U.S. states and territories through our advanced distribution centers and manage centralized clinical call centers to deliver localized services on a national scale. Diplomat was founded in 1975 by our chief executive officer and chairman, Philip Hagerman, and his father, Dale, both trained pharmacists who transformed our business from a traditional pharmacy into a leading specialty pharmacy beginning in 2005.

Our core revenues are derived from the customized care management programs we deliver to our patients, including the dispensing of their specialty medications. Because our core therapeutic disease states generally require multiyear or lifelong therapy, our singular focus on complex chronic diseases helps drive recurring revenues and sustainable growth. Our organic revenue growth is primarily driven by new drugs coming to market, new indications for existing drugs, volume growth with current clients, and the addition of new clients. For the three and nine months ended September 30, 2017 and 2016, we derived more than 99 percent of our revenue from the dispensing of drugs and the reporting of data associated with those dispenses to pharmaceutical manufacturers and other outside companies.

Our historical revenue growth has largely been driven by our position as a leader in the oncology, immunology, specialty infusion, hepatitis and multiple sclerosis therapeutic categories. For the three months ended September 30, 2017 and 2016, we generated approximately 94% and 94%, respectively, of our revenues in these therapeutic categories in aggregate. For the nine months ended September 30, 2017 and 2016, we generated approximately 94% and 93%, respectively, in the aggregate, of our revenues in these therapeutic categories.

We expect future revenue growth to be driven by a highly visible and recurring base of prescription volume and revenues, favorable demographic trends, advanced clinical developments, expanding drug pipelines, earlier detection of chronic diseases, improved access to medical care, mix shift toward higher-cost specialty drugs and manufacturer price increases. In addition, we believe our expanding service offerings, our growing penetration with new customers and our access to limited-distribution drugs will help us achieve sustainable revenue growth in the future. Further, we believe that limited distribution is becoming the delivery system of choice for many specialty drug manufacturers because it is conducive to smaller patient populations, because it facilitates high patient engagement, clinical expertise and an elevated focus on service and because it allows for real-time patient-specific (albeit de-identified) data. Accordingly, we believe our portfolio of approximately 100 limited-distribution drugs, all of which are commercially available, is important to our revenue growth.

Recent Developments

Pharmaceutical Technologies, Inc.

On November 1, 2017, we signed a definitive agreement to acquire Pharmaceutical Technologies, Inc., doing business as National Pharmaceutical Services, or NPS, a fully-integrated, nationwide pharmacy benefit manager based in Omaha, Nebraska. Diplomat will purchase NPS for approximately $31,000 in cash and approximately $16,000 in restricted common shares upon the closing of this transaction, which is expected to occur in November or December 2017, subject to customary closing conditions.

Focus Rx Pharmacy Services Inc. and Focus Rx Inc.

On September 1, 2017, we acquired Focus Rx Pharmacy Services Inc. and Focus Rx Inc. (collectively, “Focus”) for a total acquisition price of $25,778, excluding related acquisition costs. Included in the total acquisition price is $17,135 in cash, 374,297 restricted shares of our common stock, fair valued at $5,643 as of the acquisition date, and contingent consideration of up to $1,500 in cash per performance period to the former holders of Focus’ equity interests based upon the achievement of certain gross margin targets in each of the 12-month periods ending September 30, 2018 and 2019, which was fair valued at $3,000 as of the acquisition date. Focus is a specialty pharmacy focusing on infusion services located in Ronkonkoma, New York.

Accurate Rx Pharmacy Consulting, LLC

On July 5, 2017, we acquired Accurate Rx Pharmacy Consulting, LLC (“Accurate”) for a total acquisition price of $12,790, excluding related acquisition costs. Included in the total acquisition price is $9,044 in cash, 131,108 restricted shares of our common stock, fair valued at $1,776 as of the acquisition date, and contingent consideration of up to $3,600 in cash per performance period to the former holders of Accurate’s equity interests based upon the achievement of certain gross margin targets in each of the 12-month periods ending July 31, 2018 and 2019, which was fair valued at $1,970 as of the acquisition date. Accurate is a specialty pharmacy focusing on infusion services located in Columbia, Missouri.

WRB Communications, LLC Acquisition

On May 8, 2017, we acquired WRB Communications, LLC (“WRB”) for a total acquisition price of $31,625, excluding related acquisition costs. Included in the total acquisition price is $26,804 in cash, 299,325 restricted shares of our common stock, fair valued at $4,291 as of the acquisition date, and contingent consideration of up to $500 in cash per performance period to the former holders of WRB’s equity interests based upon the achievement of certain earnings before interest, taxes, depreciation and amortization targets in each of the 12-month periods ending April 30, 2018 and 2019, which was fair valued at $530 as of the acquisition date. WRB is a communications and contact center company based in Chantilly, Virginia that specializes in relationship management programs for leading pharmaceutical manufacturers and service organizations.

Comfort Infusion, Inc. Acquisition

On March 22, 2017, we acquired Comfort Infusion, Inc. (“Comfort”) for a total acquisition price of $14,413, excluding related acquisition costs. Included in the total acquisition price is $10,613 in cash, and contingent consideration of up to $2,000 in cash per performance period to the former holders of Comfort’s equity interests based upon the achievement of certain earnings before interest, taxes, depreciation and amortization targets in each of the 12-month periods ending March 31, 2018, 2019 and 2020, which was fair valued at $3,800 as of the acquisition date. Comfort is a specialty pharmacy and infusion services company based in Birmingham, Alabama that specializes in intravenous immune globulin therapy to support patients’ immune systems.

Affinity Biotech, Inc. Acquisition

On February 1, 2017, we acquired Affinity Biotech, Inc. (“Affinity”) for a total acquisition price of $17,412, excluding related acquisition costs. Included in the total acquisition price is $17,377 in cash, and contingent consideration of up to $4,000 in cash to the former holders of Affinity’s equity interests based upon the achievement of a certain earnings before interest, taxes, depreciation and amortization target in the 12-month period ending January 31, 2018, which was fair valued at $35 as of the acquisition date. Affinity is a specialty pharmacy and infusion services company based in Houston, Texas that provides treatments and nursing services for patients with hemophilia.

Key Performance Metrics

We regularly review a number of metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Prescriptions dispensed	222,000	266,000	661,000	740,000

Net sales per prescription dispensed	$5,050	$4,434	$5,022	$4,407
Gross profit per prescription dispensed	$360	$289	$371	$319

Prescription Data (rounded to the nearest thousand)

Prescriptions dispensed represent prescriptions filled and dispensed by Diplomat to patients, or in rare cases, to physicians. Our volume for the three and nine month periods ended September 30, 2017 decreased by 17 percent and 11 percent, respectively, from the prior year periods. These volume decreases were due to contracts that were not renewed, a business decision to exit dispensing certain high-volume, but low-profit, drugs and a decrease in hepatitis C volume, partially offset by the contributions of our recent acquisitions, new drugs to the market or newly dispensed by us, growth in patients from current payors and physician practices and the addition of patients from new payors and physician practices.

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

Components of Results of Operations

Net Sales

Revenue for a dispensed prescription is recognized at the time of shipment for home delivery and at prescription adjudication (which approximates the fill date) for patient pick up at open door or retail pharmacy locations. We can earn revenue from multiple sources for any one claim, including the primary insurance plan, the secondary insurance plan, the tertiary insurance plan, the patient co-pay and patient assistance programs. Prescription revenue also includes revenue from pharmaceutical manufacturers and other outside companies for data reporting or additional services rendered for dispensed prescriptions. Service revenue is primarily derived from fees earned by us from retail and hospital pharmacies for patient support that is provided by us to those non-Diplomat pharmacies to dispense specialty drugs to patients. The retail and hospital pharmacies dispense the drug and pay us a service fee for clinically and administratively servicing their patients.

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

Selling, General and Administrative Expenses (“SG&A”)

Our operating expenses primarily consist of employee and employee-related costs, outbound prescription drug transportation and logistics costs and amortization expense from definite-lived intangible assets associated with our acquired entities. Our employee and employee-related costs relate to both our patient-facing personnel and our non-patient-facing support and administrative personnel. Other operating expenses consist of occupancy and other indirect costs, insurance costs, professional fees and other general overhead expenses. We expect that general and administrative expenses will continue to increase in dollars as we incur additional expenses related to our growth.

Other Expense

Other expense primarily consists of interest expense associated with our debt.

Results of Operations

Three Months Ended September 30, 2017 versus Three Months Ended September 30, 2016

The following table provides statements of operations data for each of the periods presented:

	Three Months Ended September 30,
	2017	2016
Net sales	$1,124,957	$1,181,173
Cost of products sold	(1,039,654)	(1,102,661)
Gross profit	85,303	78,512
SG&A	(82,995)	(77,138)
Income from operations	2,308	1,374
Other (expense) income:
Interest expense	(2,054)	(1,831)
Other	45	49
Total other expense	(2,009)	(1,782)
Income (loss) before income taxes	299	(408)
Income tax benefit	662	3,236
Net income	961	2,828
Less net loss attributable to noncontrolling interest	(55)	(2,580)
Net income attributable to Diplomat Pharmacy, Inc.	$1,016	$5,408

Net Sales

Net sales for the three months ended September 30, 2017 were $1,124,957, a $56,216 or 5 percent decrease, compared to $1,181,173 for the three months ended September 30, 2016. This decrease was primarily the result of approximately $118,000 due to contracts that were not renewed in 2017, as well as an approximately $89,000 decrease in hepatitis C drug sales versus the prior year period. These decreases were partially offset by approximately $64,000 from the impact of manufacturer price increases, approximately $47,000 of net sales from increased volume and mix associated with existing payor contracts, approximately $25,000 of net sales from our recent acquisitions, and approximately $15,000 from drugs that were new in the past 12 months.

Cost of Products Sold

Cost of products sold for the three months ended September 30, 2017 was $1,039,654, a $63,007 or 6 percent decrease, compared to $1,102,661 for the three months ended September 30, 2016. This decrease was primarily the result of the same factors that drove the increase in our net sales over the same time period. Cost of goods sold was 92.4 percent and 93.4 percent of net sales for the three months ended September 30, 2017 and 2016, respectively. The increase in gross margin from 6.6 percent to 7.6 percent for the three months ended September 30, 2016 and 2017, respectively, was primarily due to the continued growth of our specialty infusion therapeutic category and the impact of WRB as each has higher margins, the receipt and recognition of approximately $1,000 of insurance proceeds during the third quarter of 2017, and the nonrecurrence of a year-to-date adjustment of approximately $4,000 during the third quarter of 2016 to increase previous direct and indirect remuneration (“DIR”) fees estimates that were recorded during the first half of 2016.

SG&A

SG&A for the three months ended September 30, 2017 were $82,995, a $5,857 increase, compared to $77,138 for the three months ended September 30, 2016. Total employee cost increased by $4,902, inclusive of $5,188 of employee expense for our recently acquired entities, partially offset by operational efficiencies. Amortization expense from definite-lived intangible assets associated with our acquired entities increased $2,404. Changes in fair values of contingent consideration was $1,965 and $56 for the three months ended September 30, 2017 and 2016, respectively, leading to a period-over-period increase of $1,909. The remaining increase was in various other SG&A including bad debt, freight, insurance, professional services, share-based compensation and other miscellaneous expenses. These increases were partially offset by the nonrecurrence of a $4,804 impairment expense recognized during the third quarter of 2016 to fully impair the definite-lived intangible assets associated with Primrose Healthcare, LLC (“Primrose”). As a percent of net sales, SG&A, excluding the changes in fair values of contingent consideration and the Primrose impairment, accounted for 7.2 percent for the three months ended September 30, 2017 compared to 6.1 percent for the three months ended September 30, 2016. This increase is primarily attributable to the increase in acquisition-related amortization and the increased operating complexity associated with both our acquisitions and new drugs.

Other Expense

Other expense for the three months ended September 30, 2017 was $2,009, compared to $1,782 for the three months ended September 30, 2016, and is primarily comprised of interest expense. The increase in interest expense was primarily due to higher average borrowings in the third quarter of 2017.

Income Tax Benefit

Income tax benefit for the three months ended September 30, 2017 and 2016 was $662 and $3,236, respectively. These income tax benefits were primarily due to the recognition of $715 and $3,076 in excess tax benefits during the three months ended September 30, 2017 and 2016, respectively, as a result of stock option exercises that occurred during those quarters.

Nine Months Ended September 30, 2017 versus Nine Months Ended September 30, 2016

The following table provides statements of operations data for each of the periods presented:

	Nine Months Ended September 30,
	2017	2016
Net sales	$3,330,161	$3,265,549
Cost of products sold	(3,074,975)	(3,024,529)
Gross profit	255,186	241,020
SG&A	(239,487)	(200,748)
Income from operations	15,699	40,272
Other (expense) income:
Interest expense	(6,034)	(4,787)
Other	111	262
Total other expense	(5,923)	(4,525)
Income before income taxes	9,776	35,747
Income tax expense	(1,101)	(9,443)
Net income	8,675	26,304
Less net loss attributable to noncontrolling interest	(299)	(3,067)
Net income attributable to Diplomat Pharmacy, Inc.	$8,974	$29,371

Net Sales

Net sales for the nine months ended September 30, 2017 were $3,330,161, a $64,612 or 2 percent increase, compared to $3,265,549 for the nine months ended September 30, 2016. This increase was primarily the result of approximately $224,000 of net sales from our recent acquisitions, approximately $201,000 from the impact of manufacturer price increases, approximately $135,000 of net sales from increased volume and mix associated with existing payor contracts and approximately $95,000 from drugs that were new in the past 12 months. These increases were partially offset by a decrease of approximately $355,000 due to contracts that were not renewed in 2017, as well as a decrease of approximately $235,000 in hepatitis C drug sales versus the prior year period.

Cost of Products Sold

Cost of products sold for the nine months ended September 30, 2017 was $3,074,975, a $50,446 or 2 percent increase, compared to $1,921,868 for the nine months ended September 30, 2016. This increase was primarily the result of the same factors that drove the increase in our net sales over the same time period. Cost of goods sold was 92.3 percent and 92.6 percent of net sales for the nine months ended September 30, 2017 and 2016, respectively. The increase in gross margin from 7.4 percent to 7.7 percent for the nine months ended September 30, 2016 and 2017, respectively, was primarily attributable to the continued growth of our specialty infusion therapeutic category, which has a higher margin than our other therapeutic categories.

SG&A

SG&A for the nine months ended September 30, 2017 were $239,487, a $38,739 increase, compared to $200,748 for the nine months ended September 30, 2016. Total employee cost increased by $17,980, inclusive of $10,090 of employee expense for our recently acquired entities. Changes in fair values of contingent consideration was $1,965 and $(8,922) for the nine months ended September 30, 2017 and 2016, respectively, leading to a period-over-period increase of $10,887. Amortization expense from definite-lived intangible assets associated with our acquired entities increased $8,389. The remaining increase was in various other SG&A including bad debt, freight, insurance and other miscellaneous expenses. These increases were partially offset by the nonrecurrence of a $4,804 impairment expense recognized during the third quarter of 2016 to fully impair the definite-lived intangible assets associated with Primrose. As a percent of net sales, SG&A, excluding the changes in fair values of contingent consideration and the Primrose impairment, accounted for 7.1 percent for the nine months ended September 30, 2017 compared to 6.3 percent for the nine months ended September 30, 2016. This increase is primarily attributable to the increase in acquisition-related amortization and the increased operating complexity associated with both our acquisitions and new drugs.

Other Expense

Other expense for the nine months ended September 30, 2017 was $5,922, compared to $4,525 for the nine months ended September 30, 2016, and is primarily comprised of interest expense. The increase in interest expense was primarily due to higher average borrowings during 2017.

Income Tax Expense

Income tax expense for the nine months ended September 30, 2017 and 2016 was $1,101 and $9,443, respectively, resulting in effective tax rates of 11 percent and 26 percent, respectively. Income tax expense for the nine months ended September 30, 2017 and 2016 included the recognition of excess tax benefits as a result of stock option exercises that occurred during those periods, which favorably impacted the year-to-date effective tax rates by 31 percent and 12 percent, respectively.

Liquidity and Capital Resources

Our primary uses of cash include funding our ongoing working capital needs, business acquisitions, acquiring and maintaining internal use software and property and equipment, and debt service. Our primary source of liquidity for our working capital is cash flows generated from operations. At various times during the course of the year, we may be in an operating cash usage position, which may require us to use our short-term borrowings. We continuously monitor our working capital position and associated cash requirements and explore opportunities to more effectively manage our inventory and capital spending. As of September 30, 2017 and December 31, 2016, we had $27,152 and $7,953, respectively, of cash and cash equivalents. Our cash balances fluctuate based on working capital needs and the timing of sweeping available cash each day to pay down any outstanding balance on our line of credit, which was $21,592 and $39,255 at September 30, 2017 and December 31, 2016, respectively. Our available liquidity under our line of credit was $150,014 and $129,908 at September 30, 2017 and December 31, 2016, respectively.

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

The following table provides cash flow data for each of the periods presented:

	Nine Months Ended September 30,
	2017	2016
Net cash provided by operating activities	$93,646	$31,405
Net cash used in investing activities	(83,350)	(83,980)
Net cash provided by financing activities	8,903	42,067
Net increase (decrease) in cash and cash equivalents	$19,199	$(10,508)

Cash Flows from Operating Activities

Cash flows from operating activities consists of net income, adjusted for non-cash items and changes in various working capital items, including accounts receivable, inventories, accounts payable and other assets/liabilities.

The $62,241 increase in cash provided by operating activities for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 was due to a $64,208 change in net working capital flows and a $15,662 increase in non-cash adjustments to net income, partially offset by a $17,629 decrease in net income.

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

The cash used in investing activities during the nine months ended September 30, 2017 remained mostly unchanged when compared to the nine months ended September 30, 2016 as a $7,474 increase in cash used to acquire businesses was mostly offset by a $8,143 decrease in spending on capitalized software and property and equipment.

Cash Flows from Financing Activities

Our primary financing activities have consisted of debt borrowings and repayments, payment of debt issuance costs, proceeds from stock option exercises and, historically, proceeds from capital stock offerings and payments made to repurchase capital stock and stock options.

The $33,164 decrease in cash provided by financing activities during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 was primarily related to a $63,182 change in line of credit activity, partially offset by a full draw down of our $25,000 deferred draw term loan (“DDTL”) during the first quarter of 2017 and a $3,839 increase in proceeds from the issuance of common stock upon stock option exercises.

Debt

We had $105,750 and $111,000 outstanding on our Term Loan A as of September 30, 2017 and December 31, 2016, respectively. During the first quarter of 2017, we fully drew down our $25,000 DDTL, of which $24,219 was outstanding as of September 30, 2017. We also had $21,592 and $39,255 outstanding on our line of credit as of September 30, 2017 and December 31, 2016, respectively. We had $150,014 and $129,908 available to borrow on our line of credit at September 30, 2017 and December 31, 2016, respectively.

Our Term Loan A interest rate options are (i) LIBOR (as defined) plus 2.50 percent or (ii) Base Rate (as defined) plus 1.50 percent, and our line of credit and swingline loan interest rate options are (i) LIBOR (as defined) plus 2.00 percent or (ii) Base Rate (as defined) plus 1.00 percent. The interest rate on our Term Loan A and DDTL was 3.74 percent and 3.13 percent at September 30, 2017 and December 31, 2016, respectively. Our line of credit interest rate was 5.25 percent and 4.75 percent at September 30, 2017 and December 31, 2016, respectively. In addition, we are charged a monthly unused commitment fee ranging from 0.25 percent to 0.50 percent on the average unused daily balance on our $175,000 line of credit.

Our credit facility, consisting of the Term Loan A, DDTL, and line of credit, contains certain financial and non-financial covenants. We were in compliance with all such covenants as of September 30, 2017 and December 31, 2016.

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

Critical Accounting Policies and Estimates

The MD&A is based on the condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses. In accordance with U.S. GAAP, we base our estimates on historical experience, internal tracking processes, contract terms and, in some cases, estimation of applicable volume and future performance adjustments, and various other assumptions that management believes are reasonable under the circumstances. Actual results might differ from these estimates under different assumptions or conditions and, to the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations, and cash flows will be affected. During the nine months ended September 30, 2017, there were no material changes to our critical accounting policies and use of estimates, which are disclosed in our audited consolidated financial statements for the year ended December 31, 2016 included in our Annual Report on Form 10-K, with the exception of our adoption of ASU 2017-04. See Note 3 for further details.

New Accounting Pronouncements

See Note 3 for a description of new accounting pronouncements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our operations are solely in the United States of America (“U.S.”) and U.S. Territories and are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate risk, as well as risks relating to changes in the general economic conditions in the U.S. We are exposed to interest rate fluctuations with regard to future issuances of fixed-rate debt, and existing and future issuances of floating-rate debt. Primary exposures include the U.S. Prime Rate and LIBOR related to debt outstanding under our credit facility. In the past, we used interest rate swaps to reduce the volatility of our financing costs and to achieve a desired proportion of fixed and floating-rate debt. We did not use these interest rate swaps for trading or other speculative purposes. We currently are not using any interest rate swaps, but may in the future. A 100 basis point increase in 2017 interest rates would have decreased our pre-tax income for the three and nine months ended September 30, 2017 by approximately $0.4 million and $1.1 million, respectively.

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

Our management, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15(d)-15(e) promulgated under the Exchange Act) as of September 30, 2017. Based on these evaluations, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures required by paragraph (b) of Rule 13a-15 or 15d-15 were not effective as of September 30, 2017 as a result of the material weakness discussed above.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the third quarter of 2017, except as discussed below in “—Remediation Plan”, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II

OTHER INFORMATION

ITEM 1.                                                LEGAL PROCEEDINGS

On November 10, 2016, a putative class action complaint was filed in the U.S. District Court for the Eastern District of Michigan against Diplomat Pharmacy, Inc. and certain officers of the Company. Following appointment of lead plaintiffs and lead counsel, an amended complaint was filed on April 11, 2017. The amended complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 in connection with public filings made between February 29, 2016 and November 2, 2016 (the “potential class period”). The plaintiff seeks to represent a class of shareholders who purchased stock in the potential class period. The complaint seeks unspecified monetary damages and other relief. The Company filed a motion to dismiss the amended complaint on May 24, 2017, and the lead plaintiffs filed a response in opposition to the Company’s motion to dismiss on July 10, 2017. A hearing on the motion to dismiss is scheduled for November 30, 2017. The Company believes the complaint and allegations to be without merit and intends to vigorously defend itself against the action.

On February 10, 2017, the Company’s Board of Directors (the “Board”) received a demand letter from a purported shareholder containing allegations similar to those contained in the putative class action complaint described above. The letter demanded that the Board take action to remedy the alleged violations. In response, the Board established a Special Independent Committee of its disinterested and independent members to investigate the claims. The Special Independent Committee is continuing to review this matter and has not yet concluded its investigation. Subsequently, on June 2, 2017, the shareholder filed a putative shareholder’s derivative lawsuit in the Michigan Circuit Court for the County of Genesee regarding the same matters alleged in the demand letter. The complaint names the Company as a nominal defendant and names a number of the Company’s current and former officers and directors as defendants. The complaint seeks unspecified monetary damages and other relief. In connection with the ongoing Special Independent Committee investigation, on July 20, 2017, the court ordered a stay of legal proceedings for 90 days. The court has ordered an extension of the stay of legal proceedings until January 8, 2018. The Company is unable at this time to determine whether the outcome of the litigation would have a material impact on its results of operations, financial condition, or cash flows.

On April 13, 2017, the Company commenced an arbitration proceeding with CVS Health Corporation f/k/a CVS Caremark Corp., Caremark, LLC, Caremark PCS, LLC, and Silverscript Insurance Company (collectively “Caremark”) before the American Arbitration Association. On November 6, 2017, the Company entered into a Settlement Agreement and Release with Caremark pursuant to which the Company agreed to dismiss with prejudice the arbitration proceedings. Under the terms of the settlement, the Company and Caremark entered into new direct agreements for the provision of services by the Company to Caremark plan sponsor clients, effective January 1, 2018. The Company received no payment from Caremark in connection with the settlement.

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

ITEM 6.                                                EXHIBITS

			Incorporated by reference
Exhibit number	Exhibit description	Filed/Furnished herewith	Form	Period ending	Exhibit number	Filing date

10.1*	Employment Agreement, dated August 7, 2017, by and between the Company and Joel Saban		8-K		10.1	08/07/17

10.2*	Separation and Release Agreement, dated August 7, 2017, by and between the Company and Paul Urick		8-K		10.2	08/07/17

10.3	Fourth Amendment to Prime Vendor Agreement, effective May 8, 2017, by and among AmerisourceBergen Drug Corporation and the Company subsidiaries named therein	X

10.4	Fifth Amendment to Prime Vendor Agreement, effective August 3, 2017, by and among AmerisourceBergen Drug Corporation and the Company subsidiaries named therein	X

10.5

First Amendment to the Second Amended and Restated Credit Agreement, dated April 27, 2016, by and among Diplomat, each party thereto designated as a credit party, General Electric Capital Corporation, as agent and as lender, and the lenders from time to time party thereto

		X

10.6

Second Amendment to the Second Amended and Restated Credit Agreement, dated September 29, 2017, by and among Diplomat, each party thereto designated as a credit party, General Electric Capital Corporation, as agent and as lender, and the lenders from time to time party thereto

		X

31.1	Section 302 Certification — CEO	X

Incorporated by reference
Exhibit number	Exhibit description	Filed/Furnished herewith	Form	Period ending	Exhibit number	Filing date

31.2	Section 302 Certification — CFO	X

32.1**	Section 906 Certification — CEO	X

32.2**	Section 906 Certification — CFO	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X

101.LAB	XBRL Taxonomy Extension Label Linkbase	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

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

Date:                  November 6, 2017