Form 10-K
period 2017-12-31
Diplomat Pharmacy, Inc.
filed 2018-03-01
CIK 1610092

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant was approximately $709 million as of June 30, 2017 based on the reported last sale price as reported on the New York Stock Exchange on that date. Shares of the registrant’s Common Stock held by executive officers, directors and holders of 10 percent or more of the Common Stock outstanding have been excluded from this calculation because such persons may be deemed affiliates of the registrant; such exclusion does not reflect a determination that such persons are affiliates of the registrant for any other purpose.

The Registrant had 74,069,226 shares of Common Stock outstanding as of February 27, 2018.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions, as expressly described in this report, of the Registrant’s Proxy Statement for its 2018 Annual Meeting of Shareholders to be filed subsequently are incorporated by reference into Part III of this report.

DIPLOMAT PHARMACY, INC.

2017 ANNUAL REPORT ON FORM 10-K

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

•                  significant and increasing pricing pressure from third-party payers, including any reductions in reimbursement rates;

•                  competition within the prescription benefit management marketplace, and an inability to effectively differentiate our products and services from those of our competitors;

•                  the amount of direct and indirect remuneration fees, as well as the timing of assessing such fees and the methodology used to calculate such fees;

•                  our relationships with key pharmaceutical manufacturers;

•                  revenue concentration of the top specialty drugs we dispense;

•                  bad publicity about, or market withdrawal of, specialty drugs we dispense;

•                  a significant increase in competition from a variety of companies in the healthcare industry;

•                  our ability to expand the number of specialty drugs we dispense and related services;

•                  declining gross margins in the prescription benefit management industry;

•                  client losses and/or the failure to win new business;

•                  significant changes occurring within the pharmacy provider marketplace or arising with respect to our pharmacy networks, including the loss of or adverse change in our relationship with one or more key pharmacy providers;

•                  our ability to effectively execute our acquisition strategy or successfully integrate acquired businesses, including difficulty, cost and time spent integrating acquired companies or a failure to realize anticipated benefits;

•                  CEO succession planning;

•                  fluctuations in operating results;

•                  maintaining existing patients;

•                  increasing consolidation in the healthcare industry;

•                  managing our growth effectively;

•                  our ability to drive volume through a refreshed marketing strategy in traditional specialty pharmacy;

•                  our capability to penetrate the fragmented infusion market;

•                  the success of our strategy in the pharmacy benefit manager space;

•                  the ability to advance our specialty footprint by deepening our relationship with manufacturers through critical service solutions;

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

•                  disruptions at our facilities related to failures in infrastructure or catastrophic events;

•                  dependence on our senior management and key employees, and effective succession planning and managing recent turnover among key employees;

•                  loss of management personnel and other key employees due to uncertainties related to acquisitions;

•                  primary reliance on a single shipping provider;

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

PART I

ITEM 1.  BUSINESS

Overview

We are the largest independent provider of specialty pharmacy services in the United States of America (“U.S.”). We are focused on improving the lives of patients with complex chronic diseases while delivering unique solutions for manufacturers, hospitals, payers and providers. Our patient-centric approach positions us at the center of the healthcare continuum for the treatment of complex chronic diseases. We offer a broad range of innovative solutions to address the dispensing, delivery, dosing, and reimbursement of clinically intensive, high-cost specialty drugs, and a wide range of applications and pharmacy benefit management (“PBM”) services designed to help our customers reduce the cost and manage the complexity of their prescription drug programs. Diplomat opened its doors in 1975 as a neighborhood pharmacy with one essential tenet: “Take good care of patients and the rest falls into place.” Today, that tradition continues—always focused on improving patient care and clinical adherence.

Our revenues are derived from: (i) customized care management programs we deliver to our patients, including the dispensing of their specialty medications and (ii) PBM services (as described more fully below, see, Item 1. Business—PBM Business), that we provide to our customers. Our specialty pharmacy services focus on offering specialty drugs that are typically administered on a recurring basis to treat patients with complex chronic diseases that require specialized handling and administration as part of their distribution process. We offer a full array of payer-centric PBM services that seek to deliver cost-containment strategies that help payers handle rising pharmacy cost.

Our comprehensive, patient-focused specialty pharmacy services ensure that patients receive a superior standard of care, including assistance with complicated medication therapies, refill processing, third-party funding support programs, side-effect management and adherence monitoring. We customize solutions for each patient based on the patient’s overall health, disease and family history, lifestyle and financial means. Our PBM services provide a broad range of pharmacy spend management solutions and information technology capabilities that enable our clients to maximize quality of care and gain increased control of their pharmacy benefit dollars and cost control.

We have grown our business in recent years by strengthening our clinical expertise in key therapeutic categories, such as oncology, immunology, specialty infusion therapy, hepatitis and multiple sclerosis, and by strengthening our relationships with patients, payers, pharmaceutical manufacturers and physicians. In addition, our business has continued to evolve. We have broadened the scope of our services provided to hospitals and health systems, managed care organizations, self-insured employer groups, unions, and third-party healthcare plan administrators and worker’s compensation payers, including by diversifying our service offerings to include PBM services. While we will continue to focus on growing our business organically, we have completed several significant acquisitions in recent years and we may further enhance our competitive position through complementary acquisitions to expand existing services and provide additional services.

Our specialty pharmacy services, together with our proactive engagement with pharmaceutical manufacturers early in the drug development process, have contributed to our current and growing access to limited-distribution drugs, which we define as drugs that are only available for distribution by a select network of specialty pharmacies. Our inclusion in limited-distribution networks provides critical sources of revenue growth and provides a catalyst for our future growth.

As a part of our mission to improve patient care, we provide specialty pharmacy support services to hospitals and health systems. Through many of these partners, we earn revenue by providing clinical and administrative support services on a fee-for-service basis to help them dispense specialty medications.

Specialty Pharmacy Industry

Specialty pharmacy services are a distinct form of pharmacy services that coordinate full-service patient care and complex disease management. Specialty pharmacy services are designed to take advantage of economies of scale by using standardized and efficient processes to deliver medications with customized handling, storage and distribution requirements. Specialty pharmacies are also designed to improve clinical, adherence and economic outcomes for patients with complex, often chronic, or rare conditions through a wide range of oral, injectable, inhalable and infusible specialty pharmaceuticals.

Less acute, chronic conditions are generally treated with self-administered, oral, injectable or inhalable specialty pharmaceuticals, but may also be administered by a physician or nurse. These pharmaceuticals can be distributed directly to the patient for at-home administration or to the patient’s physician for in-office administration. Several chronic, genetic conditions and orphan diseases are treated with infused pharmaceuticals via a more complex intravenous form of administration. These pharmaceuticals are dispensed under the supervision of a registered pharmacist, and the therapies are typically delivered to the patient for self-administration in the home or administration by a credentialed home-healthcare nurse or trained caregiver at home or in another care site. Many of the pharmaceuticals handled by specialty pharmacies require refrigeration during shipping, as well as special handling to prevent potency degradation. Patients receiving treatment usually require personalized counseling and education regarding their condition and treatment programs.

Specialty pharmacies primarily treat serious or chronic conditions such as cancer, hemophilia, hepatitis, immune deficiency disorders, multiple sclerosis and neurological conditions. Retail pharmacies and other traditional distributors generally are designed to carry inventories of low-cost, high-volume products and therefore are not as well equipped to handle the high-cost, low-volume specialty pharmaceuticals that have specialized handling and administration requirements. In addition, those entities generally lack both the deep clinical expertise and the administrative and call center support functions necessary to effectively deliver specialty pharmacy services. As a result, specialty pharmaceuticals generally are provided by pharmacies that focus primarily on filling, labeling and delivering oral, injectable, infusible or inhalable pharmaceuticals and related medication and support services.

Segment Information

Our chief operating decision maker reviews our financial results in total when evaluating financial performance and for purposes of allocating resources. Therefore, we have determined that we operate in a single reportable segment — specialty pharmacy services.

Our Specialty Pharmacy Services

We provide specialty pharmacy services dedicated to servicing the needs of patients, while also providing clinical expertise, technology-driven innovation tools and administrative efficiencies that support physicians, payers and pharmaceutical manufacturers. We purchase specialty pharmaceuticals from manufacturers and wholesale distributors, fill prescriptions, and label, package and deliver the pharmaceuticals to patients’ homes or physicians’ offices through contract couriers. We utilize our main Company-owned distribution facility and corporate headquarters, smaller owned or leased regional facilities, and centralized clinical call centers to provide such services to all U.S. states and territories. The services provided to our patients and other constituents described below are integral to securing the relationships that drive our revenue and prescription volumes, and are a central focus of our specialty pharmacy business. To successfully compete, we must provide value to each constituent in the specialty pharmacy industry.

Our value to constituents is based on our ability to provide broad specialty and limited-distribution product access, utilization management, high patient adherence rates, patient funding assistance, data management, outstanding patient and prescriber satisfaction rates, and direct and indirect cost savings. Further, we manage the high cost of specialty drugs by pursuing cost savings through channel management, utilization management, formulary management (i.e., the list of specialty drugs that will be reimbursed by a health plan or managed care organization), and waste minimization (including our split-fill program). Channel management is a strategy that includes targeting specialty medications covered under the medical benefit by payers and moving the coverage of these medications to the pharmacy benefit to take advantage of deeper discounts, rebates or more detailed reporting when available. Utilization management is the evaluation of the appropriateness, medical need, and efficiency of healthcare services, procedures, drugs and facilities according to established criteria or guidelines and under the provisions of an applicable health benefits plan. Formulary management is an integrated patient care process which enables physicians, pharmacists and other healthcare professionals to work together to promote clinically sound, cost-effective medication therapy and positive therapeutic effectiveness. A drug formulary, or preferred drug list, is a continually updated list of medications and related products supported by current evidence-based medicine, judgment of physicians, pharmacists and other experts in the diagnosis and treatment of disease and preservation of health.

Our programs consist of the following business services:

•                  Specialty Drug Dispensing — For the years ended December 31, 2017, 2016 and 2015, we derived more than 99 percent of our revenue from the dispensing of drugs and the reporting of data associated with those dispenses to pharmaceutical manufacturers and other outside companies. The other services described below are included in our specialty business offerings and the overall payer reimbursement for dispensed drugs, rather than as separately reimbursable events. We are licensed to dispense prescriptions in all U.S. states and territories. Our business processes and dispensing solutions are well established and can provide specialty prescriptions to patients as required by the communicated “need by” date. All specialty prescriptions are verified by registered pharmacists for accuracy and appropriateness at two separate points in the dispensing process prior to shipping to the patient. Our specialty dispensing and distribution capabilities include package-tracking through contracted couriers, temperature controls and signature confirmation upon delivery.

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

Specialty drug dispensing includes our specialty infusion pharmacy services. We provide individualized, patient-centric specialty infusion services to patients with bleeding disorders and other chronic conditions, while managing overall drug spend through factor utilization using dose management, assay management (which means ensuring that the prescribed amount is the dispensed amount), clinical and therapy education, intervention, and nursing support to advance better clinical effectiveness for patients. Specialty infusion drugs are high-cost, with intravenous or subcutaneous routes of administration, and can be managed at home or in a hospital or free-standing ambulatory infusion clinic, in a physician office, or through our extensive outsourced network of credentialed specialty nurses who administer medications in the patent’s home or at other sites of care. We estimate our drug reimbursement for specialty infusion patients is approximately 50 percent medical benefit and 50 percent pharmacy benefit.

Our specialty drug dispensing services include:

•                  Patient Care Coordination: Our proprietary patient care system coordinates and tracks patient adherence and safety. It is designed to accommodate specific drug therapies and disease states for greater consistency of care using clinical algorithms. Each step of the patient’s treatment regimen is extensively researched based on various disease guideline publications. Our system automatically tracks all clinical interventions and activities and provides real-time access to patient information. Using this system, our patient care coordinators, including pharmacists, work with patients and prescribers to identify potential adherence failures and implement proactive plans to optimize treatment effectiveness.

•                  Clinical Services: Our pharmacists and nurses, with the assistance of our pharmacy technicians, provide clinically based drug therapy management programs for clients and patients. Our Clinical Help Desk includes pharmacists, nurses and pharmacy technicians. A pharmacist is available to counsel patients and consult with prescribers 24 hours per day, seven days per week, and nurses are available during regular business hours. Clinical pharmacists are responsible for high-level clinical interaction with patients and healthcare practitioners, including medication counseling and clinical advice. Our clinicians work with patients’ prescribers to identify adherence failures and to implement a proactive plan to achieve intended effectiveness. Our broader clinical and operations team has deep clinical expertise and includes more than 180 licensed pharmacists as of December 31, 2017.

•                  Compliance and Persistency Programs: Our compliance and persistency programs support the needs of patients based on their therapy regimen. In some cases, a dedicated nurse contacts patients at specific intervals of therapy to discuss precautions, side-effect management, medication administration and refill procedures. Prior to every refill, we call patients to: verify the dose, dosing regimen and shipping address; discuss side effects; and confirm that the patient is taking the medication appropriately.

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

•                  Specialty Pharmacy Training (Diplomat University): Diplomat University is our education and training department that educates our employees on topics unique to the specialty pharmacy industry. Our in-depth, ongoing training program promotes clinical competence and builds new skills, enabling employees to provide high-level care for our patients and improve overall business performance. Diplomat University also houses our quality assurance department, which focuses on programs that promote quality and patient safety. Diplomat University-produced materials have been used in trade conference materials, magazine articles and business meetings, to explain the specialty pharmacy industry generally and the broad range of solutions we can provide.

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

•                  Prior Authorization: Our prior authorization specialists, in coordination with the prescribing physician and their staff, contact the patient’s insurance plan and collect all necessary patient specific information, together with supporting documentation, to provide to the appropriate third party to support reimbursement for the prescribed medication. If the required therapy is not listed on the third-party payer’s formulary, we compile the necessary information to file a formulary exception on behalf of the patient.

•                  Risk Evaluation and Mitigation Strategy (“REMS”): Our employees administer REMS protocols on all levels of risk mitigation, which is required by many pharmaceutical manufacturers due to regulatory requirements. The U.S. Food and Drug Administration (“FDA”) requires REMS from certain manufacturers to ensure that the benefits of a drug or biological product outweigh its risks. Manufacturers are required to comply with specific FDA requirements that may include medication use guides, black box warnings / patient package insert language, and a communication plan to healthcare providers. As part of REMS protocols, manufacturers may also be required to comply with Elements to Assure Safe Use (“ETASU”) to mitigate a specific serious risk listed in the labeling of the drug, including specialized training and certifications, required dispensing locations, patient monitoring and associated reporting. We have standard operating procedures in place to support all aspects of a REMS program, including REMS administration, REMS drug fulfillment, disease management, medication guide dispensing, and the ETASU specific to a pharmaceutical manufacturer’s program. Our patient care system has been designed to capture much of the information the pharmaceutical manufacturer must report to the FDA.

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

•                  Hub Services: We also offer hub services to capitalize on our expertise in providing the services described above and to compete with other hub service providers. Hub services generally are centralized management services for collaboration and efficiency among the key participants in the specialty pharmacy system (including patients, physicians, payers, pharmaceutical manufacturers, retail pharmacies and other prescribers). To maintain client satisfaction and compliance, we keep certain information and software systems, infrastructure and employees “firewalled” from our specialty pharmacy business to avoid commingling or favoring any specialty pharmacy (including ours) within the networks of the hub customers.

Constituent Relationships

Our patient-centric approach positions us at the center of the healthcare continuum for the treatment of complex chronic diseases through partnerships with patients, payers, pharmaceutical manufacturers and physicians. Our services provide value to constituents as described below.

Patients

Our core focus is on patients. We help patients adhere to complex medication therapies, process refills and manage any side effects and insurance concerns to ensure they get the best standard of care. The clinical efficacy of drug therapies, especially for chronic conditions, is typically enhanced when patients precisely follow the prescribed treatment regimens (including dosing and frequency). We further believe that medication non-adherence (i.e., patients not following the instructions for their medication or failing to finish taking their medication) can contribute to a substantial worsening of disease and, in some cases, accelerated mortality, which increases hospital and other healthcare costs. We have achieved patient adherence rates higher than 90 percent in each fiscal quarter of 2015, 2016 and 2017. We believe our high adherence rates are due in part to our patient training and education, adherence packaging, prophylactic starter kits and nurse adherence calls. We also help identify third-party funding support programs to help cover expensive out-of-pocket costs.

We help manage patients’ complex disease states through counseling and education regarding their treatment and by providing ongoing monitoring and, in some cases, proactive follow-up contact to encourage patient adherence to their prescribed therapy. The goal of Diplomat’s patient care programs is to provide clinical services in a caring and supportive environment, optimize medication adherence, prevent disease progression and improve therapeutic effectiveness. To accomplish this, Diplomat focuses on each patient and provides solutions related to medication access, tolerance and adherence.

Diplomat provides patients with personalized medication programs and services for a variety of complex disease states, including the following:

•                  Oncology: Cancer therapy often involves the use of highly-toxic chemotherapy or oral oncolytic agents with a high incidence of adverse events. Our goals for these patients include providing the most effective therapy at the appropriate dose, adverse event management to ensure treatment can continue for as long as it is effective and improving quality of life. Our clinicians strive to provide optimal treatment for these patients by providing high-touch proactive and reactive care, focusing on appropriate dosage and administration, adverse event management and adherence monitoring.

•                  Specialty Infusion Therapy: Several chronic, genetic conditions and orphan diseases are treated with infused pharmaceuticals with a more complex intravenous form of administration. These pharmaceuticals are prescribed for individuals with conditions including: alpha-1 antitrypsin deficiency; hemophilia; immune globulin and auto-immune deficiencies; hereditary angioedema; and lysosomal storage disorders. Patients are generally referred to specialty infusion pharmacy service providers by physicians or case managers. The medications are dispensed under the supervision of a registered pharmacist, and the therapy is typically delivered to the patient or caregiver for self-administration in the home or administration by a credentialed home-healthcare nurse or trained caregiver at home or in another care site.

•                  Immunology: Care of patients with autoimmune and/or inflammatory conditions generally involves therapies aimed at slowing disease progression, reducing the rate of disease relapse and managing disease symptoms. Goals for these patients include reducing the signs and symptoms of the disease, minimizing short- and long-term side effects and complications of the disease and therapy and improving or normalizing quality of life. Our clinicians help these patients by providing clinical management, providing adverse event management support, proactively monitoring for adherence issues and following up with prescribers in response to identified therapy issues.

•                  Hepatitis: Management of hepatitis C virus (“HCV”) infection involves appropriate therapy selection based on HCV genotype, the presence or absence of cirrhosis, transplant status, previous response to therapy and whether the patient is co-infected with human immunodeficiency virus (“HIV”) or hepatitis B virus. Goals for these patients include achieving a sustained virologic response, decreasing the disease and therapy burden, and optimal adherence to therapy. Our clinicians ensure that HCV therapy regimens are complete and appropriate, provide adverse-event management support, and follow-up with prescribers to ensure optimal therapy.

•                  Multiple Sclerosis: Care for patients diagnosed with multiple sclerosis involves life-long support. Our goals for these patients include providing efficacious therapy to reduce the frequency of relapse and improving quality of life. Our clinicians ensure that patients are receiving the appropriate dose of therapy, provide adverse event counseling and management support, provide education on relapse mitigation strategies and are available to respond to patient questions about therapy effectiveness and adverse events.

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

Payers

We partner with regional and mid-sized payers and independent PBMs, on an exclusive or semi-exclusive basis, to improve clinical effectiveness and lower costs by managing high-risk members and implementing patient-focused specialty programs. Our electronic patient care platform, centered on our disease-specific technology solution, is customized for each payer’s needs and is designed to improve efficiency and lower costs.

We offer payers access to limited distribution drugs and unique cost containment programs including split-fill programs, clinical management and motivational interviewing techniques for improving adherence. We believe that medication non-adherence is the largest avoidable cost in specialty pharmacy because it contributes to a substantial worsening of disease resulting in significant increases to hospital and other healthcare costs, so our strong adherence rates provides a benefit to payers. For example, through our split-fill program of dispensing prescriptions with less than the typical 30-day supply, we promote more frequent direct intervention and tracking of patients and their therapies by our highly trained clinical experts. Our split-fill program focuses on medications that have a high discontinuation rate based on poor response, adverse effects and non-compliance, to address potential waste as well as improve adherence to a prescribed therapy. We dispense a two-week supply when prescribed, and it is our policy to contact patients on the second and tenth days of therapy to verify patient tolerance. Once confirmed, we will dispense the remainder of that month’s supply. If not tolerated, we contact the prescriber to seek an alternate therapy.

We provide payers with a comprehensive approach to meeting their pharmacy service needs. Our specialty pharmacy services offer payers a cost effective solution for the distribution of specialty pharmaceuticals, generally directly to patients for self-administration. We manage high-risk members in the payers’ networks and assist with adherence to such members’ health plans to minimize waste in the purchase of specialty drugs and to optimize clinical effectiveness. We also provide access to a significant number of limited distribution drugs. Other services include coordinating care with the members’ physicians and payers, as well as providing clinical and adherence data to evaluate therapy effectiveness.

Pharmaceutical Manufacturers

Through the coverage and clinical expertise of our Company-owned, main distribution facility and regional locations, some with retail capabilities and some with limited-to-moderate distribution capabilities, we provide pharmaceutical manufacturers with a strong distribution channel for their existing pharmaceutical products. In many cases, our national presence is critical to becoming a selected partner in the launch of new products. When providing new products to patients, we implement a monitoring program to encourage adherence to the prescribed therapy, and we provide valuable clinical information to the manufacturer to aid in their evaluation of product efficacy. We receive fees, which we record as revenue, from certain pharmaceutical manufacturers in return for providing them with clinical data.

We offer specialized and highly customized prescription programs for pharmaceutical companies to help them optimize, encourage and track patient adherence, as well as drug trial assistance including product encapsulation and packaging, which helps drive the clinical and commercial success of specialty drugs. In addition, in cases where pharmaceutical companies have successful clinical trials but little commercialization experience, we will partner with the pharmaceutical manufacturers, including biotechnology pharmaceutical companies early to help them develop specialty pharmaceutical channel strategies as part of their commercial launch preparation, including strategies to market to, educate and fulfill the needs of patients, prescribers and payers. We further provide pharmaceutical manufacturers with a strong distribution channel for their existing pharmaceuticals and their new product launches. In some cases, we believe that these engagements have led to exclusive rights to administer the products of these pharmaceutical companies or our inclusion in a small panel of authorized specialty pharmacies for limited distribution of drugs.

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

Pharmaceutical manufacturers frequently seek patient data on the efficacy and utilization of their products, which we provide in a de-identified format compliant with the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”). This data provides valuable clinical information in the form of effectiveness and adherence data to manufacturers to aid in their evaluation of product efficacy. We continue to invest in new technologies that will enable us to better provide such analytical services.

As of December 31, 2017, we have a portfolio of more than 100 limited-distribution drugs, all of which are commercially available. We have historically earned access to many limited-distribution drugs, both at the time of their launch and post-launch. We actively monitor the drug pipeline and maintain dialogue with many of the major biotechnology and pharmaceutical manufacturers to identify opportunities in all pre-commercial stages of drug development. We believe that limited distribution has become the delivery system of choice for many drug manufacturers because it is conducive to smaller patient populations, facilitates high patient engagement, clinical expertise and elevated focus on service, and because it allows for real-time patient-specific (albeit de-identified) data. We believe the trend toward limited distribution of specialty drugs will continue to expand, making strong representation in this area essential.

Physicians and Other Prescribers

Our team works with physician offices to manage prior-authorization and other managed care organization requirements, such as the denial and appeal process, to ensure that complicated administrative tasks do not impair the delivery of quality patient care. Additionally, we provide risk evaluation services, implement risk-mitigation strategies and collect patient adherence data to provide physicians and health systems with enhanced visibility.

Our focus on specialty pharmacy and complex chronic diseases has enabled us to develop strong relationships with clinical experts and thought leaders in key therapeutic categories, such as oncology, specialty infusion therapy, immunology, hepatitis and multiple sclerosis. We leverage these relationships to gain greater visibility into future drug launches and to stay current on the latest advances in patient care.

We assist prescribers with personalized and intensive patient support by providing care management related to their patients’ pharmacy needs and improving patient adherence to therapy protocols. We eliminate the need for physicians to carry inventories of high-cost prescriptions by distributing medications directly to patients’ homes or, in rare cases, to physicians’ offices. We also assist physicians and their clinical and non-clinical staff members by performing many of the administratively intensive tasks associated with benefits investigations, prior authorizations and other reimbursement-related matters. We bill payers directly, on the patient’s behalf, in nearly all cases. Further, we assist physicians by helping their patients manage the side effects of their therapies and by monitoring adherence. We also provide physicians with clinical updates and assist with managing the pipeline of potential new therapies.

Hospitals and Health Systems

We provide clinical and administrative support services for our hospital partners on a fee-for-service basis. Based on our broad industry experience, infrastructure and treatment-tracking software, our specialty network solution provides customized clinical and administrative support services that help these partners and their specialty patients improve financial outcomes. These services are similar to those provided to payers with respect to their specialty pharmacy customers, except that we do not buy or dispense the specialty product or bill the payers. The services generally include patient engagement and adherence programs, reimbursement processing and patient funding programs, and general disease-state management services. These services constituted less than 1 percent of our revenues in each of the years ended December 31, 2017, 2016 and 2015.

We provide unique solutions to maximize cost containment, and improve efficiency and clinical effectiveness from specialty pharmaceuticals. Our programs also support hospitals that are 340B covered entities, which are organizations that provide access to reduced price prescription drugs to healthcare facilities in accordance with the federal 340B Drug Pricing Program and that have been certified by the U.S. Department of Health and Human Services (“HHS”), through a contracted pharmacy strategy.

Our Suppliers

We obtain the pharmaceuticals and medical supplies and equipment that we provide to our patients through pharmaceutical manufacturers, distributors and group purchasing organizations. The majority of the pharmaceuticals that we purchase through distributors are available from multiple sources and are available in sufficient quantities to meet our needs and the needs of our patients. However, some biotechnology drugs are only available through the manufacturer and may be subject to limits on distribution. In such cases, it is important for us to establish and maintain good working relationships with the manufacturer to ensure sufficient supply to meet our patients’ needs.

Most of the manufacturers of the pharmaceuticals we sell have the right to cancel their supply contracts with us without cause and after giving notice (generally 90 days or less). Specialty drug purchases from AmerisourceBergen, a drug wholesaler, Celgene Corporation (“Celgene”) and Pharmacyclics, Inc. (“Pharmacyclics”), pharmaceutical manufacturers from whom we purchase several drugs, represented 41 percent, 17 percent and 14 percent, respectively, of cost of products sold in 2017, 49 percent, 13 percent and 10 percent, respectively, of cost of products sold in 2016 and 50 percent, 12 percent and 9 percent, respectively, of cost of products sold in 2015. We purchase large quantities from a single wholesaler to ease administration and leverage favorable pricing. In the event of a termination of our relationship with AmerisourceBergen, we believe there is typically at least one alternative drug wholesaler from whom we could source each non-limited-distribution drug we dispense. We further believe that we could replace the inventories without a material disruption to our operations. As for the specialty drugs we purchase from Celgene and Pharmacyclics, they are not available from any other source.

Billing and Significant Payers

We derive most of our revenue from contracts with third-party payers such as managed care organizations, insurance companies, self-insured employers, PBMs, and Medicare and Medicaid programs. We contract directly with some payers and PBMs or, in other cases, with third parties which in turn contract with payers and PBMs on our behalf. See “Constituent Relationships-Payers” for additional information on payers.

We bill payers and track our accounts receivable through computerized billing systems. These systems allow our billing staff the flexibility to review and edit claims in the system before they are submitted to payers. For the great majority of our dispensing business, claims are submitted to payers electronically. We have extensive experience managing the coordination of benefits between commercial and government-sponsored plans. We participate with Medicare as a Durable Medical Equipment, Prosthetics, Orthotics and Supplies (“DMEPOS”) pharmacy supplier, and participate in Medicare Part D. A benefit coverage specialist reviews all Medicare coverage determinations to ensure that the appropriate benefit is being billed. Upon completion of all benefit verifications, we follow each plan’s guidelines to identify which plan is primary and secondary and submit the billing accordingly.

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

Sales and Marketing

Our sales and marketing efforts focus on three primary objectives: (1) establishing, maintaining and strengthening relationships with pharmaceutical manufacturers to gain distribution access as they release new or improved products; (2) establishing, maintaining and strengthening relationships with prescribers and key opinion leaders to obtain prescription referrals; and (3) building new relationships and expanding existing contracts with managed care organizations and other payers or PBMs. Our national and regional sales directors focus on establishing and expanding our contracts with managed care organizations, while our local account managers focus on maximizing value from these contracts by developing and maintaining relationships with local and regional referral sources, such as physicians, hospital discharge planners, other hospital personnel, health maintenance organizations, preferred provider organizations or other managed care organizations and insurance companies. We also have a dedicated sales force, through a combination of internal (phone sales) and external (field sales) team members for scalability and efficiency, focused on maintaining and expanding our relationships with biotechnology drug manufacturers to establish our position as an exclusive, semi-exclusive, or participating provider. As of December 31, 2017, we had 190 sales employees, consisting of 59 centralized, mostly telephonic team members, and 131 team members working in the field in various U.S. regions.

Information Technology

Our information technology centers around a custom-developed scalable patient care system that provides real-time prescription and patient care status to us, prescribers and contracted partners. Our technology allows us to track and report industry-standard metrics on call center performance, dispensing, adherence, length of therapy and persistency. We can also provide HIPAA-compliant reports that contain inventory data, prescription status, persistency, compliance, discontinuation and payer data. In addition to reporting on patient and prescriber demographics, turnaround times, spend and error reporting, we can also report on patient assessment data, clinical status and other monitoring parameters. In recent years, we have in-sourced a substantial portion of our information technology development. We also use an off-the-shelf pharmacy software system for purposes of transmitting claims to payers. We have invested significantly in information technology in recent years to position us to improve cost efficiencies among us and our constituents and to provide additional services regarding the de-identified data we accumulate to take greater advantage of our relationships with data-driven pharmaceutical manufacturers.

Competition

There are a significant number of competitors that distribute specialty pharmacy drugs and provide related services, some of which have greater resources than we do. Many of the competitive segments in which we compete have experienced significant consolidation over the past few years. Our competitors include: captive specialty pharmacies owned by PBMs; retail pharmacy chains and independent retail pharmacies; health plans; national, regional and niche specialty pharmacies; specialty infusion therapy companies; physician practices and hospital systems; and group purchasing organizations.

We are the largest independent provider of specialty pharmacy services in the U.S., with a market share of approximately 4 percent (based on 2016 revenues from pharmacy-dispensed specialty drugs). The three largest specialty pharmacies are divisions within CVS Caremark, Express Scripts and Walgreens. We understand that several other traditionally non-specialty pharmacies with significant resources are attempting to build, acquire, or partner with specialty pharmacies due to the double-digit growth anticipated in spending on specialty prescription drugs compared to flat to low single-digit growth in spending on traditional prescription drugs. There are also many smaller specialty pharmacies and other entities in the healthcare industry that provide specialty pharmacy services. While such entities presently compete with us to a lesser extent, they may be able to invest significant resources, through acquisition or otherwise, to compete with us on a larger scale.

PBM Industry

We believe the key market factors that influence spending on PBM solutions and services by participants in the pharmaceutical supply chain are the amount spent on prescription drugs and the associated volume of prescription drugs dispensed and insurance claims processed each year. We estimate that the current market opportunity for our PBM solutions and services in this industry is significant, and is growing due to an aging population and increased prescription drug spend. In particular, the U.S. population age 65 and older is expected to reach 92 million by 2060, representing one in five U.S. residents, with a commensurate increase in prescription drug spend which is estimated to be 19.3 percent of U.S. gross domestic product by 2023. We believe the increase in prescription spending, faster projected economic growth and the aging of the population will drive demand for senior-focused clinical programs and benefit plans, as well as information technology decision support tools to facilitate the on-line analytical assessment of specific population trends, and address the PBM needs of an aging population. In addition, rising drug prices and a growth in specialty drug spend should further amplify this trend, with specialty drug spending expected to surpass traditional drug spending in 2018 and health spending projected to grow at an average rate of 5.7 percent through 2023, driven primarily by price inflation and the introduction of new products. This, coupled with the trend in the marketplace to shift coverage of these drugs from the medical benefit to the pharmacy benefit, is expected to lead to an increase in demand for benefit design and clinical and reimbursement management strategies. In addition, as demand for Medicare Part D programs continue to increase, the demand for pharmacy benefit management and information technology should increase concomitantly, as our customers are required to update their systems, and will continue to require support to maintain these systems.

PBM Business

In late 2017, we entered the PBM business through our December 2017 acquisition of LDI Holding Company, LLC, doing business as LDI Integrated Pharmacy Services (“LDI”) and our November 2017 acquisition Pharmaceutical Technologies, Inc., doing business as National Pharmaceutical Services (“NPS”). We are a business provider of PBM services, which are marketed under the LDI and NPS brands and include electronic point-of-sale pharmacy claims management, retail pharmacy network management, mail pharmacy claims management, specialty pharmacy claims management, Medicare Part D services, benefit design consultation, preferred drug management programs, drug review and analysis, consulting services, data access, and reporting and information analysis. Our PBM services include owning and operating a network of mail order pharmacies. Our customers include managed care organizations, self-insured employer groups, unions, and third-party healthcare plan administrators and worker’s compensation payers.

PBM Products and Services Offered

Our PBM service offering consists of a broad suite of customizable services that provide a flexible and cost-effective alternative to traditional PBM offerings typically employed by health plans, government agencies and employers. We provide our customers with increased control of their pharmacy benefit dollars and maximized cost control and quality of care through a full range of pharmacy spend management services, including:

•                  Formulary Administration — Provide support for customers’ existing formularies and preferred drug lists or collaborate to create best-in-class models supported by formulary predictive modeling and impact analysis. Pharmacist, physician and member-focused intervention protocols provide quality controls to drive generics, preferred drug products and appropriate use. Formularies are administered based on specific plan designs.

•                  Benefit Plan Design and Management — Accommodate and support any benefit plan design option or variation required. We specialize in applying data-driven insights to help customers understand the medical risk drivers within their population and take a strategic approach to plan design. We provide benefit design configuration and support to customers in accordance with mutually developed processes.

•                  Drug Utilization Review (“DUR”) — Pre-dispensing DUR edit checks are performed on an online, real-time basis between mail and retail pharmacies to encourage appropriate drug utilization, enhance member outcomes, and reduce drug costs. All prescriptions are checked for member eligibility and plan design features and are then compared against previous histories of prescriptions filled by the same pharmacy, by other participating retail network pharmacies and by the mail service pharmacy.

•                  Clinical Services and Consulting — Clinical and technical expertise are used to develop, deploy and support our clinical programs. Customers have the option of using selected or the full-suite of our clinical programs, which incorporate complete prescription drug information to reduce prescription drug costs and increase the quality of care and member safety. We offer comprehensive clinical management strategies which help reduce undesirable events, increase medication compliance, decrease medication waste and promote plan member well-being.

•                  Mail Order Pharmacy Services — In addition to the specialty pharmacy services we provide, as previously described (See Item 1 Business — Specialty Pharmacy Industry — Our Services), we offer mail order services to our PBM members. Mail service gives members flexibility, privacy and easy access to their maintenance medications while offering significant plan savings to the customer. To provide a higher standard of service and to assert greater control over outcomes for clients, we offer members access to full-service mail service pharmacies that provide high quality service, member support and convenient, easy-to-use mail service delivery throughout the U.S. Projected savings for mail service are dependent on plan design features, including co-payments and incentives and utilization patterns.

•                  Medicare Part D — As a full-service PBM, we support a variety of Medicare Part D Plan Sponsors. We provide prescription benefit management support including implementation of specific Medicare Part D plan designs, creation and maintenance of Medicare Part D formularies, CMS reporting requirements and consultative, proactive account management.

PBM Competition

We compete with numerous companies that provide the same or similar PBM services. Our competitors range from large publicly traded companies to several small and privately owned companies which compete for a significant part of the market. The principal competitive factors are quality of service, scope of available services and price. The ability to be competitive is influenced by our ability to negotiate prices with pharmacies, drug manufacturers and third-party rebate administrators. Market share for PBM services in the U.S. is highly concentrated, with a few national firms, such as Express Scripts, CVS Caremark. and OptumRx, a UnitedHealth Group Company, controlling a significant share of prescription volume. Some of our competitors have been in existence longer and are better established. Some of them also have broader public recognition and substantially greater financial and marketing resources. In addition, some of our customers and potential customers may find it desirable to perform for themselves those services now being rendered by us.

The payer and pharmaceutical supply chain markets require solutions which address the unique needs of each constituent. Our customers require robust and scalable technology solutions, as well as the ability to ensure cost efficiency for themselves and their customers. Others require extensive clinical solutions and member-centric services. Our ability to attract and retain customers depends substantially on our capability to provide competitive pricing, efficient and accurate claims management, utilization review services and related reporting and consulting services.

Governmental Regulation

The healthcare industry is subject to extensive regulation by several governmental entities at the federal, state and local level. The industry is also subject to frequent regulatory change. Laws and regulations in the healthcare industry are extremely complex and, in many instances, the industry does not have the benefit of significant regulatory or judicial interpretation. Moreover, our business is impacted not only by those laws and regulations that are directly applicable to us, but also by certain laws and regulations that are applicable to our managed care and other clients.

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

Fraud and Abuse Laws — Anti-Kickback Statute

The federal Anti-Kickback Statute prohibits individuals and entities from knowingly and willfully paying, offering, receiving, or soliciting money or anything else of value in order to induce the referral of patients or to induce a person to purchase, lease, order, arrange for, or recommend services or goods covered by Medicare, Medicaid, or other federal healthcare programs. The federal courts have held that an arrangement violates the Anti-Kickback Statute if any one purpose of the remuneration is to induce the referral of patients covered by the Medicare or Medicaid programs, even if another purpose of the payment is to compensate an individual for rendered services. The Anti-Kickback Statute is broad and potentially covers many standard business arrangements. Violations can lead to significant penalties, including criminal fines of up to $25,000 per violation and/or five years imprisonment, civil monetary penalties of up to $50,000 per violation plus treble damages and/or exclusion from participation in Medicare, Medicaid and other federal healthcare programs. Certain types of payments are excluded from the statutory prohibition. Additionally, in an effort to clarify the conduct prohibited by the Anti-Kickback Statute, the Office of the Inspector General of HHS (the “OIG”) publishes regulations that identify a limited number of safe harbors. Business arrangements that satisfy all of the elements of a safe harbor are immune from criminal enforcement or civil administrative actions. The Anti-Kickback Statute is an intent-based statute and the failure of a business relationship to satisfy all of the elements of a safe harbor does not, in and of itself, mean that the business relationship violates the Anti-Kickback Statute. The OIG, in its commentary to the safe harbor regulations, has recognized that many business arrangements that do not satisfy a safe harbor nonetheless operate without the type of abuses the Anti-Kickback Statute is designed to prevent. We attempt to structure our business relationships to satisfy an applicable safe harbor. However, in those situations where a business relationship does not fully satisfy the elements of a safe harbor, we attempt to satisfy as many elements of an applicable safe harbor as possible. The OIG is authorized to issue advisory opinions regarding the interpretation and applicability of the Anti-Kickback Statute, including whether an activity constitutes grounds for the imposition of civil or criminal sanctions.

Several states have statutes and regulations that prohibit the same general types of conduct as those prohibited by the Anti-Kickback Statute described above. Some state anti-fraud and anti-kickback laws apply only to goods and services covered by Medicaid. Other state anti-fraud and anti-kickback laws apply to all healthcare goods and services, regardless of whether the source of payment is governmental or private. Where applicable, we attempt to structure our business relationships to comply with these statutes and regulations.

Fraud and Abuse Laws — False Claims Act

We are subject to state and federal laws that govern the submission of claims for reimbursement. These laws generally prohibit an individual or entity from knowingly and willfully presenting a claim or causing a claim to be presented for payment from a federal healthcare program that is false or fraudulent. The standard for “knowing and willful” may include conduct that amounts to a reckless disregard for the accuracy of information presented to payers. Penalties under these statutes include substantial civil and criminal fines, exclusion from the Medicare or Medicaid programs and imprisonment. One of the most prominent of these laws is the federal False Claims Act, which may be enforced by the federal government directly or by a private plaintiff by filing a qui tam lawsuit on the government’s behalf. Under the False Claims Act, the government and private plaintiffs, if any, may recover monetary penalties in the amount of $5,500 to $11,000 per false claim, as well as an amount equal to three times the amount of damages sustained by the government as a result of the false claim. Several states, including states in which we operate, have adopted their own false claims statutes as well as statutes that allow individuals to bring qui tam actions. In recent years, federal and state government authorities have launched several initiatives aimed at uncovering practices that violate false claims or fraudulent billing laws, and they have conducted numerous investigations of pharmaceutical manufacturers, PBMs, pharmacies and healthcare providers with respect to false claims, fraudulent billing and related matters. We believe that we have procedures in place to ensure the accuracy of our claims.

Ethics in Patient Referrals Law — Stark Law

The federal Physician Self-Referral Prohibition, commonly known as the Stark Law, generally prohibits a physician from ordering Designated Health Services for Medicare and Medicaid patients from an entity with which the physician or an immediate family member has a financial relationship and prohibits the entity from presenting or causing to be presented claims to Medicare or Medicaid for those referred services, unless an exception applies. A financial relationship is generally defined as an ownership, investment, or compensation relationship. Designated Health Services include, but are not limited to, outpatient pharmaceuticals, parenteral and enteral nutrition products, home health services, durable medical equipment, physical and occupational therapy services, and inpatient and outpatient hospital services. Among other sanctions, a civil monetary penalty of up to $15,000 may be imposed for each bill or claim for a service a person knows or should know is for a service for which payment may not be made due to the Stark Law. Such persons or entities are also subject to exclusion from the Medicare and Medicaid programs. Any person or entity participating in a circumvention scheme to avoid the referral prohibitions is liable for a civil monetary penalty of up to $100,000. A $10,000 fine may be imposed for failure to comply with reporting requirements regarding an entity’s ownership, investment and compensation arrangements for each day for which reporting is required to have been made under the Stark Law.

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

HIPAA imposes extensive requirements on the way in which healthcare providers that engage in certain actions covered by HIPAA, as well as healthcare clearinghouses (each known as “covered entities”) and the persons or entities that create, receive, maintain, or transmit protected health information (“PHI”) on behalf of covered entities (known as “business associates”) and their subcontractors, use, disclose and safeguard PHI, including requirements to protect the integrity, availability and confidentiality of electronic PHI. Many of these obligations were expanded under the Health Information Technology for Economic and Clinical Health Act (“HITECH”), passed as part of the American Recovery and Reinvestment Act of 2009. In January 2013, the Office for Civil Rights of HHS issued a final rule under HITECH that makes significant changes to the privacy, security, breach notification and enforcement regulations promulgated under HIPAA (the “Final Omnibus Rule”), and which generally took effect in September 2013. The Final Omnibus Rule enhances individual privacy protections, provides individuals new rights to their health information and strengthens the government’s ability to enforce HIPAA.

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

Importantly, the Final Omnibus Rule greatly expands the types of product- and service-related communications to patients or enrollees that will require individual authorizations by requiring individual authorization for all treatment and healthcare operations communications where the covered entity receives payment in exchange for the communication from or on behalf of a third-party whose product or service is being described. While the Office of Civil Rights of HHS has established limited exceptions to this rule where individual authorization is not required, the marketing provisions finalized in the Final Omnibus Rule could potentially have an adverse impact on our business and revenues.

If we fail to comply with HIPAA or our policies and procedures are not sufficient to prevent the unauthorized disclosure of PHI, we could be subject to liability, fines and lawsuits under federal and state privacy laws, consumer protection statutes and other laws. Criminal penalties and civil sanctions may be imposed for failing to comply with HIPAA standards either as a covered entity or business associate, and these penalties and sanctions have significantly increased under HITECH. In addition to imposing potential monetary penalties, HITECH also requires the Office of Civil Rights of HHS to conduct periodic compliance audits and empowers state attorneys general to bring actions in federal court for violations of HIPAA on behalf of state residents harmed by such violations. Several such actions have already been brought, and continued enforcement actions are likely to occur in the future.

The transactions and code sets regulation promulgated under HIPAA requires that all covered entities that engage in certain electronic transactions, directly or through a third-party agent, use standardized formats and code sets. We, in our role as a business associate of a covered entity, must conduct such transactions in accordance with such transaction rule and related regulations that require the use of operating rules in connection with HIPAA transactions. In our role as a specialty pharmacy operator, we must also conduct such transactions in accordance with such regulations or engage a clearinghouse to process our covered transactions. HHS promulgated a National Provider Identifiers (“NPI”) Final Rule that requires covered entities to utilize NPIs in all standard transactions. NPIs replaced National Association of Boards of Pharmacy numbers for pharmacies, DEA numbers for physicians and similar identifiers for other healthcare providers for purposes of identifying providers in connection with HIPAA standard transactions. Covered entities may be excluded from federal healthcare programs for violating these regulations.

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

Final regulations governing the accounting of disclosures implementing provision in HITECH are forthcoming, but have been subject to significant delay. The initial proposed rule, if finalized, would require covered entities to develop systems to monitor and record: (1) which of their employees and business associates access an individual’s electronic PHI contained in a designated record set; (2) the time and date access occurs; and (3) the action taken during the access session (e.g., modification, deletion, viewing). The final regulations could impose significant burdens on covered entities and business associates.

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

Health Reform Legislation

Congress passed major health reform legislation, including the Patient Protection and Affordable Care Act, as amended by the Healthcare and Education Reconciliation Act of 2010 (the “Health Reform Laws”), which enacted a number of significant healthcare reforms. President Donald Trump has stated his intentions to support the repeal and possible replacement of the Health Reform Laws during his term of office. While Congress has not passed repeal legislation, the Tax Cuts and Jobs Act of 2017 includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Health Reform Laws on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” Congress may consider other legislation to repeal or replace elements of the Health Reform Laws. While not all of these reforms, or their repeal or replacement, affect our business directly, they could affect the coverage and plan designs that are or will be provided by many of our health plan clients. As a result, these reforms, or their repeal or replacement, could impact many of our services and business practices. There is considerable uncertainty as to the continuation of these reforms, their repeal, or their replacement.

Managed Care Reform

In addition to health reforms enacted by the Health Reform Laws, legislation has been considered, proposed and/or enacted at the state level, aimed at providing additional rights and access to drugs to individuals enrolled in managed care plans. This legislation may impact the design and implementation of prescription drug benefit plans sponsored by our PBM health plan clients and/or the services we provide to them. Both the scope of the managed care reform proposals considered by state legislatures and reforms enacted by states to date vary greatly, and the scope of future legislation that may be enacted is uncertain.

21st Century Cures Act

The 21st Century Cures Act (“Cures Act”), enacted in December 2016, among other things implemented Average Sales Price pricing for Part B DME infusion drugs in January 2017 and delayed payment for the home infusion services necessary to administer these drugs until January 2021. Given our current understanding of the Cures Act, we do not believe that it will have a significant impact on our business.

Accreditations

We maintain accreditations from the following organizations:

•                  Accreditation Commission for Healthcare (“ACHC”): Effective July 21, 2014, we hold specialty pharmacy and infusion pharmacy accreditations from the ACHC. Under such accreditation, the ACHC reviews and assesses our activities. Areas of focus include infusion pharmacy business, infusion pharmacy continuum of care, intravenous drug mixture preparation, administration, therapy monitoring and client/patient counseling and education.

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

•                  URAC: Effective January 1, 2013, we hold a URAC specialty pharmacy accreditation, a nationally recognized and rigorous accreditation that includes a thorough review of documentation, an on-site survey for verifying compliance standards and final review by the URAC accreditation and executive committees.

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

Effective January 7, 2015, we hold a Verified Internet Pharmacy Practice Sites® (“VIPPS®”) accreditation from the NABP. This accreditation certifies that we comply with the licensing and inspection requirements of our state and each state to which we dispense pharmaceuticals. In addition, displaying the VIPPS® seal demonstrates NABP compliance with VIPPS® criteria including patient rights to privacy, authentication and security of prescription orders, adherence to a recognized quality assurance policy and provision of meaningful consultation between patients and pharmacists.

•                  Center for Pharmacy Practice Accreditation (“CPPA”): Effective January 4, 2016, we hold a CPPA certification. The CPPA recognizes pharmacies that practice efficient, high-quality patient care while promoting safe and effective medication management and distribution. With a focus on regulatory and organizational quality, the program ensures a superior level of pharmacy service to patients, prescribers, partners and payers.

•                  Health Information Trust Alliance (“HITRUST”): Effective August 22, 2016, we hold a HITRUST Common Security Framework (“CSF”) certification. CSF certification through HITRUST places us in a limited group of organizations worldwide that have met industry-defined requirements and are appropriately managing risk. Incorporating a risk-based approach, the HITRUST CSF helps healthcare organizations comply with data privacy and security regulations through a comprehensive and flexible set of prescriptive and scalable security controls. HITRUST CSF certification validates compliance with state and federal regulations, standards and frameworks.

Intellectual Property

We rely on copyright, trademark and trade secret laws, in addition to contractual restrictions, to establish and protect our proprietary rights. We have registered or applied to register a variety of our trademarks and service marks used throughout our business. DIPLOMAT SPECIALTY PHARMACY® and DIPLOMAT®, among others, are service marks registered with the U.S. Patent Trademark Office. In addition, we rely on unregistered common law trademark rights and unregistered copyrights under applicable U.S. law to distinguish and/or protect our services and branding. We believe that our trade names are becoming more recognized by many referral sources as representing a reliable, cost-effective source of specialty pharmacy services. We are not aware of any facts that could materially impact our continuing use of any of our intellectual property. We do not believe that the loss of copyrights, trademarks, or service marks would have a material adverse effect on our business.

Employees

As of December 31, 2017, we employed 2,419 persons, including 2,177 on a full-time basis and 242 on a part-time basis. Of our employees, 1,042 were corporate personnel and 1,377 were clinically focused. Most of our part-time employees are clinicians due to the nature and timing of the services we provide. We have 50 employees covered by a collective bargaining agreement, which expires on December 31, 2018.

Executive Officers of the Registrant

The following table sets forth information regarding our executive officers (ages as of December 31, 2017):

Name	Age	Position
Jeff Park	46	Interim Chief Executive Officer, Member of the Board of Directors
Atul Kavthekar	49	Chief Financial Officer and Treasurer
Joel Saban	50	President
Gary Rice	60	Executive Vice President, Operations

Jeff Park has served as our interim chief executive officer since January 2018, and has served as a director of the board of directors since June 2017. Prior to joining Diplomat, Mr. Park was the Chief Operating Officer of OptumRx, a $75 billion entity resulting from the merger of Catamaran Corporation (NASDAQ: CTRX), a major PBM services provider, and OptumRx, UnitedHealth Group’s (NYSE: UNH) free-standing pharmacy care services business from July 2015 until July 2016. Immediately prior to the merger, Mr. Park served as Catamaran’s Executive Vice President, Operations since March 2014 and previously served as its Chief Financial Officer beginning in 2006. Prior to serving as Chief Financial Officer, Mr. Park was a member of Catamaran’s board of directors and was a Senior Vice President of Covington Capital Corporation, a private equity venture capital firm he joined in 1998.

Atul Kavthekar has served as our chief financial officer and treasurer since May 2017. Mr. Kavthekar has over two decades of financial experience, including most recently at Framebridge, Inc., an ecommerce retailer, where he served as Chief Financial Officer immediately prior to joining the Company. Before joining Framebridge, Mr. Kavthekar was at LivingSocial, Inc., an e-commerce retailer, where he served as Chief Financial Officer from June 2015 to December 2016 and was responsible for overall financial and operational improvement of the business. Mr. Kavthekar also spent time as Head of Corporate Development for Sears Holding Corporation’s health and wellness division which included the Kmart Pharmacy business, from December 2013 to May 2015, and as Division CFO of e-commerce for Walgreen Co. from December 2009 to December 2013. Prior to these positions, he held a number of positions in the financial industry, focusing on investment banking and mergers and acquisitions.

Joel Saban has served as our president since August 2017. Prior to joining Diplomat, Mr. Saban served as the Executive Vice President, Pharmacy Operations at Catamaran Corp. from June 2010 until January 2016 overseeing a staff of approximately 3,200 employees of Catamaran Corp.’s retail, mail and specialty operations, as well as cost of goods contracting and vendor relations. Prior to joining Catamaran Corp., Mr. Saban was the Senior Vice President of Industry Relations at CVS/Caremark Corporation from 1997 until 2010 where he was responsible for directing brand pharmaceutical industry relations including contract negotiations and administration, financial analysis, and strategic business development, as well as evaluating opportunities, analyzing contract profitability and ensuring that contracts met company business objectives in the pharmaceutical and retail areas. Previously, Mr. Saban also served as Director of Medical and Scientific Affairs for the Alzheimer’s Association. Mr. Saban is a member of the Academy of Managed Care Pharmacy and the Pharmaceutical Care Management Association.

Gary Rice became our executive vice president of operations in 2016 and is responsible for Diplomat’s core operational management. This position builds on his previous role as senior vice president of clinical, education, and human resources, in which he was responsible for Diplomat’s clinical support services; education for patients and clients; and human resources department. Before joining Diplomat in June 2011, Mr. Rice was vice president of operations at ITSRx, where he provided operational and clinical leadership for the development of specialty and retail pharmacies. Mr. Rice also served as director of specialty clinical management for MedImpact Healthcare Systems Inc. Mr. Rice directed oncology strategy, specialty pharmacy sales management, the clinical guidance of specialty medication providers, and the clinical protocol development of 15 specialty therapy categories. Before his work at MedImpact, he was vice president of retail and ancillary services and director of pharmaceutical services at the Kelsey-Seybold Clinic in Houston, Texas.

Available information

Our Internet address is diplomat.is and our investor relations website is located at ir.diplomat.is. We make available free of charge on our investor relations website, under the heading “Financial Information,” our Annual Reports on 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports as soon as reasonably practicable after such materials are electronically filed with (or furnished to) the Securities and Exchange Commission (“SEC”). Information contained on our websites is not incorporated by reference into this Annual Report on Form 10-K. In addition, the SEC maintains an Internet site, sec.gov, that includes filings of and information about issuers that file electronically with the SEC.

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

Risks Related to the Specialty Pharmacy Industry

Our failure to anticipate or appropriately adapt to changes or trends within the specialty pharmacy industry could have a significant negative impact on our ability to compete successfully.

The specialty pharmacy industry is growing and evolving rapidly. Any significant shifts in the structure of the specialty pharmacy industry or the healthcare products and services industry in general could alter the industry dynamics and adversely affect our ability to attract or retain customers. These changes or trends could result from, among other things, a large intra- or inter-industry merger, a new entrant in the specialty pharmacy business, changes in the pricing or distribution model for specialty drugs, changes to the manner in which healthcare products or services are contracted for, a slowdown in the biotechnology pharmaceutical pipeline in our areas of expertise, consolidation of shipping carriers, or the necessary changes or unintended consequences of the Health Reform Laws or future regulatory changes. Furthermore, changes in political, economic and regulatory influences, as well as industry-wide changes in business practices, including with respect to the imposition of direct and indirect remuneration (“DIR”) fees by PBMs, may significantly affect our business. Our failure to successfully anticipate and respond to, or appropriately adapt to, evolving industry conditions or any of these changes or trends, none of which are within our control, in a timely and effective manner could have a significant negative impact on our competitive position and materially adversely affect our business, financial condition and results of operations.

Significant and increasing pressure from third-party payers to limit reimbursements and the impact of high-cost specialty drugs could materially adversely impact our profitability, results of operations and financial condition.

The continued efforts of health maintenance organizations, managed care organizations, PBMs, government programs (such as Medicare, Medicaid and other federal and state funded programs), and other third-party payers to limit pharmacy reimbursements may adversely impact our profitability. While manufacturers have increased the price of drugs, payers have generally decreased reimbursement rates as a percentage of drug cost.

We expect pricing pressures from third-party payers to continue given the high and increasing costs of specialty drugs. As a result of this industry-wide pressure, we also may see profit margins on our contracts compress, which may adversely affect our profitability.

PBMs:

Reimbursements received from PBMs are determined pursuant to agreements. Should PBMs seek to negotiate reduced reimbursement rates or to adjust reimbursement rates downward, this could negatively impact our profitability. In addition, we may not be willing to accept or otherwise restrict our participation in networks of pharmacy providers to comply with PBM demands. We also may elect not to continue or enter into participation in a pharmacy provider network if reimbursements are too low. As a result, we may lose sales, and if we are unable to replace any such lost sales, either through an increase in other sales or through participation in other pharmacy provider networks, our operating results could be materially and adversely affected.

Medicare and Medicaid:

Reimbursement from government programs is subject to a myriad of requirements, including but not limited to statutory and regulatory, administrative rulings, interpretations, retroactive payment adjustments, governmental funding restrictions, and changes to, or introduction of, legislation, all of which may materially affect the amount and timing of reimbursement payments to us. These changes may reduce our revenue and profitability on services provided to Medicare and Medicaid patients and increase our working capital requirements.

Furthermore, the utilization of Medicare Part D by cash and state Medicaid customers has resulted in increased utilization and decreased pharmacy gross margin rates. In addition, changes to Medicare Part D, such as the elimination of the tax deductibility of the retiree drug subsidy payment received by sponsors of retiree drug plans, could result in our PBM clients deciding to discontinue providing prescription drug benefits to their Medicare-eligible members. To the extent this occurs, the adverse effects of increasing customer migration into Medicare Part D may outweigh the benefits we realize from the growth of our Medicare Part D business.

Given the significant competition in the industry, we have limited bargaining power to counter payer demands for reduced reimbursement rates. If we are unable to negotiate for acceptable reimbursement rates or replace unfavorable contracts with new business on acceptable terms, our revenues and business could be adversely affected. Should we experience a loss of sales as a result of reduced reimbursement rates and are unable to appropriately adjust staffing levels in a timely and efficient manner, this may negatively impact our financial condition or results of operations.

In response to rising specialty drug prices, payers may also demand that we provide additional services, enhanced service levels and other cost savings to help mitigate the increase in drug costs. Additional services with minimal or no service fees would adversely impact our profitability. Since data-management technology and software make it challenging for us to prove specific cost savings to payers, we may be unable to demand additional service fees to offset the cost of additional services. Our inability or failure to demonstrate cost efficiencies could adversely impact a payer’s willingness to engage us, exclusively or at all, as a specialty pharmacy in the face of rising drug costs.

The amount of DIR fees charged by payers, as well as the timing of assessing such fees and the methodology in calculating such fees, may have a material adverse impact on our financial performance and, to the extent such fees are material, may limit our ability to provide accurate financial guidance for future periods.

Some payers charge certain DIR fees, often calculated and charged several months after adjudication of a claim, which adversely impacts our profitability. DIR fees is a term used by CMS to address price concessions that ultimately impact the prescription drug costs of Medicare Part D plans, but are not captured at the point of sale. Further, the timing of assessments, changes in the manner in which DIR fees are assessed and methodology in computing DIR fees may materially impact our ability to provide accurate financial guidance to investors and analysts, and may result in a future change in the estimated DIR fees we have recognized. In addition, as reimbursement pressure increases throughout the industry, the amount of DIR fees assessed may increase, which could have an adverse impact on our revenues and results of operations.

If our relationship with any of our key pharmaceutical manufacturers deteriorates, or if we are unable to create new significant relationships with other pharmaceutical manufacturers, we could lose all or a significant portion of our access to existing and future specialty drugs.

In recent years, an increasing number of pharmaceutical manufacturers has attempted to significantly limit the number of pharmacies that may dispense their drugs. Out of a total of approximately 60,000 traditional and specialty pharmacies, these manufacturers increasingly limit access to their drugs to anywhere from one to 20 specialty pharmacies, to ensure they can manage a drug’s rollout, obtain real time data, and confirm the unique patient population’s receipt of the necessary services and support to remain adherent. There are several limited-distribution drugs to which we do not have access. Access to limited-distribution drugs provides us with significant competitive advantages in developing relationships with payers and physicians. If we cannot obtain access to new limited-distribution pharmaceuticals or lose access to limited-distribution pharmaceuticals we currently distribute this could have a material and adverse impact on our business, profitability and results of operations.

We obtain access to limited-distribution drugs primarily from small to mid-size biotechnology companies, many of whom are bringing their first or second drug to market. We incur significant expense, time and opportunity cost to educate and assist emerging small and mid-size biotechnology manufacturers in bringing these products to the marketplace without any guarantee of a successful drug launch or future sales. The failure to monetize these relationships could adversely impact our profitability and our prospects.

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

Our three largest revenue producing specialty drugs we dispense represented 34 percent, 29 percent and 30 percent of our revenues in 2017, 2016 and 2015, respectively. Our 10 largest revenue producing specialty drugs we dispense represented 51 percent, 51 percent and 55 percent of our revenues in 2017, 2016 and 2015, respectively. If the use of these specialty drugs were to decline due to clinical ineffectiveness or as a result of the introduction of more effective alternatives, and we are unable to obtain access to high growth alternative specialty drugs, our revenues would be adversely affected. Loss of revenues from our three largest revenue producing specialty drugs without access to alternative high growth specialty drugs could have a material adverse effect on our revenues in the short term.

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

The three leading specialty pharmacies, which operate as divisions within each of Express Scripts, CVS Caremark and Walgreens, have significantly greater market share, resources and purchasing power than we do. Express Scripts and CVS Caremark also benefit from their services as PBMs to several healthcare organizations, and CVS Caremark and Walgreens also benefit from their retail and urgent care locations. As we increase in scale and market share, or provide additional healthcare services (including PBM services), we expect more direct competition for certain drugs, payer and patient access, and services from these three companies. Many of our constituents are well informed and can easily move between us and our competitors. These factors together with the impact of the competitive marketplace or other significant differentiating factors between us and our competitors may make it difficult for us to retain existing business.

Further, several other traditional pharmacies with significant resources are attempting to build, acquire, or partner with specialty pharmacies due to the double-digit growth anticipated in spending on specialty prescription drugs compared to flat to low-single digit growth in spending on traditional prescription drugs. There are also many smaller specialty pharmacies and other entities in the healthcare industry that provide limited specialty pharmacy services; while such entities presently compete with us to a lesser extent, they may be able to invest significant resources, through acquisition or otherwise, to compete with us on a larger scale.

Moreover, many of the hospital pharmacies for which we provide patient management services may acquire a competing specialty pharmacy business or start their own specialty pharmacy business and thereby become competitors. In addition, many of our PBM customers have their own specialty pharmacy businesses, and to the extent certain of our products can be obtained internally, these customers could reduce or cease doing business with us. Our failure to maintain and expand relationships with payers and PBM companies, who can effectively determine the pharmacy source for their members, could materially and adversely affect our competitive position and prospects.

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

Risks related to the PBM Industry

The PBM marketplace is very competitive, which could compress our margins and impair our ability to attract and retain clients. Our failure to effectively differentiate our products and services from those of our competitors could magnify the impact of the competitive environment.

Significant competition in the PBM marketplace generates greater client demand for lower pricing, increased revenue sharing and enhanced product and service offerings. These competitive factors apply pressure on operating margins and cause many PBMs to reduce the prices charged for core products and services while sharing with clients a greater portion of the rebates and related revenues received from pharmaceutical manufacturers.

In this regard, we maintain contractual relationships that provide for purchase discounts and/or rebates on drugs dispensed by pharmacies in our retail network and by our specialty and mail order pharmacies (all or a portion of which may be passed on to clients). Rebates from manufacturers often depend on a PBM’s ability to meet contractual market share, formulary or other requirements, including in some cases the placement of a manufacturer’s products on the PBM’s or client’s formularies. If the discounts or rebates provided by pharmaceutical manufacturers decline, our business and financial results could be adversely affected. In addition, we also maintain contractual relationships with participating pharmacies that provide for discounts on retail transactions for generic and brand name drugs dispensed by pharmacies in our retail network. If we lose our relationship with one or more of the larger pharmacies in our network, or if the retail discounts provided by network pharmacies decline, our business and financial results could be adversely affected.

To succeed in the highly competitive PBM marketplace, we must differentiate our products and services by demonstrating enhanced value to our clients. Unless we can attract new clients and demonstrate enhanced value through innovative product and service offerings to retain and cross-sell additional products and services to our existing clients, we may be unable to remain competitive.

If we fail to identify and implement new ways to mitigate pricing pressures or maintain positive trends, this could negatively impact our ability to attract or retain clients or sell additional services, which could negatively impact our margins and have a material adverse effect on our business and results of operations.

The possibility of client losses and/or the failure to win new business.

PBM businesses generate revenues primarily by contracting with clients to provide prescription drugs and related healthcare services to plan members. PBM client contracts often have terms of approximately three years in duration. In some cases, however, PBM clients may negotiate a shorter or longer contract term or may require early or periodic renegotiation of pricing prior to expiration of a contract. Our PBM clients can easily move between our competitors and often seek competing bids prior to expiration of their contracts. In addition, the reputational impact of a service-related incident could negatively affect our business. These factors, either individually or in the aggregate, together with the impact of competitive pressures, could make it difficult for us to attract new clients, retain existing clients and cross-sell additional services, which could result in an adverse effect on our business and financial results.

Furthermore, the PBM industry has been impacted by consolidation activity that may continue in the future. In the event one or more of our PBM clients is acquired by an entity that obtains PBM services from a competitor, we may be unable to retain all or a portion of our clients’ business. Because of this, we continually face challenges in competing for new PBM business and retaining or renewing our existing PBM business.

There can be no assurance that we will be able to win new business or secure renewal business on terms as favorable to us as the present terms. The loss of business, or a material change in the terms, could adversely impact our business, profitability or financial results.

Entry into disadvantageous contracts for our claims processing or clinical services could negatively impact our business. We provide claims processing and clinical services to clients on either a fixed amount per transaction or percentage of expenditure basis. When contracting for these services, we may not be able to contract at rates that ensure such transactions will be profitable. In the event of errors in services provided, Diplomat may have exposure in excess of the value to Diplomat of the claim processed. Should we enter into a significant number of unprofitable contracts or experience sizeable errors in providing our services, this may have an adverse impact on our profitability and results of operations.

If significant changes occur within the pharmacy provider marketplace, or if other issues arise with respect to our pharmacy networks, including the loss of or adverse change in our relationship with one or more key pharmacy providers, our business and financial results could be impaired.

The entry of one or more large pharmacy chains into the PBM business in addition to the current pharmacy chain competitors, the consolidation of existing pharmacy chains or increased leverage or market share by the largest pharmacy providers, could increase the likelihood of negative changes in our relationship with such pharmacies. Changes in the overall composition of our pharmacy networks, or reduced pharmacy access under our networks, could have a negative impact on our claims volume and/or our competitiveness in the marketplace, which could cause us to fall short of certain guarantees in our contracts with clients or otherwise impair our business or results of operations.

Risks related to our Business

We may not be able to effectively execute our acquisition strategy or successfully integrate acquired businesses.

We have completed several significant acquisitions in recent years. The success of an acquisition, will depend, in part, on our ability to successfully combine and integrate. It is possible that any integration process could result in any of the following risks which, individually or in aggregate, may have a material adverse effect on our business, affect our ability to achieve, or result in difficulties in realizing, the anticipated financial or strategic benefits and cost savings of an acquisition: the loss of key employees; higher than expected costs; diversion of management attention or capital from other uses; disruption of ongoing businesses or inconsistencies in standards, controls, procedures and policies; impairment of existing relationships with our employees, distributors, suppliers, customers, or other constituents or those of the acquired companies; difficulty in integrating acquired operations, including restructuring and realigning activities, personnel, technologies, information and data security and products; and assumption of known and unknown liabilities, some of which may be difficult or impossible to quantify. In addition, acquiring entities and the integration in to our operations may require significant capital expenditures, increased indebtedness and non-cash impairment charges relating to acquired assets. If we experience difficulties with the integration process, the anticipated benefits of an acquisition may not be realized fully, or at all, or may take longer to realize than expected. These integration matters could have an adverse effect during any transition period and on the combined company for an undetermined period after completion of an acquisition.

We will continue to review strategic acquisition opportunities that will enhance our market position, expand our services, expertise and drug access, add value to our constituents, and/or provide sufficient synergies. Strategic transactions, including the pursuit of such transactions, often require significant up-front costs and require significant resources and management attention. These significant up-front costs relate to the assessment, due diligence, negotiation and execution of the transaction. We may also incur additional costs to retain key employees as well as transaction fees and costs related to executing our integration plans.

Sales of shares of our common stock after the expiration of the LDI acquisition lock-up period may cause the market price of our common stock to fall.

In connection with the acquisition of LDI, we issued 4,113,188 shares of our common stock upon the closing of the transaction. We are required to file a registration statement with the Securities and Exchange Commission for the benefit of the sellers with respect to the resale of such common stock. The sellers entered into a subscription agreement which restricts them from selling or otherwise transferring (subject to limited exceptions) our common stock acquired pursuant to the LDI acquisition as follows: no sales or transfers prior to March 20, 2018; sales or transfers of up to 50 percent of such holder’s common stock between March 20, 2018 and June 20, 2018; and no restrictions after June 20, 2018. A significant number of shares of our common stock may be sold following the end of the foregoing restrictions.

Such sales of our common stock could have the effect of depressing the market price for our common stock. The market price of our common stock could decline significantly as a result of sales of a large number of shares of our common stock in the market. These sales, or the perception that these sales might occur, could cause the market price of our common stock to decline. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

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

•                  changes in the reimbursement policies of payers.

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

We have significant outstanding debt following the acquisition of LDI, which could adversely affect us, including by decreasing our business flexibility and increasing our interest expense. Our debt service obligations will reduce the funds available for other business purposes, and the terms and covenants relating to our current and future indebtedness could adversely impact our financial performance and liquidity. Failure to meet our debt service obligations could have a material adverse effect on our business, financial condition and results of operations.

We had outstanding indebtedness of $738.3 million under our credit facility at December 31, 2017. As of such date, we could incur up to an additional $61.7 million in indebtedness under our credit facility and we may be permitted to incur additional indebtedness under specified conditions. We have substantially increased the amount of our outstanding indebtedness compared to our recent historical indebtedness amounts, which could have the effect, among other things, of reducing our flexibility to respond to changing business and economic conditions and increasing our interest expense.

Our increased debt service obligations may require us to dedicate significant cash flow from operations to the payment of principal, interest and other amounts payable on our debt, which would reduce the funds available for other business purposes, and may create competitive disadvantages for us relative to other companies with lower debt levels. Our ability to meet our cash requirements, including our debt service obligations, is dependent upon our ability to maintain our operating performance, which will be subject to general economic and competitive conditions and to financial, business and other factors, many of which are beyond our control.

We cannot provide assurance that our business will generate sufficient cash flow from operations to fund our cash requirements and debt service obligations. Our failure to generate sufficient operating cash flow to pay our debts could have a material adverse effect on us.

If our operating results, cash flow or capital resources prove inadequate, or if interest rates rise significantly, we could face liquidity constraints. If we are unable to service our debt or experience a significant reduction in our liquidity, we could be forced to reduce or delay planned capital expenditures and other initiatives (including acquisitions), sell assets, restructure or refinance our debt or seek additional equity capital, and such transactions may not be available on terms acceptable to us or at all. We may in the future need to raise substantial additional financing to fund working capital, capital expenditures, debt service requirements, debt refinancing, acquisitions or other general corporate requirements. This may make us more vulnerable in the event of a downturn in our business. Our ability to arrange additional financing or refinancing will depend on, among other factors, our financial position and performance, as well as prevailing market conditions and other factors beyond our control. Furthermore, any of these actions may not be sufficient to allow us to service our debt obligations or may have an adverse impact on our business. There can be no assurance that we will be able to obtain additional financing or refinancing and failure to obtain such additional financing or refinancing could have a material adverse impact on our operations.

In addition, we will have additional exposure to interest rate risk because our debt obligations are at variable interest rates. We currently do not maintain hedging contracts that would limit our exposure to variable rates of interest. However, in the future we may use derivatives, such as interest rate swaps, to fix the effective rate paid on all or a portion of our debt obligations. The use of derivatives, including interest rate swaps, is a highly specialized activity that involves certain risks, including counterparty risk. If a counterparty defaults, we would not be able to use the anticipated net receipts under the derivative contract to offset our interest payments. In addition, the impact of the use of derivatives will fluctuate dependent upon movements in market interest rates.

We may incur or assume significantly more debt in the future. If we incur more debt in the future and do not retire existing debt, the risks described above could increase.

Our existing debt agreements limit our ability to take certain actions, which may impact our ability to obtain additional financing or refinancing on terms acceptable to us, or at all, or access the credit markets when needed.

Our credit facility contains covenants requiring us to, among other things, provide financial and other information reporting, and provide notice upon certain events. These covenants also place restrictions on our ability to incur additional indebtedness, pay dividends or make other distributions, redeem or repurchase capital stock, make investments and loans, and enter into certain transactions, including selling assets, engaging in mergers or acquisitions, or engaging in transactions with affiliates. If we fail to satisfy one or more of the covenants under our credit facility, we would be in default thereunder, and may be required to repay such debt with capital from other sources or otherwise not be able to draw down against our line of credit. Under such circumstances, other sources of capital may not be available to us on reasonable terms or at all. Our inability to refinance existing indebtedness or otherwise access the credit markets for any reason, whether due to market conditions or otherwise, could have a material adverse effect on our business and results of operations and your investment in our common stock.

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

Over the past several years our business has grown significantly, and we aim to continue to expand the scope of our operations, both organically and through strategic acquisitions. Growth in our operations will place significant demands on our management, financial and other resources. We cannot be certain that our current systems, procedures, controls and space will adequately support expansion of our operations, and we may be unable to expand or upgrade our systems or infrastructure to accommodate future growth. Our future operating results will depend on the ability of our management and key employees to successfully maintain our independence and corporate culture, preserve the effectiveness of our high-touch patient care model, manage changing business conditions, and implement and improve our technical, administrative, financial control and reporting systems. Our inability to finance future growth, manage future expansion, or hire and retain the personnel needed to manage our business successfully could have a material adverse effect on our business and prospects.

We receive a significant amount of prescription drugs from one wholesaler and two manufacturers. The loss of any of these relationships could disrupt our business and adversely impact our revenues for one or more fiscal quarters.

Specialty drug purchases from AmerisourceBergen, a drug wholesaler, Celgene and Pharmacyclics, pharmaceutical manufacturers, represented 41 percent, 17 percent and 14 percent, respectively, of cost of products sold in 2017, 49 percent, 13 percent and 10 percent, respectively, of cost of products sold in 2016 and 50 percent, 12 percent and 9 percent, respectively, of cost of products sold in 2015. Our amended contract with AmerisourceBergen expires September 30, 2018, and can be terminated by, among other things, either party’s material breach that continues for 30 days. The agreement provides for negotiated discounts that differ by drug classification, and any permitted reclassification of products by AmerisourceBergen to a lower discount category could have an adverse impact on our gross profit. In addition, the amended contract also commits us to a minimum purchase obligation per contract year of approximately $2.0 billion to maintain these current negotiated discounts. Failure to meet this minimum purchase obligation would result in significant additional expense without corresponding revenues.  Furthermore, AmerisourceBergen has a long-term relationship with one of the largest specialty pharmacy companies in the country, which could adversely impact our relationship with AmerisourceBergen. Our significant competitors may obtain better discounts from AmerisourceBergen or other wholesalers, which could impair our competitiveness.

Our amended agreement with Celgene expires June 30, 2019, and can be terminated by either party without cause upon 90 days prior written notice, or earlier in the event of a material breach. Unlike the specialty drugs we purchase from AmerisourceBergen, the specialty drugs we purchase from Celgene are not available from any other source.

Our agreement with Pharmacyclics automatically renews annually, and can be terminated by either party without cause upon 90 days prior written notice, or earlier in the event of a material breach. Unlike the specialty drugs we purchase from AmerisourceBergen, the specialty drugs we purchase from Pharmacyclics are not available from any other source.

The loss of any of these relationships, the failure by the suppliers to fulfill our purchase orders on a timely basis or at all, or a contractual dispute could significantly disrupt our business and adversely impact our revenues for one or more fiscal quarters. In the event of a contractual dispute, we could become involved in litigation, the outcome of which may be uncertain or difficult to predict and could result in our incurrence of substantial costs regardless of the outcome. These agreements also limit our ability to distribute competing drugs, while allowing the supplier to distribute through other channels.

Security breaches or other failures or disruptions of our information technology systems, our information security systems and our infrastructure to support our business and to protect the privacy and security of sensitive customer and business information could materially adversely affect our business.

Many aspects of our operations are dependent on our communications and information systems and the information collected, processed, stored and handled by these systems. Throughout our operations, we receive, retain and transmit certain highly confidential information, including personal health information, personally identifiable information and other data that our customers and other constituents provide to purchase products or services, enroll in programs or services, register on our websites, interact with our personnel, or otherwise communicate with us. In addition, for these operations, we depend, in part, on the secure transmission of confidential information over public networks. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance, or other disruptions. Although we have not historically experienced a major systems failure or security breach, our information systems are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses and security breaches including credit card information breaches, vandalism, catastrophic events and human error. Like most companies that conduct business in part over the internet, we rely on the availability and connectivity of the internet, which is out of our control.

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

We have developed significant relationships with clinical experts and key opinion leaders at physician groups and universities throughout the U.S. who are focused on oncology, immunology, specialty infusion therapy, hepatitis and multiple sclerosis, involved in significant research projects related to specialty drugs, and who are high-volume prescribers of specialty drugs. Our failure to provide quality and timely services to such persons and their patients could impair our relationship, which could result in a loss of existing patients, future referrals on existing and future drugs and pharmaceutical industry data (including the anticipated drug pipeline), and therefore materially adversely impact our business and prospects.

The success of our hub services depends on the willingness of participants in the specialty pharmacy system to continue outsourcing work and on our reputation for independent, high-quality service.

Our success in providing hub services depends on the ability and willingness of participants in the specialty pharmacy system to outsource the services we provide. Accordingly, a general downturn in the specialty pharmacy industry, or healthcare industry more generally, could materially harm our hub services offerings. In addition, demand for our hub services may be affected by our customers’ perceptions regarding outsourcing as a whole. For example, other hub services companies could engage in conduct or fail to detect malfeasance that could render our customers less willing to do business with us or any hub services company. If any such event causing industry-wide reputational harm were to occur, even though outside our control, confidence in the industry generally could be impaired and the willingness of our customers to outsource services to organizations that provide hub services like ours could diminish.

Moreover, demand for our hub services depends to a significant extent on the trust our customers place in us and our reputation for independent, high-quality service. To maintain client satisfaction and compliance, we keep certain information and software systems, infrastructure, and employees “firewalled” from our specialty pharmacy and pharmacy benefit management activities. In the event that our protocols or procedures are not followed, or contain undetected errors or defects that are subsequently discovered by us, our customers or a third party, our reputation with current and potential customers could be harmed. If one or more of the foregoing events were to occur, it could have a material adverse effect on our business, financial condition and results of operations.

Significant disruptions to infrastructure or any of our facilities due to failure of technology or some other catastrophic event could adversely impact our business.

Our distribution centers, call centers, data centers and corporate facilities depend on the local infrastructure and the uninterrupted operation of our computerized dispensing systems and our electronic data processing systems. Significant disruptions at any of these facilities or due to failure of technology or any other failure or disruption to these systems or to the infrastructure due to natural disasters, severe weather conditions, fire, electrical outage, acts of terrorism or malice, war, health epidemics or pandemics, global political and economic developments, or some other catastrophic event or the prospect of these events, could, temporarily or indefinitely, significantly reduce, or partially or totally eliminate, our ability to process and dispense prescriptions and provide products and services to our clients and members.

Many of the prescriptions we distribute are distributed from a single facility or stored at a single storage site. Loss or damage to a distribution facility or storage site due to a natural disaster or other catastrophic event could cause interruptions or delays in our business and loss of inventory and adversely affect our ability to deliver products to meet patient demands or contractual requirements, which may result in a loss of revenue and other adverse business consequences. Because of the time required to approve and license a distribution facility a third-party manufacturer may not be available on a timely basis to replace distribution capabilities in the event we lose distribution capabilities due to natural disaster, regulatory action or otherwise. Such natural disasters or catastrophic events could materially and adversely affect the U.S. economy in general and the healthcare industry specifically. For example, in the event of a natural disaster, bioterrorism attack, pandemic or other extreme events, we could face, among other things, significant medical costs and increased use of healthcare services. Any such disaster or similar event could have a material adverse effect on our results of operations, financial position and cash flows.

Our disaster recovery plan is currently limited and has yet to be tested by a real-world catastrophic event. As a result, we do not know how our disaster recovery plan will function, if at all, should such an event occur. In addition, we have made significant acquisitions in recent years that remain to be integrated, and may not be able to fully implement our disaster recovery plan, or at all, in the event of a natural disaster or other catastrophic event. Even though we believe we carry commercially reasonable business interruption and liability insurance, that protects us in certain events for a limited period of time, we might suffer losses because of business interruptions that exceed the coverage available under our insurance policies or for which we do not have coverage and our business interruption insurance may not adequately compensate us for losses that may occur. If a significant portion of our facilities was destroyed or our operations were interrupted for any extended period, our business, financial condition, and operating results would be harmed.

A disruption in our operations could hurt our relations with our constituents and significantly impact our results of operations.

Our business is dependent on a number of different operations, products and processes, many of which involve third parties. A disruption in our business operations could result from, among other things, contamination of drugs or a failure to maintain appropriate shipment and storage conditions, including maintenance of our coolers for products that require refrigeration, an error in order processing, the unavailability of services provided by our suppliers, vendors or shipping carriers, labor strikes, or unanticipated disruptions at our dispensing facilities, call centers, data centers, or corporate facilities, which could have a material adverse effect on our business and results of operations.

We are highly dependent on our senior management and key employees. Competition for our employees is intense, and we may not be able to attract and retain the highly skilled employees that we need to support our business and our anticipated future growth or effectively plan for succession.

Our success largely depends on the skills, experience and continued efforts of our management. We have recently appointed new key executives, including our interim chief executive officer, president and chief financial officer, and we may expect to hire or promote additional key management team members. Furthermore, we intend to grow the business significantly, which will depend on our ability to continue to attract, motivate and retain highly qualified individuals in key management, pharmacist, nursing and similar roles. Competition for senior management and other key personnel is intense, and the pool of suitable candidates is limited. In addition, the realization of the expected benefits from our recent, and potentially future, acquisitions will depend to some extent on our ability to retain key employees from the entities we have acquired or may acquire in the future. If we fail to provide sufficient incentives to motivate and retain our key executives, our business and prospects may suffer. If we lose the services of one or more of our key employees, we may not be able to find a suitable replacement and our business could be materially adversely affected.

In January 2018, we appointed an interim chief executive officer, Jeff Park, replacing our co-founder, chief executive officer and chairman of the board of directors, Philip Hagerman, who had led our company throughout its history of more than 40 years. Our ability to implement effective succession planning is a key factor for our long-term success. Failure to effectively transfer knowledge and facilitate smooth transitions for key employees could adversely affect our long-term strategic planning and execution, and the morale and productivity of the workforce could be disrupted, all of which may adversely affect our business, financial condition, operating results and prospects.

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

The specialty pharmacy and PBM industries are highly litigious and future litigation or other proceedings could subject us to significant monetary damages or penalties or require us to change our business practices, which could impair our reputation and result in a material adverse effect on our business.

We are subject to risks relating to litigation, enforcement actions, regulatory proceedings, government inquiries and investigations, and other similar actions in connection with our business operations, including the dispensing of pharmaceutical products by our specialty and home delivery pharmacies, claims and complaints related to the various regulations to which we are subject, services rendered in connection with our disease management activity and our pharmacy benefits management services. While we are currently not subject to any material litigation of this nature, such litigation is not unusual in our industry. Further, while certain costs are covered by insurance, we may incur uninsured costs related to the defense of such proceedings that could be material to our financial performance. In addition, as a public company, any material decline in the market price of our common stock may expose us to purported class action lawsuits that, even if unsuccessful, could be costly to defend or indemnify (to the extent not covered by insurance) and a distraction to management. See Item 3, “Legal Proceedings” for information regarding a purported class action against the Company and certain current and former executive officers and a shareholder derivative suit. If one or more of these proceedings or any future proceeding has an unfavorable outcome, we cannot provide any assurance it would not have a material adverse effect on our business and results of operations, including our ability to attract and retain clients as a result of any negative reputational impact of such an outcome.

Furthermore, unexpected volatility in insurance premiums or retention requirements or claims in excess of our insurance coverage could have a material adverse effect on our business and results of operations.

We are self-insured for medical benefits, creating significant exposure to fluctuations in the number and severity of claims, which may lead to volatility in our expenditures and could materially and adversely affect our financial condition and results of operations.

The Company has recently implemented a self-insured medical plan. Because we are self-insured for a significant portion of our claims exposure and related expenses, our insurance and claims expense may be volatile. Although we have established liabilities based on our claims expectations, we have minimal experience establishing such liabilities. As a result, actual claims, costs and expenses may exceed our estimates. If the frequency and/or severity of claims increase, our expenditures could increase and the results of operations could be adversely affected. The timing of the incurrence of these costs could significantly and adversely impact our operating results. Significant increases in healthcare costs related to medical inflation, claims experience, current and future federal and state laws and regulations, and other cost components that are beyond our control could significantly increase the costs of our self-insured medical plan or require us to adjust the level of benefits offered to our employees. In the future, changes to healthcare eligibility, design, and cost structure may significantly increase our healthcare coverage costs, which could have an adverse impact on our business and operating costs, and could materially adversely affect our financial condition and results of operations.

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

We support hospitals that participate in the 340B Drug Pricing Program (“340B Program”). In recent years, the 340B Program has faced increased scrutiny from Congress, federal agencies and pharmaceutical manufacturers. In light of the publication or proposed regulatory guidance and future changes to the 340B Program, the revenues we derive from hospital services could be adversely impacted.

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

Although we are not direct participants in the 340B Program and related services accounted for less than 0.1 percent of our revenues in each of the years ended December 31, 2017, 2016 and 2015, our involvement with hospitals that are covered entities could cause reputational harm as a result of increased controversy regarding the 340B Program. In addition, if hospitals decrease their utilization of the 340B Program, whether due to regulatory changes or increased scrutiny, such decrease would impact revenue from this business.

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

It is possible that the pharmaceutical industry or regulators may evaluate and/or develop an alternative pricing reference to replace average wholesale price (“AWP”), which is the pricing reference used for many pharmaceutical purchase agreements, retail network contracts, specialty payer agreements and other contracts with third party payers in connection with the reimbursement of specialty drug payments. Future changes to the use of AWP or to other published pricing benchmarks used to establish pharmaceutical pricing, including changes in the basis for calculating reimbursement by federal and state health programs and/or other payers, could impact our pricing arrangements. The effect of these possible changes on our business cannot be predicted at this time.

Risks Related to Federal and State Laws and Regulations

We operate in a highly regulated industry and must comply with a significant number of complex and evolving requirements. Changes in state and federal government regulations could restrict our ability to conduct our business and cause us to incur significant costs.

The marketing, sale and purchase of pharmaceuticals and medical supplies and provision of healthcare services generally are extensively regulated by federal and state governments. In addition, other aspects of our business are also subject to government regulation. The applicable regulatory framework is complex, and the laws are very broad in scope. Many of these laws remain open to interpretation and have not been addressed by substantive court decisions. Accordingly, we cannot assure you that our interpretation would prevail or that one or more government agencies will not interpret the applicable laws and regulations differently. Changes in the law or new interpretations of existing law can have a dramatic effect on our operations, our cost of doing business and the amount of reimbursement we receive from governmental third-party payers such as Medicare and Medicaid. If we fail to comply with the laws and regulations directly applicable to our business, we could suffer civil and/or criminal penalties, and we could be excluded from participating in Medicare, Medicaid and other federal and state healthcare programs, which could have an adverse impact on our business.

Some of the healthcare laws and regulations that apply to our activities include:

•                  The federal Anti-Kickback Statute prohibits individuals and entities from knowingly and willfully paying, offering, receiving or soliciting money or anything else of value in order to induce the referral of patients, or to induce a person to purchase, lease, order, arrange for, or recommend services or goods covered in whole or in part by Medicare, Medicaid, or other federal healthcare programs. The Anti-Kickback Statute is an intent-based statute and the failure of a business arrangement to satisfy all elements of a safe harbor will not necessarily render the arrangement illegal, but it may subject that arrangement to increased scrutiny by enforcement authorities. Any violation of the Anti-Kickback Statute can lead to significant penalties, including criminal penalties, civil fines and exclusion from participation in Medicare and Medicaid.

•                  The Stark Law prohibits physicians from ordering Designated Health Services for Medicare and Medicaid patients from any entity with which the physicians or their immediate family members have a “financial relationship” (i.e., an ownership, investment, or compensation relationship), and prohibits the entity from presenting or causing to be presented claims to Medicare or Medicaid for those referred services, unless an exception applies. The Stark Law is a broad prohibition on certain business relationships, with detailed exceptions. However, unlike the Anti-Kickback Statute under which an activity may fall outside a safe harbor and still be lawful, a referral for Designated Health Services that does not fall within an exception is strictly prohibited by the Stark Law. A violation of the Stark Law is punishable by civil sanctions, including significant fines and exclusion from participation in Medicare and Medicaid.

•                  Legislation regulating PBM activities in a comprehensive manner has been and continues to be considered in a number of states. In the past, certain organizations, such as the National Association of Insurance Commissioners (“NAIC”), an organization of state insurance regulators, have considered proposals to regulate PBMs and/or certain PBM activities, such as formulary development and utilization management. While the actions of the NAIC would not have the force of law, it may influence states to adopt model legislation that such organizations promulgate. Certain states have adopted PBM registration and/or disclosure laws that require complying with applicable disclosure requirements mandating disclosure of various aspects of financial practices, including those concerning pharmaceutical company revenue, as well as prescribing processes for prescription switching programs and client and provider audit terms. As more states consider similar legislation, it will be difficult to manage the distinct requirements of each.

•                  Changes in existing federal or state laws or regulations or the adoption of new laws or regulations relating to patent term extensions, purchase discount and rebate arrangements with pharmaceutical manufacturers, or other PBM services could also reduce the discounts or rebates we receive. Additionally, changes in, or the adoption of, new laws or regulations relating to claims processing and billing, including our ability to collect network administration, technology and transmission fees, could adversely impact our profitability.

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

•                  Pharmacy benefits managers must obtain state licenses and comply with various insurance regulations to operate. If we are unable to maintain our licenses or if states place burdensome regulations on pharmacy benefits managers, this could limit or affect our ability to operate in some states.

•                  ERISA and related regulations regulate many aspects of a pharmacy benefit mangers contractual relationships with their clients. The failure of our PBMs to comply with ERISA requirements could result in fines and loss of reputation. In addition, some states attempt to enact laws which impose fiduciary status on PBMs under certain circumstances which could have a negative effect on the PBMs margins.

•                  Many states impose “any willing provider”, “MAC” and “due process” laws on pharmacy benefit managers which can affect a PBM’s ability to manage certain aspects of the PBMs pharmacy network, including reimbursement to pharmacies.

•                  Pharmacy benefits managers that participate in the Medicare Part D Prescription Drug Program are subject to increasing federal regulations, including certain pricing restrictions and additional compliance requirements. Such participation can result in increased costs to the PBM as well as increased risk of running afoul of the related regulations.

•                  Federal and state investigations and enforcement actions continue to focus on the healthcare industry, scrutinizing a wide range of items such as joint venture arrangements, referral and billing practices, product discount arrangements, home healthcare services, dissemination of confidential patient information, clinical drug research trials and gifts for patients.

•                  Various governmental agencies have conducted investigations and audits in to PBM business practices, and many of these investigations and audits have resulted in those PBMs agreeing to civil penalties, including the payment of money and corporate integrity agreements. We cannot predict what effect, if any, such governmental investigations and audits may ultimately have on us or on the PBM industry in general. We may experience additional government scrutiny and audit activity which may result in the payment or offset of prior reimbursement from the government.

We are subject to the provisions of Medicare and Medicaid and we may be subject to civil penalties for knowingly making or causing to be made false claims or false records or statements to obtain reimbursement or for failure to return overpayments.

The federal False Claims Act (the “False Claims Act”) imposes civil penalties for knowingly making or causing to be made false claims or false records or statements with respect to governmental programs, such as Medicare and Medicaid, to obtain reimbursement or for failure to return overpayments. If we are subject to a civil penalty in regard to our Medicare and Medicaid billing or reimbursement practices, this could result in the possibility of substantial financial liabilities, which may adversely impact our results of operations. Furthermore, criminal statutes similar to the False Claims Act provide that if a corporation is convicted of presenting a claim or making a statement it knows to be false, fictitious or fraudulent to any federal agency, the corporation may be fined. Conviction under these statutes may also result in exclusion from participation in federal and state healthcare programs. Many states have also enacted laws similar to the False Claims Act, some of which may include criminal penalties, substantial fines and treble damages, all of which could negatively impact our business and results of operations.

Regulatory changes relating to Medicare Part D and our failure to comply with CMS regulatory requirements could adversely impact our business and our results of operations.

The administration of Medicare Part D is complex and any failure to effectively execute the provisions of Medicare Part D may have an adverse effect on our business and our results of operations. In addition, there are many uncertainties about the financial and regulatory risks of participating in Medicare Part D, and we can give no assurance these risks will not materially adversely impact our business and results of operations.

The receipt of federal funds made available through Medicare Part D by our affiliates, our clients or us is subject to compliance with, among other things, the Medicare regulations and established laws and regulations governing the federal government’s payment for healthcare goods and services, including the anti-kickback laws and the federal False Claims Act. If we do not comply with material contractual or regulatory obligations, including, for example, during CMS audits or client audits in cases where we provide PBM services to Medicare Part D sponsors, recoupment, monetary penalties and/or applicable sanctions, including suspension of enrollment and marketing or debarment from participation in Medicare programs, could be imposed.

Furthermore, the adoption or promulgation of new or more complex regulatory requirements or changes in the interpretation of existing regulatory requirements, in each case, associated with Medicare may require us to incur significant compliance-related costs, including requiring substantial investments in the personnel and technology necessary to administer our Medicare Part D operations, which could adversely impact our business and our results of operations.

Legislative or regulatory policies in the U.S. designed to manage healthcare costs or alter healthcare financing practices or changes to government policies in general may adversely impact our business and results of operations.

From time to time, legislative and/or regulatory proposals are made in the U.S. that seek to manage the cost of healthcare, including prescription drug cost. Such proposals include changes in reimbursement rates, restrictions on rebates and discounts, restrictions on access or therapeutic substitution, limits on more efficient delivery channels, taxes on goods and services, price controls on prescription drugs and other significant healthcare reform proposals, including their repeal or replacement. Further, more exacting regulatory policies and requirements may cause a rise in costs, labor and time to meet all such requirements. We are unable to predict whether any such policies or proposals will be enacted, or the specific terms thereof. Certain of these policies or proposals, if enacted, could have a material adverse impact on our business.

Our business operations involve the substantial receipt and use of confidential health information concerning individuals. A failure to adequately protect any of this information could result in severe harm to our reputation and subject us to significant liabilities, each of which could have a material adverse effect on our business.

Most of our activities involve the receipt or use of PHI concerning individuals. We also use aggregated and de-identified data for research and analysis purposes, and in some cases, provide access to such de-identified data to pharmaceutical manufacturers, payers, and third-party data aggregators and analysts. We believe our de-identified data is proprietary and we expect our future operations will include additional services regarding the de-identified data we accumulate to take greater advantage of our relationships with data-driven pharmaceutical manufacturers.

There is substantial regulation at the federal and state levels addressing the use, disclosure and security of patient identifiable health information. At the federal level, HIPAA and the regulations issued thereunder impose extensive requirements governing the transmission, use and disclosure of health information by all participants in healthcare delivery, including physicians, hospitals, insurers and other payers. Many of these obligations were expanded under HITECH, passed as part of the American Recovery and Reinvestment Act of 2009. Failure to comply with standards issued pursuant to federal or state statutes or regulations may result in criminal penalties and civil sanctions. In addition to regulating privacy of individual health information, HIPAA includes several anti-fraud and abuse laws, extends criminal penalties to private healthcare benefit programs and, in addition to Medicare and Medicaid, to other federal healthcare programs, and expands the Office of Inspector General’s authority to exclude persons and entities from participating in the Medicare and Medicaid programs. Further, future regulations and legislation that severely restrict or prohibit our use of patient identifiable or other information could limit our ability to use information critical to the operation of our business. If we violate a patient’s privacy or are found to have violated any federal or state statute or regulation with regard to confidentiality or dissemination or use of PHI, we could be liable for significant damages, fines, or penalties and suffer severe reputational harm, each of which could have a material adverse effect on our business, results of operations and prospects. These risks may become more prominent as we provide additional services related to our de-identified data.

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

Certain federal, state and local environmental regulations and health and safety laws and regulations are applicable to our business, including the management of hazardous substances, storage and transportation of possible hazardous materials, and various other disclosure and procedure requirements that may be promulgated by the Occupational Safety and Health Administration or the Environmental Protection Agency that may apply to our operations.

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

With respect to our PBM business the Health Reform Laws impose certain transparency requirements related to the healthcare insurance exchanges and healthcare coverage for Americans in general. The Health Reform Laws impact our business in a variety of ways and long-term impacts remain unclear with respect to the implementation of certain components of the Health Reform Laws and related regulatory guidance. Known impacts include an increase in utilization of the pharmacy benefit by a newly enrolled population with an unknown risk profile, compliance obligations stemming from increased state and federal government involvement in the healthcare marketplace, shifting claims liability from plan sponsors to third-party administrators for certain women’s preventive benefits, data reporting obligations to support health plan issuers and insurers operating in the healthcare exchanges and general market reforms prohibiting the use of many factors traditionally used to establish premiums and adjustments implemented by health plan sponsors and health insurance providers.

Tax matters, including the changes in corporate tax rates, disagreements with taxing authorities and imposition of new taxes could impact our results of operations and financial condition.

We are subject to income and other taxes in the U.S. and our operations, plans and results are affected by tax and other initiatives. On December 22, 2017, the Tax Cuts and Jobs Act (H.R. 1) (the “Tax Act”) was signed into law by President Trump. The Tax Act contains significant changes to corporate taxation, including reduction of the corporate tax rate from 35 percent to 21 percent, limitation of the tax deduction for interest expense to 30 percent of earnings (except for certain small businesses), limitation of the deduction for net operating losses to 80 percent of current year taxable income and elimination of net operating loss carrybacks, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits. For existing deferred tax balances for which we were able to determine an impact and those which we were able to determine a reasonable estimate, we recognized an income tax benefit of $7.8 million, which is included as a component of income tax benefit for the year ended December 31, 2017. We re-measured these deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future. As we have not yet completed our accounting for the effect of the changes in the Tax Act, such completion could result in a material impact on our income tax expense and deferred tax balances during 2018.

We are also subject to regular reviews, examinations, and audits by the Internal Revenue Service and other taxing authorities with respect to our taxes. Although we believe our tax estimates are reasonable, if a taxing authority disagrees with the positions we have taken, we could face additional tax liability, including interest and penalties. There can be no assurance that payment of such additional amounts upon final adjudication of any disputes will not have a material impact on our results of operations and financial position.

We also need to comply with new, evolving or revised tax laws and regulations. Changes in the application or interpretation of the Tax Act may have an adverse effect on our business or on our results of operations.

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

•                  limit shareholders from calling special meetings of shareholders;

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

These provisions may frustrate or prevent any attempts by our shareholders to replace or remove our current management by making it more difficult for shareholders to replace members of the Board of Directors, which is responsible for appointing members of our management. Any matters requiring the approval of our shareholders will be significantly impacted by the Hagerman family (as defined below), which may have interests that differ from those of our other shareholders. See “Philip Hagerman, a director and our former chairman and chief executive officer, has significant influence on the outcome of matters submitted for shareholder approval and they may have interests that differ from those of our other shareholders.”

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

Philip Hagerman, a director and our former chairman and chief executive officer, has significant influence on the outcome of matters submitted for shareholder approval and he may have interests that differ from those of our other shareholders.

Philip Hagerman and various trusts affiliated with or for the benefit of Philip Hagerman or his wife (the “Hagerman family”) beneficially own approximately 26.9 percent of our common stock as of February 28, 2018. Therefore, the Hagerman family will continue to have significant influence over the outcome of votes on all matters requiring approval by shareholders, including the election of directors, the adoption of amendments to our articles of incorporation and bylaws, and approval of a sale of the Company and other significant corporate transactions. Furthermore, the interests of the Hagerman family may be different than the interests of other shareholders. This concentration of voting power could also have the effect of delaying, deterring, or preventing a change in control or other business combination that might otherwise be beneficial to our shareholders.

ITEM 1.B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

We own a 599,383 square foot distribution facility in Flint, Michigan, which also contains our corporate headquarters. We believe that our headquarters and the other facilities described below are suitable and adequate for our current business needs.

The following table lists information regarding each of our major properties as of December 31, 2017:

Location	Square Footage	Facility Description	Owned/Leased
Flint, MI	599,383	Headquarters and main distribution facility	Owned
Omaha, NE	50,594	Office space	Owned
Creve Coeur, MO	34,156	Office space	Leased (expires Aug. 31, 2022)
Bellevue, NE	30,200	Office space	Owned
Chantilly, VA	18,018	Office space	Leased (expires Dec. 31, 2020)
Bannockburn, IL	15,364	Office space	Leased (expires Mar. 31, 2023)
Cincinnati, OH	15,147	Specialty pharmacy	Leased (expires Jun. 30, 2025)
Woburn, MA	11,641	Specialty pharmacy	Leased (expires Dec. 31, 2027)
Boothwyn, PA	11,400	Specialty and retail pharmacy	Leased (expires Oct. 31, 2026)
Flint, MI	10,366	Specialty and wholesale pharmacy	Owned
Ronkonkoma, NY	8,400	Specialty pharmacy	Leased (expires Jul. 31, 2021)
Cincinnati, OH	8,205	Office space	Leased (expires May 31, 2025)
Cincinnati, OH	8,100	Office space	Leased (expires Dec. 31, 2018)
Ontario, CA	7,280	Specialty pharmacy	Leased (expires Mar. 14, 2020)
Urbandale, IA	7,050	Specialty pharmacy	Leased (expires Apr. 30, 2021)
Flint, MI	7,000	Specialty and retail pharmacy	Owned
Greensboro, NC	7,000	Specialty pharmacy	Leased (expires Apr. 30, 2024)
Raleigh, NC	6,032	Office space	Leased (expires Jun. 30, 2019)
Raleigh, NC	5,872	Specialty pharmacy and office space	Leased (expires Nov. 30, 2018)
Carlsbad, CA	5,825	Specialty pharmacy	Leased (expires Dec. 31, 2024)
Scottsdale, AZ	5,792	Specialty pharmacy	Leased (expires Jun. 9, 2021)
Van Nuys, CA	5,747	Specialty pharmacy and office space	Leased (expires Nov. 30, 2018)
Cincinnati, OH	5,710	Office space	Leased (expires Sep. 30, 2019)
Beltsville, MD	5,625	Specialty pharmacy	Leased (expires Mar. 31, 2022)
Enfield, CT	4,664	Specialty pharmacy	Leased (expires Dec. 17, 2018)
Richardson, TX	4,147	Specialty pharmacy	Leased (expires Jul. 31, 2021)
Sunrise, FL	3,640	Specialty pharmacy	Leased (expires Apr. 30, 2023)
Buffalo Grove, IL	3,408	Specialty pharmacy	Leased (expires May 31, 2021)

The Company leases multiple facilities (ranging from 400 to 2,000 square feet) in the mid-Atlantic and southeast regions of the U.S. for use as specialty infusion suites. Most of these specialty infusion suite leases have one-year terms and automatically renew for additional one-year terms unless either party gives written notice of termination.

ITEM 3.  LEGAL PROCEEDINGS

On November 10, 2016, a putative class action complaint was filed in the U.S. District Court for the Eastern District of Michigan against Diplomat Pharmacy, Inc. and certain officers of the Company. Following appointment of lead plaintiffs and lead counsel, an amended complaint was filed on April 11, 2017. The amended complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 in connection with public filings made between February 29, 2016 and November 2, 2016 (the “potential class period”). The plaintiff seeks to represent a class of shareholders who purchased stock in the potential class period. The complaint seeks unspecified monetary damages and other relief. The Company filed a motion to dismiss the amended complaint on May 24, 2017. The court issued an order denying the Company’s motion to dismiss on January 19, 2018. The Company filed a motion for reconsideration of its motion to dismiss on February 2, 2018. The Company believes the complaint and allegations to be without merit and intends to vigorously defend itself against the action. The Company is unable at this time to determine whether the outcome of the litigation would have a material impact on its results of operations, financial condition or cash flows.

On February 10, 2017, the Company’s Board of Directors (the “Board”) received a demand letter from a purported shareholder containing allegations similar to those contained in the putative class action complaint described above. The letter demanded that the Board take action to remedy the alleged violations. In response, the Board established a Special Independent Committee of its disinterested and independent members to investigate the claims. Subsequently, on June 2, 2017, the shareholder filed a putative shareholder’s derivative lawsuit in the Michigan Circuit Court for the County of Genesee regarding the same matters alleged in the demand letter. The complaint names the Company as a nominal defendant and names a number of the Company’s current and former officers and directors as defendants. The complaint seeks unspecified monetary damages and other relief. In connection with the ongoing Special Independent Committee investigation, on July 20, 2017, by agreement between the Company and the shareholder, the court ordered a stay of legal proceedings for 90 days, after which time by further agreement of the Company and the shareholder, the court has extended the stay until April 3, 2018. The Company is unable at this time to determine whether the outcome of the litigation would have a material impact on its results of operations, financial condition or cash flows.

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

PART II

ITEM 5.            MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The following table sets forth for the periods indicated the high and low closing sale prices per share of our common stock as reported on the New York Stock Exchange:

	2017		2016
Quarter	High	Low	High	Low

First	$15.95	$12.50	$35.62	$25.21
Second	$18.84	$14.06	$35.00	$28.14
Third	$21.78	$14.43	$37.76	$27.00
Fourth	$21.57	$14.63	$29.06	$12.50

On February 27, 2018, we had 74,069,226 shares of common stock, no par value, outstanding and 80 holders of record of our common stock. A substantially greater number of holders are beneficial owners whose shares are held of record by banks, brokers and other nominees. The transfer agent and registrar for our common stock is Computershare Trust Company, N.A.

Dividends

We currently expect to retain all future earnings, if any, for use in the operation and expansion of our business. Any determination to declare and pay cash dividends on our common stock in the future will be made at the discretion of our Board of Directors and will depend on our results of operations, financial performance and condition, capital requirements, contractual restrictions under our credit facility, restrictions imposed by applicable law and other factors that our Board of Directors may deem relevant. We do not anticipate paying cash dividends on our common stock for the foreseeable future.

Issuer Purchases of Equity Securities

There have been no repurchases of our common stock either on the open market or by private transaction during the quarter ended December 31, 2017.

Performance Graph

The following graph compares the total cumulative stockholder return on our common stock with the total cumulative return of the S&P 500 Index and the S&P Small Cap 600 Index during the period commencing on October 10, 2014, the initial trading day of our common stock, and ending on December 31, 2017. The graph assumes that $100 was invested at the beginning of the period in our common stock and in each of the comparative indices, and the reinvestment of any dividends. Historical stock price performance should not be relied upon as an indication of future stock price performance.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with the information under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes in “Item 8. Financial Statements and Supplementary Data” (“Item 8”) of this Annual Report on Form 10-K. Results of operations and the fair values of assets and liabilities from acquired businesses are included from their respective acquisition dates forward. See Note 3 of Item 8 for further business acquisition details.

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(Dollars in thousands, except per share amounts)
Consolidated Statements of Operations Data
Net sales	$4,485,230	$4,410,388	$3,366,631	$2,214,956	$1,515,139
Cost of products sold	(4,136,552)	(4,085,560)	(3,103,392)	(2,074,817)	(1,426,112)
Gross profit	348,678	324,828	263,239	140,139	89,027
Selling, general and administrative expenses	(330,113)	(277,751)	(217,302)	(127,556)	(77,944)
Income from operations	18,565	47,077	45,937	12,583	11,083
Other (expense) income:
Interest expense	(10,716)	(6,573)	(5,239)	(2,528)	(1,996)
Equity loss and impairment of non-consolidated entities	—	(4,659)	—	(6,208)	(1,055)
Change in fair value of redeemable common shares	—	—	—	9,073	(34,348)
Termination of existing stock redemption agreement	—	—	—	(4,842)	—
Other	213	370	308	1,128	196
Total other expense	(10,503)	(10,862)	(4,931)	(3,377)	(37,203)
Income (loss) before income taxes	8,062	36,215	41,006	9,206	(26,120)
Income tax benefit (expense)	7,126	(11,195)	(16,234)	(4,655)	—
Net income (loss)	15,188	25,020	24,772	4,551	(26,120)
Less net loss attributable to noncontrolling interest	(322)	(3,253)	(1,004)	(225)	—
Net income (loss) attributable to Diplomat Pharmacy, Inc.	15,510	28,273	25,776	4,776	(26,120)
Net income allocable to preferred shareholders	—	—	—	458	—
Net income (loss) allocable to common shareholders	$15,510	$28,273	$25,776	$4,318	$(26,120)

Net income (loss) per common share:
Basic	$0.23	$0.43	$0.42	$0.12	$(0.79)
Diluted	$0.23	$0.42	$0.41	$0.11	$(0.79)

Weighted average common shares outstanding:
Basic	68,130,322	65,970,396	60,730,133	36,012,592	33,141,500
Diluted	68,780,053	68,047,723	63,096,951	38,553,995	33,141,500

	As of December 31,
	2017	2016	2015	2014	2013
	(Dollars in thousands)
Consolidated Balance Sheet Data
Total assets	$1,940,423	$1,099,254	$1,001,579	$390,086	$211,777
Total debt	738,250	150,255	117,000	—	88,164
Total shareholders’ equity (deficit)	749,501	613,724	515,546	168,727	(77,782)

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(Per prescription information in dollars)
Other Data (unaudited)
Prescriptions dispensed	910,000	981,000	911,000	797,000	722,000

Net sales per prescription dispensed	$4,917	$4,487	$3,683	$2,770	$2,090
Gross profit per prescription dispensed	$367	$325	$280	$167	$116

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in thousands, except per share, per patient and per prescription data)

Overview

We are the largest independent provider of specialty pharmacy services in the U.S. We are focused on improving the lives of patients with complex chronic diseases while also delivering unique solutions for manufacturers, hospitals, payers and providers. Our patient-centric approach positions us at the center of the healthcare continuum for treatment of complex chronic diseases. We offer a broad range of innovative solutions to address the dispensing, delivery, dosing and reimbursement of clinically intensive, high-cost specialty drugs (many of which can cost more than $100,000 per patient, per year) and a wide range of applications and PBM services designed to help our customers reduce the cost and manage the complexity of their prescription drug programs. We have expertise across a broad range of high-growth specialty therapeutic categories, including oncology, immunology, specialty infusion therapy, hepatitis, multiple sclerosis and many other serious or long-term conditions. We dispense to patients in all U.S. states and territories through our advanced distribution centers and manage centralized clinical call centers to deliver localized services on a national scale. Diplomat opened its doors in 1975 as a neighborhood pharmacy with one essential tenet: “Take good care of patients and the rest falls into place.” Today, that tradition continues—always focused on improving patient care and clinical adherence.

Our revenues are derived from: (i) customized care management programs we deliver to our patients, including the dispensing of their specialty medications and (ii) PBM services that we provide to our customers. Because the therapeutic disease states primarily addressed by our specialty pharmacy services generally require multiyear or lifelong therapy, our focus on complex chronic diseases helps drive recurring revenues and sustainable growth. Our specialty pharmacy services revenue growth is primarily driven by manufacturer price inflation, new drugs coming to market, new indications for existing drugs, volume growth with current clients, and the addition of new clients. For the years ended December 31, 2017, 2016 and 2015, we derived more than 99 percent of our revenue from the dispensing of drugs and the reporting of data associated with those dispenses to pharmaceutical manufacturers and other outside companies. Going forward, we expect an aging population and attendant increase in prescription spending to drive demand for our PBM services.

Our recent and historical revenue growth has largely been driven by our position as a leader in the oncology, immunology, specialty infusion, hepatitis and multiple sclerosis therapeutic categories. For the years ended December 31, 2017, 2016 and 2015, we generated approximately 94 percent, 93 percent and 92 percent, respectively, of our revenues in these categories.

We expect our revenue growth to continue to be driven by a highly visible and recurring base of prescription volume and revenues, favorable demographic trends, advanced clinical developments, expanding drug pipelines, earlier detection of chronic diseases, improved access to medical care, mix shift toward higher-cost specialty drugs and manufacturer price increases. In addition, we believe our expanding breadth of services, our growing penetration with new customers and our access to limited-distribution drugs will help us achieve sustainable revenue growth in the future. Further, we believe that limited distribution is becoming the delivery system of choice for many specialty drug manufacturers because it is conducive to smaller patient populations, facilitates high patient engagement, clinical expertise and elevated focus on service, and because it allows for real-time patient-specific (albeit de-identified) data. Accordingly, we believe our current portfolio of more than 100 limited-distribution drugs, all of which are commercially available, is important to our revenue growth. For our PBM services, we expect our revenue to be propelled by rising drug prices and a growth in specialty drug spend, as well a shift in the marketplace of drug coverage from a medical benefit to a pharmacy benefit, and the increasing complexity and required support for Medicare Part D programs.

We also provide specialty pharmacy support services to hospitals and health systems. Through many of these partners, we earn revenue by providing clinical and administrative support services on a fee-for-service basis to help them dispense specialty medications. Our other revenue in 2017, 2016 and 2015 was derived from these services provided to hospital pharmacy partners.

Recent Developments

LDI Holding Company, LLC

On December 20, 2017, we acquired LDI Holding Company, LLC, doing business as LDI Integrated Pharmacy Services (“LDI”) for a total acquisition price of $600,388, excluding related acquisition costs. Included in the total acquisition price is $521,300 in cash and 4,113,188 restricted shares of our common stock, fair valued at $79,088 as of the acquisition date. LDI is a full-service pharmacy benefit manager (“PBM”) based in St. Louis, Missouri. LDI’s service offerings include URAC-accredited mail-order and specialty pharmacies, a national network of retail pharmacies, and comprehensive clinical programs.

Debt Financing

On December 20, 2017, in conjunction with the LDI acquisition, we fully syndicated an $800,000 debt financing led by JPMorgan Chase Bank, N.A. and Capital One, comprised of a $250,000 line of credit and a $150,000 Term Loan A, each with a December 20, 2022 maturity date, and a $400,000 Term Loan B with a December 20, 2024 maturity date. The proceeds of this credit facility were used to finance the LDI acquisition, pay related transaction fees and expenses, and repay the former credit facility, as well as provide sufficient liquidity for our future needs. We incurred debt issuance costs of $21,507 associated with the credit facility.

Pharmaceutical Technologies, Inc.

On November 27, 2017, we acquired Pharmaceutical Technologies, Inc., doing business as National Pharmaceutical Services (“NPS”), for a total acquisition price of $47,190, excluding related acquisition costs. Included in the total acquisition price is $34,437 in cash and 835,017 restricted shares of our common stock, fair valued at $12,753 as of the acquisition date. NPS is a fully-integrated, nationwide pharmacy benefit manager based in Omaha, Nebraska.

Focus Rx Pharmacy Services Inc. and Focus Rx Inc.

On September 1, 2017, we acquired Focus Rx Pharmacy Services Inc. and Focus Rx Inc. (collectively, “Focus”) for a total acquisition price of $24,975, excluding related acquisition costs. Included in the total acquisition price is $17,252 in cash, 374,297 restricted shares of our common stock, fair valued at $5,643 as of the acquisition date, and contingent consideration of up to $1,500 in cash per performance period to the former holders of Focus’ equity interests based upon the achievement of certain gross margin targets in each of the 12-month periods ending September 30, 2018 and 2019, which was fair valued at $2,080 as of the acquisition date. Focus is a specialty pharmacy focusing on infusion services located in Ronkonkoma, New York.

Accurate Rx Pharmacy Consulting, LLC

On July 5, 2017, we acquired Accurate Rx Pharmacy Consulting, LLC (“Accurate”) for a total acquisition price of $13,164, excluding related acquisition costs. Included in the total acquisition price is $9,408 in cash, 131,108 restricted shares of our common stock, fair valued at $1,776 as of the acquisition date, and contingent consideration of up to $3,600 in cash per performance period to the former holders of Accurate’s equity interests based upon the achievement of certain gross margin targets in each of the 12-month periods ending July 31, 2018 and 2019, which was fair valued at $1,980 as of the acquisition date. Accurate is a specialty pharmacy focusing on infusion services located in Columbia, Missouri.

WRB Communications, LLC Acquisition

On May 8, 2017, we acquired WRB Communications, LLC (“WRB”) for a total acquisition price of $31,625, excluding related acquisition costs. Included in the total acquisition price is $26,804 in cash, 299,325 restricted shares of our common stock, fair valued at $4,291 as of the acquisition date, and contingent consideration of up to $500 in cash per performance period to the former holders of WRB’s equity interests based upon the achievement of certain earnings before interest, taxes, depreciation and amortization targets in each of the 12-month periods ending May 31, 2018 and 2019, which was fair valued at $530 as of the acquisition date. WRB is a communications and contact center company based in Chantilly, Virginia that specializes in relationship-management programs for leading pharmaceutical manufacturers and service organizations.

Comfort Infusion, Inc. Acquisition

On March 22, 2017, we acquired Comfort Infusion, Inc. (“Comfort”) for a total acquisition price of $14,413, excluding related acquisition costs. Included in the total acquisition price is $10,613 in cash, and contingent consideration of up to $2,000 in cash per performance period to the former holders of Comfort’s equity interests based upon the achievement of certain gross profit targets in each of the 12-month periods ending March 31, 2018, 2019 and 2020, which was fair valued at $3,800 as of the acquisition date. Comfort is a specialty pharmacy and infusion services company based in Birmingham, Alabama that specializes in intravenous immune globulin therapy to support patients’ immune systems.

Affinity Biotech, Inc. Acquisition

On February 1, 2017, we acquired Affinity Biotech, Inc. (“Affinity”) for a total acquisition price of $17,412, excluding related acquisition costs. Included in the total acquisition price is $17,377 in cash, and contingent consideration of up to $4,000 in cash to the former holders of Affinity’s equity interests based upon the achievement of a certain earnings before interest, taxes, depreciation and amortization target in the 12-month period ending February 28, 2018, which was fair valued at $35 as of the acquisition date. Affinity is a specialty pharmacy and infusion services company based in Houston, Texas that provides treatments and nursing services for patients with hemophilia.

Key Performance Metrics

We regularly review a number of metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends, formulate financial projections and make strategic decisions:

	Year Ended December 31,
	2017	2016	2015
Prescriptions dispensed	910,000	981,000	911,000

Net sales per prescription dispensed	$4,917	$4,487	$3,683
Gross profit per prescription dispensed	$367	$325	$280

Prescription Data (rounded to the nearest thousand)

Prescriptions dispensed represent prescriptions filled and dispensed by Diplomat to patients or, in rare cases, to physicians. Our volume for the year ended December 31, 2017 was 910,000 prescriptions dispensed, a 7 percent decrease compared to 981,000 prescriptions dispensed for the year ended December 31, 2016. These volume decreases were due to contracts that were not renewed, a business decision to exit dispensing certain high-volume, but low-profit, drugs and a decrease in hepatitis C volume, partially offset by the contributions of our recent acquisitions, new drugs to the market or newly dispensed by us, growth in patients from current payers and physician practices, and the addition of patients from new payers and physician practices.

Our volume for the year ended December 31, 2016 was 981,000 prescriptions dispensed, an 8 percent increase compared to 911,000 prescriptions dispensed for the year ended December 31, 2015. The volume increase was due to the contribution of our acquisitions, new drugs to the market or newly dispensed by us, growth in patients from current payers and physician practices, and the addition of patients from new payers and physician practices. These volume increases were partially offset by a decrease in prescriptions serviced for retailers, the loss of non-specialty dispenses resulting from the sale of our compounding business in September 2015, and a business decision to exit dispensing certain high-volume, but low-profit, drugs.

Other Metrics

Other key metrics used in analyzing our business are net sales per prescription dispensed and gross profit per prescription dispensed. Net sales per prescription dispensed represent total prescription revenue from prescriptions dispensed by Diplomat divided by the number of prescriptions dispensed by Diplomat. Gross profit per prescription dispensed represents gross profit from prescriptions dispensed by Diplomat divided by the number of prescriptions dispensed by Diplomat. Total prescription revenue from prescriptions dispensed includes all revenue collected from patients, third-party payers and various patient assistance programs, as well as revenue collected from pharmaceutical manufacturers for data and other services directly tied to the actual dispensing of their drug(s). Gross profit represents total prescription revenue from prescriptions dispensed less the cost of the drugs purchased, including performance-related rebates paid by manufacturers to us, which are recorded as a reduction to cost of products sold.

Components of Results of Operations

Net Sales

Revenue for a dispensed prescription is recognized at the time of shipment for home delivery and at prescription adjudication (which approximates the fill date) for patient pick-up at open-door or retail pharmacy locations. We can earn revenue from multiple sources for any one claim, including the primary insurance plan, the secondary insurance plan, the tertiary insurance plan, the patient copay and patient assistance programs. Prescription revenue also includes revenue from pharmaceutical manufacturers and other outside companies for data reporting or additional services rendered for dispensed prescriptions. Service revenue is primarily derived from fees earned by us from hospital pharmacies for patient support that is provided by us to those non-Diplomat pharmacies to dispense specialty drugs to patients. The hospital pharmacies dispense the drug and pay us a service fee for clinically and administratively servicing their patients.

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

Other Expense

Other expense primarily consists of interest expense associated with our debt, and equity losses and impairments of non-consolidated entities.

RESULTS OF OPERATIONS

The following table provides consolidated statements of operations data for each of the years presented:

	Year Ended December 31,
	2017	2016	2015
Net sales	$4,485,230	$4,410,388	$3,366,631
Cost of products sold	(4,136,552)	(4,085,560)	(3,103,392)
Gross profit	348,678	324,828	263,239
SG&A	(330,113)	(277,751)	(217,302)
Income from operations	18,565	47,077	45,937
Other (expense) income:
Interest expense	(10,716)	(6,573)	(5,239)
Equity loss and impairment of non-consolidated entities	—	(4,659)	—
Other	213	370	308
Total other expense	(10,503)	(10,862)	(4,931)
Income before income taxes	8,062	36,215	41,006
Income tax benefit (expense)	7,126	(11,195)	(16,234)
Net income	15,188	25,020	24,772
Less net loss attributable to noncontrolling interest	(322)	(3,253)	(1,004)
Net income attributable to Diplomat Pharmacy, Inc.	$15,510	$28,273	$25,776

Year Ended December 31, 2017 vs. Year Ended December 31, 2016

Net Sales

Net sales for the year ended December 31, 2017 were $4,485,230, a $74,842 or 1.7 percent increase, compared to $4,410,388 for the year ended December 31, 2016. This increase was the result of approximately $294,000 from the impact of manufacturer price increases, approximately $272,000 of net sales from our recent acquisitions, approximately $127,000 from drugs that were new in the past 12 months and approximately $70,000 of net sales from increased volume and mix associated with existing payer contracts. These increases were partially offset by a decrease of approximately $460,000 due to contracts that were not renewed in 2017, as well as a decrease of approximately $229,000 in hepatitis C drug sales versus the prior year period.

Cost of Products Sold

Cost of products sold for the year ended December 31, 2017 was $4,136,552, a $50,992 or 1.2 percent increase, compared to $4,085,560 for the year ended December 31, 2016. This increase was primarily the result of the same factors that drove the increase in our net sales over the same period. Cost of goods sold was 92.2 percent and 92.6 percent of net sales for the years ended December 31, 2017 and 2016, respectively. The increase in gross margin from 7.4 percent to 7.8 percent for the years ended December 31, 2016 and 2017, respectively, was primarily attributable to the continued growth of our specialty infusion therapeutic category and the impact of our LDI, NPS and WRB acquisitions, all of which have higher margins than our legacy operations.

SG&A

SG&A for the year ended December 31, 2017 were $330,113, a $52,362 increase, compared to $277,751 for the year ended December 31, 2016. Total employee cost increased by $26,947, inclusive of $18,783 of employee expense for our recently acquired entities. The remaining increase in employee cost was primarily attributable to the increased clinical and administrative complexity associated with our mix of both acquired and organic business. Changes in fair values of contingent consideration were $3,675 and $(8,922) for the years ended December 31, 2017 and 2016, respectively, leading to a period-over-period increase of $12,597. Amortization expense from definite-lived intangible assets associated with our acquired entities increased $9,990. The remaining increase was in various other SG&A including insurance, legal fees and other miscellaneous expenses. These increases were partially offset by the nonrecurrence of a $4,804 impairment expense recognized during the third quarter of 2016 to fully impair the definite-

lived intangible assets associated with Primrose Healthcare, LLC (“Primrose”). As a percent of net sales, SG&A, excluding the changes in fair values of contingent consideration and the Primrose impairment, accounted for 7.3 percent for the year ended December 31, 2017 compared to 6.4 percent for the year ended December 31, 2016. This increase is primarily attributable to the increase in acquisition-related amortization, the increased operating complexity associated with both of our PBM acquisitions and new drugs and our expansion into more service based offerings, partially offset by operating efficiencies.

Other Expense

Other expense for the years ended December 31, 2017 and 2016 was $10,503 and $10,862, respectively. Interest expense increased by $4,143 as we fully drew down our $25,000 deferred draw term loan at the end of the first quarter of 2017 and entered into a new financing arrangement during the fourth quarter of 2017, which increased our outstanding debt and caused us to expense $1,380 of debt issuance costs in accordance with debt modification accounting standards. We recognized a $4,659 impairment during the year ended December 31, 2016 to write down our cost method investment in Physician Resource Management, Inc. (“PRM”) to net realizable value.

Income Tax Benefit (Expense)

Income tax benefit (expense) for the years ended December 31, 2017 and 2016 was $7,126 and $(11,195), respectively. The Tax Cuts and Jobs Act (the “Tax Act”) was enacted on December 22, 2017, which reduces the U.S. federal corporate tax rate from 35 percent to 21 percent. We recognized a $7,828 income tax benefit during the fourth quarter of 2017 due to the Tax Act’s impact of reducing our net deferred tax liability. In the absence of the Tax Act, our effective tax rates for the years ended December 31, 2017 and 2016 would have been 9 percent and 31 percent, respectively. Income taxes for the years ended December 31, 2017 and 2016 included the recognition of excess tax benefits related to share-based awards, which favorably impacted the effective tax rates by 37 percent and 11 percent, respectively.

Year Ended December 31, 2016 vs. Year Ended December 31, 2015

Net Sales

Net sales for the year ended December 31, 2016 were $4,410,388, a $1,043,757 or 31 percent increase, compared to $3,366,631 for the year ended December 31, 2015. The increase was primarily the result of organic growth, including approximately $256,000 of additional revenue from drugs that were new to the market in 2016 and approximately $241,000 from the impact of price increases. The remaining organic growth was primarily the result of a more favorable mix of those drugs that existed a year ago, partially offset by a shift in hepatitis C drug mix from those drugs that existed a year ago to new drugs and increased DIR fees. Acquisitions contributed approximately $476,000 to the increase.

Cost of Products Sold

Cost of products sold for the year ended December 31, 2016 was $4,085,560, a $982,168 or 32 percent increase, compared to $3,103,392 for the year ended December 31, 2015. The increase was primarily the result of the same factors that drove the increase in our net sales over the same period. Cost of products sold was 92.6 percent and 92.2 percent of net sales for the years ended December 31, 2016 and 2015, respectively. The reduction in gross margin from 7.8 percent to 7.4 percent for the years ended December 31, 2015 and 2016, respectively, was primarily due to: a continued shift in mix towards higher priced but lower percent margin drugs; lower growth and lower margins in our specialty infusion therapeutic category; increased DIR fees; the September 2015 sale of our low profit, but high margin, compounding business; and the recognition of a $2,407 inventory loss due to a cooler failure at one of our pharmacy locations during the fourth quarter of 2016.

SG&A

SG&A for the year ended December 31, 2016 were $277,751, a $60,449 increase, compared to $217,302 for the year ended December 31, 2015. Total employee cost increased by $35,974 and includes the employee expense for our acquired entities. The increased employee expense was primarily attributable to the 8 percent increase in dispensed prescription volume, combined with the increased clinical and administrative complexity associated with our mix of business. We also experienced a $13,925 increase in amortization expense from definite-lived intangible assets associated with our acquired entities, a $4,804 impairment expense to fully impair the definite-lived intangible assets associated with Primrose, a $3,544 increase in bad debt expense, and a $1,250 early termination fee associated with a software licensing agreement. The remaining increase was in all other SG&A to support our growth including software licenses, travel, freight and other miscellaneous expenses. These increases were partially offset by a $15,590 decrease in changes in fair value of contingent consideration related to our acquisitions. As a percent of net sales, SG&A, excluding the change in fair value of contingent consideration and the Primrose impairment, accounted for 6.4 percent of net sales for the year ended December 31, 2016 compared to 6.3 percent for the year ended December 31, 2015.

Other Expense

Other expense for the years ended December 31, 2016 and 2015 was $10,862 and $4,931, respectively. We recognized a $4,659 impairment during the year ended December 31, 2016 to write down our cost method investment in Physician Resource Management, Inc. (“PRM”) to net realizable value. Interest expense increased by $1,334 as our term loan was outstanding for all of 2016 versus only nine months of 2015.

Income Tax Expense

Income tax expense for the years ended December 31, 2016 and 2015 was $11,195 and $16,234, respectively, resulting in effective tax rates of 31 percent and 40 percent, respectively. Income tax expense for the year ended December 31, 2016 included the recognition of excess tax benefits related to share-based awards, which favorably impacted the 2016 effective tax rate by 11 percent.

Liquidity and Capital Resources

Our primary uses of cash include funding our ongoing working capital needs, business acquisitions, acquiring and maintaining property and equipment and internal use software, and debt service. Our primary source of liquidity for our working capital is cash flows generated from operations. At various times during the course of the year, we may be in an operating cash usage position, which may require us to use our short-term borrowings. We continuously monitor our working capital position and associated cash requirements and explore opportunities to more effectively manage our inventory and capital spending. As of December 31, 2017 and 2016, we had $84,251 and $7,953, respectively, of cash and cash equivalents. We had $188,250 and $39,255 outstanding on our line of credit at December 31, 2017 and 2016, respectively. Our available liquidity under our line of credit was $61,750 and $129,908 at December 31, 2017 and 2016, respectively.

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

The following table provides cash flow data for each of the years presented:

	Year Ended December 31,
	2017	2016	2015
Net cash provided by operating activities	$135,254	$31,326	$29,447
Net cash used in investing activities	(633,319)	(85,967)	(311,573)
Net cash provided by financing activities	574,363	34,994	291,769
Net increase (decrease) in cash and cash equivalents	$76,298	$(19,647)	$9,643

Cash Flows from Operating Activities

Cash flows from operating activities consists of net income, adjusted for noncash items, and changes in various working capital items, including accounts receivable, inventories, accounts payable and other assets/liabilities.

The $103,928 increase in cash provided by operating activities for the year ended December 31, 2017 compared to the year ended December 31, 2016 was due to a $106,269 change in net working capital inflows and a $7,491 increase in noncash adjustments to net income, partially offset by a $9,832 decrease in net income.

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

The $547,352 increase in cash used in investing activities during the year ended December 31, 2017 compared to the year ended December 31, 2016 was primarily related to a $555,911 increase in cash used to acquire businesses, partially offset by a $9,090 decrease in spending on capitalized software.

The $225,606 decrease in cash used in investing activities during the year ended December 31, 2016 compared to the year ended December 31, 2015 was primarily related to a $226,340 decrease in cash used to acquire businesses.

Cash Flows from Financing Activities

Our primary financing activities have consisted of debt borrowings and repayments, payment of debt issuance costs, proceeds from stock option exercises, proceeds from capital stock offerings and payments made to repurchase capital stock and stock options.

The $539,369 increase in cash provided by financing activities during the year ended December 31, 2017 compared to the year ended December 31, 2016 was primarily due to increased borrowings associated with our LDI acquisition. We received $575,000 in long-term debt proceeds during 2017, partially offset by long-term debt repayments of $136,000 and debt issuance payments of $21,507 during 2017. We also had a $109,740 increase in year-over-year net proceeds from our line of credit.

The $256,775 decrease in cash provided by financing activities during the year ended December 31, 2016 compared to the year ended December 31, 2015 was primarily related to the non-recurrence of the following 2015 activities: $187,988 in net proceeds from our follow-on public offering and $120,000 in proceeds from the fully drawn term loan from our former credit facility (described below), partially offset by $36,298 in payments made to repurchase stock options.

Excess Tax Benefits Related to Share-Based Awards

For accounting principles generally accepted in the U.S. (“U.S. GAAP”) purposes, share-based compensation expense associated with stock options is based upon recognition of the grant date fair value over the vesting period of the option. For income tax purposes, share-based compensation tax deductions associated with nonqualified stock option exercises and repurchases are based upon the difference between the stock price and the exercise price at time of exercise or repurchase. Prior to our January 1, 2016 adoption of Financial Accounting Standards Board’s Accounting Standards Update No. 2016-09, Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), in instances where share-based compensation expense for income tax purposes was in excess of share-based compensation expense for U.S. GAAP purposes, which had predominately been the case for us, U.S. GAAP required that the tax benefit associated with this excess expense be recorded to shareholders’ equity to the extent that it reduced cash taxes payable. During the year ended December 31, 2015, we recorded excess tax benefits related to share-based awards of $20,805 as an increase to shareholders’ equity.

Prior to our adoption of ASU 2016-09, U.S. GAAP also required that excess tax benefits related to share-based awards be reported as a decrease to cash flows from operating activities and as an increase to cash flows from financing activities. We reported $20,805 of excess tax benefits related to share-based awards as a decrease to cash flows from operating activities and as an increase to cash flows from financing activities for the year ended December 31, 2015.

Debt

On December 20, 2017, in conjunction with the LDI acquisition, we fully syndicated an $800,000 debt financing led by JPMorgan Chase Bank, N.A. and Capital One, National Association (“Capital One”), comprised of a $250,000 line of credit and a $150,000 Term Loan A, each with a December 20, 2022 maturity date, and a $400,000 Term Loan B with a December 20, 2024 maturity date (“credit facility”). The credit facility is secured by substantially all of our assets. The proceeds of the credit facility were used to finance the LDI acquisition, pay related transaction fees and expenses, and repay the former credit facility (as defined below), as well as provide sufficient liquidity for our future needs. We incurred debt issuance costs of $21,507 associated with the credit facility, of which all but $744 were capitalized. These costs, along with $2,715 in previously incurred unamortized debt issuance costs, are being amortized to interest expense over the term of the credit facility. We also expensed $636 in previously incurred unamortized debt issuance costs to interest expense upon entering into the credit facility.

On April 1, 2015, in conjunction with the BioRx, LLC acquisition, we entered into a Second Amended and Restated Credit Agreement with Capital One, as agent and as a lender, the other lenders party thereto, and the other credit parties thereto, which provided for an increase in our line of credit from $120,000 to $175,000, a fully drawn term loan for $120,000 and a delayed draw term loan (“DDTL”) for an additional $25,000 (“former credit facility”). We fully drew upon the $25,000 DDTL during the first quarter of 2017. The former credit facility was subsequently extinguished with the proceeds of the credit facility.

At December 31, 2017 and 2016, we had $550,000 and $111,000, respectively, in outstanding term loans. Term loan-related unamortized debt issuance costs of $17,402 and $3,316 as of December 31, 2017 and 2016, respectively, are presented in the consolidated balance sheets as direct deductions to the outstanding debt balances. We had $188,250 and $39,255 outstanding on our line of credit at December 31, 2017 and 2016, respectively. We had $61,750 and $129,908 available to borrow on our line of credit at December 31, 2017 and 2016, respectively. We had weighted average borrowings on our line of credit of $28,238 and $11,986 and maximum borrowings on our line of credit of $188,250 and $82,683 during the years ended December 31, 2017 and 2016, respectively. Line of credit-related unamortized debt issuance costs of $4,861 and $550 as of December 31, 2017 and 2016, respectively, are classified within “Other noncurrent assets” in the consolidated balance sheets.

The interest rates we pay under the credit facility are a function of a defined margin above LIBOR. Our Term Loan A and Term Loan B interest rates were 4.04 percent and 6.04 percent, respectively, at December 31, 2017. Our term loan interest rate was 3.13 percent at December 31, 2016. Our line of credit interest rate was 4.04 percent and 4.75 percent at December 31, 2017 and 2016, respectively. We are charged a monthly unused commitment fee ranging from 0.3 percent to 0.4 percent on the average unused daily balance on our $250,000 line of credit.

The credit facility contains, and former credit facility contained, certain financial and non-financial covenants. We were in compliance with all such covenants as of December 31, 2017 and 2016.

Contractual Obligations

Our contractual obligations, including estimated payments due by year, as of December 31, 2017 are as follows:

	2018	2019	2020	2021	2022	Thereafter	Total
Long-term debt	$11,500	$11,500	$11,500	$11,500	$124,000	$380,000	$550,000
Line of credit	188,250	—	—	—	—	—	188,250
Interest payments(1)	31,016	30,471	29,927	29,382	28,837	45,481	195,114
Operating leases	2,740	2,761	2,476	2,142	1,677	2,348	14,144
Total	$233,506	$44,732	$43,903	$43,024	$154,514	$427,829	$947,508

(1)         Interest rates utilized were the rates in effect as of December 31, 2017.

We purchase a large portion of our prescription drug inventory from AmerisourceBergen. Our amended contract with AmerisourceBergen expires on September 30, 2018. The amended contract commits us to a minimum purchase obligation of approximately $2,000,000 per contract year to maintain our current negotiated discounts and rates.

Off-Balance Sheet Arrangements

During the periods presented, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Policies

The accompanying consolidated financial statements, included under Item 8 of this report, have been prepared in conformity with U.S. GAAP and, accordingly, our significant accounting policies have been disclosed in Note 3 to the consolidated financial statements. Certain of our accounting policies require the application of significant judgment by our management in selecting the appropriate assumptions for calculating financial estimates. These policies require the most difficult, subjective or complex judgments that our management makes in the preparation of the consolidated financial statements. We consider an accounting estimate to be critical if: (i) the estimates involve matters that are highly uncertain at the time the accounting estimate is made; and (ii) different estimates or changes to estimates could have a material impact on the reported financial position, changes in financial position or results of operations.

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

Revenue Recognition

We recognize revenue from dispensing prescription drugs for home delivery at the time the drugs are shipped. At the time of shipment, we have performed substantially all of our obligations under our payer contracts and do not experience a significant level of returns or reshipments. Revenues from dispensing prescription drugs that are picked up by customers at an open door or retail pharmacy location are recorded at prescription adjudication, which approximates fill date.

We accrue an estimate of fees, including DIR fees, which are assessed or expected to be assessed by payers at some point after adjudication of a claim, as a reduction at the time revenue is recognized. Changes in our estimate of such fees are recorded when the change becomes known.

We recognize revenue from the sale of prescription drugs by our retail pharmacy network when the claim is adjudicated. When we act as principal in the arrangement, exercise pricing latitude and independently have a contractual obligation to pay our network pharmacy providers for benefits provided to our clients’ members, we include the total prescription price (ingredient cost plus dispensing fee) we have contracted with these clients as revenue, including member co-payments to pharmacies. When we merely administer a client’s network pharmacy contracts and do not assume credit risk, we earn an administrative fee for collecting payments from the client and remit the corresponding amount to the pharmacies in the client’s network, drug ingredient cost is not included in our revenues or cost of products sold.

We recognize revenue from service, data and consulting services when the services have been performed and the earnings process is therefore complete.

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

In a quantitative assessment, the fair value of a reporting unit is determined and then compared to its carrying value. A reporting unit’s fair value is determined based upon consideration of various valuation methodologies, including the income approach which utilizes projected future cash flows discounted at rates commensurate with the risks involved, and multiples of current and future earnings. If the fair value of a reporting unit is less than its carrying value, a goodwill impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized cannot exceed the total amount of goodwill allocated to that reporting unit.

The income approach used to test our reporting units includes the projection of estimated operating results and cash flows, discounted using a weighted-average cost of capital (“WACC”) that reflects current market conditions appropriate to each reporting unit. Such projections contain management’s best estimates of economic and market conditions over the projected period, including growth rates in revenues and costs and best estimates of future expected changes in operating margins and cash expenditures. Other significant assumptions and estimates used in the income approach include terminal value growth rates, future estimates of capital expenditures and changes in future working capital requirements. In addition, the WACC utilized to discount estimated future cash flows is sensitive to changes in interest rates and other market rates in place at the time the assessment is performed. Future changes in our estimates or assumptions or in interest rates could have a significant impact on the estimated fair value of reporting units and result in a goodwill impairment charge that could be material to our consolidated financial statements.

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

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts that reduces receivables to amounts that we expect to be collected. In estimating this allowance, we consider overall economic conditions, historical and anticipated customer performance, historical experience with write-offs and the level of past due accounts. Our general policy for uncollectible accounts, if not reserved through specific examination procedures, is to reserve based upon the aging categories of accounts receivable. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

Share-Based Compensation

We grant stock options to key employees, which are accounted for as equity awards. The exercise price of a granted stock option is equal to the closing market stock price of the underlying common share as of the date the option is granted. Options generally become exercisable in installments of 25 percent per year, beginning on the first anniversary of the grant date and each of the three anniversaries thereafter, and have a maximum term of 10 years. Certain stock option grants have performance-based conditions, which require the satisfaction of certain revenue and/or Adjusted EBITDA targets prior to vesting. We use the Black-Scholes-Merton option pricing model to determine the grant date fair value of options.

We expense the grant date fair values of our employee stock options over their respective vesting periods on a straight-line basis. Estimating grant date fair values for employee stock options requires management to make assumptions regarding expected volatility of the underlying shares, the risk-free rate over the expected life of the stock options and the length of time in years that the granted options are expected to be outstanding. Expected volatility is based on a weighted average of the Company’s historic volatility and an implied volatility for a group of industry-relevant healthcare companies as of the measurement date. Risk-free rate is determined based upon U.S. Treasury rates over the estimated expected option lives. Expected dividend yield is zero as we do not anticipate declaring a dividend during the expected term of the options. Expected option life is calculated using the simplified method (the midpoint between the end of the vesting period and the end of the maximum term). Forfeitures are accounted for when they occur.

We also grant restricted stock units (“RSU” or “RSUs”) to key employees, which are accounted for as equity awards. Some granted RSUs cliff vest after three years, whereas others vest one-third per year. The grant date fair value of a RSU is determined by the closing market price of our common stock as of the date of grant. We expense the grant date fair value of the RSU over the three-year vesting period on a straight-line basis.

We grant restricted stock awards (“RSA” or “RSAs”) to non-employee directors, which are accounted for as equity awards. Generally, such RSAs fully vest on the first anniversary of the grant date. The grant date fair value of a RSA is determined by the closing market price of our common stock as of the date of grant. We expense the grant date fair value of the RSA over the vesting period on a straight-line basis.

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

We prepare and file tax returns based on interpretations of tax laws and regulations. In the normal course of business, our tax returns are subject to examination by various taxing authorities. Such examinations may result in future tax and interest assessments by these taxing authorities. In determining our tax provision for financial reporting purposes, we establish a reserve for examination, based on their technical merits. That is, for reporting purposes, we only recognize tax benefits taken on the tax return if we believe it is more likely than not that such tax positions would be sustained. There is considerable judgment involved in determining whether it is more likely than not that such tax positions would be sustained. As of both December 31, 2017 and 2016, we had unrecognized tax benefits of $268; all of which, if recognized, would reduce both tax expense and the effective tax rate.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our operations are solely in the U.S. and U.S. territories and are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate and certain exposure, as well as risks relating to changes in the general economic conditions in the U.S. We are exposed to interest rate fluctuations with regard to future issuances of fixed-rate debt, and existing and future issuances of floating-rate debt. Primary exposures include the U.S. Prime Rate and LIBOR related to debt outstanding under our credit facility. We currently are not using any interest rate swaps, but may in the future. A 100 basis-point increase in 2017 interest rates would have decreased our 2017 pre-tax income by approximately $1.8 million.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

We are responsible for establishing and maintaining adequate internal control over financial reporting. Our Company’s internal control over financial reporting includes those policies and procedures that pertain to the Company’s ability to record, process, summarize and report a system of internal accounting controls and procedures to provide reasonable assurance, at an appropriate cost/benefit relationship, that the unauthorized acquisition, use or disposition of assets are prevented or timely detected and that transactions are authorized, recorded and reported properly to permit the preparation of financial statements in accordance with generally accepted accounting principles in the United States of America and receipt and expenditures are duly authorized. Management of the Company is required to assess the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017.

As allowed pursuant to guidance from the Securities and Exchange Commission (which states that management may omit an assessment of an acquired business’ internal control over financial reporting from its assessment of internal control over financial reporting for a period not to exceed one year), our assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the entities that were acquired by the Company during 2017 (the “2017 Acquisitions”), which are included in the consolidated balance sheet of Diplomat Pharmacy, Inc. as of December 31, 2017, and the related consolidated statements of operations, cash flows and changes in shareholders’ equity for the year then ended. The 2017 Acquisitions’ net sales represented approximately 2 percent of consolidated net sales for the year ended December 31, 2017. As of December 31, 2017, the 2017 Acquisitions’ total assets and net tangible assets represented approximately 45 percent of consolidated total assets and approximately 18 percent of consolidated net tangible assets.

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

Based on our assessment, we concluded that the Company’s internal control over financial reporting was effective as of December 31, 2017.

BDO USA, LLP, the Company’s independent registered public accounting firm, audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K and also audited the Company’s system of internal control over financial reporting. The accompanying reports of BDO USA, LLP are based upon audits conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States).

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors

Diplomat Pharmacy, Inc.

Flint, Michigan

Opinion on Internal Control over Financial Reporting

We have audited Diplomat Pharmacy, Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of operations, cash flows and changes in shareholders’ equity for each of the three years in the period ended December 31, 2017, and the related notes and our report dated March 1, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 8, Management’s Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of internal control over financial reporting in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

As indicated in the accompanying “Item 8, Management’s Report on Internal Control over Financial Reporting”, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the entities that were acquired by the Company during 2017 (the “2017 Acquisitions”), which are included in the consolidated balance sheet of the Company as of December 31, 2017, and the related consolidated statements of operations, cash flows and changes in shareholders’ equity for the year then ended. The 2017 Acquisitions’ net sales represented approximately 2 percent of consolidated net sales for the year ended December 31, 2017. As of December 31, 2017, the 2017 Acquisitions’ total assets and net tangible assets represented approximately 45 percent of consolidated total assets and approximately 18 percent of consolidated net tangible assets. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of the 2017 Acquisitions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ BDO USA, LLP

Troy, Michigan

March 1, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors

Diplomat Pharmacy, Inc.

Flint, Michigan

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Diplomat Pharmacy, Inc. (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of income, cash flows and changes in shareholders’ equity for each of the three years in the period ended December 31, 2017 and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 1, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2008.

/s/ BDO USA, LLP

Troy, Michigan

March 1, 2018

DIPLOMAT PHARMACY, INC.

Consolidated Balance Sheets

(Dollars in thousands)

	December 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash and equivalents	$84,251	$7,953
Accounts receivable, net	332,091	275,568
Inventories	206,603	215,351
Prepaid expenses and other current assets	11,125	6,235
Total current assets	634,070	505,107

Property and equipment, net	38,990	20,372
Capitalized software for internal use, net	36,520	50,247
Goodwill	832,624	316,616
Definite-lived intangible assets, net	392,011	199,862
Deferred income taxes	—	6,010
Other noncurrent assets	6,208	1,040

Total assets	$1,940,423	$1,099,254

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$413,463	$320,684
Borrowings on line of credit	188,250	39,255
Short-term debt, including current portion of long-term debt	11,500	7,500
Accrued expenses:
Compensation and benefits	9,584	5,674
Contingent consideration	8,100	—
Other	20,560	12,233
Total current liabilities	651,457	385,346

Long-term debt, less current portion	521,098	100,184
Deferred income taxes	14,367	—
Contingent consideration	4,000	—
Total liabilities	1,190,922	485,530

Commitments and contingencies

Shareholders’ equity:
Preferred stock (10,000,000 shares authorized; none issued and outstanding)	—	—
Common stock (no par value; 590,000,000 shares authorized; 73,871,424 and 66,764,999 shares issued and outstanding at December 31, 2017 and 2016, respectively)	619,235	503,828
Additional paid-in capital	38,450	33,268
Retained earnings	91,816	76,306
Total Diplomat Pharmacy shareholders’ equity	749,501	613,402
Noncontrolling interests	—	322
Total shareholders’ equity	749,501	613,724

Total liabilities and shareholders’ equity	$1,940,423	$1,099,254

See accompanying notes to consolidated financial statements.

DIPLOMAT PHARMACY, INC.

Consolidated Statements of Operations

(Dollars in thousands, except per share amounts)

	Year Ended December 31,
	2017	2016	2015
Net sales	$4,485,230	$4,410,388	$3,366,631
Cost of products sold	(4,136,552)	(4,085,560)	(3,103,392)
Gross profit	348,678	324,828	263,239
Selling, general and administrative expenses	(330,113)	(277,751)	(217,302)
Income from operations	18,565	47,077	45,937
Other (expense) income:
Interest expense	(10,716)	(6,573)	(5,239)
Equity loss and impairment of non-consolidated entities	—	(4,659)	—
Other	213	370	308
Total other expense	(10,503)	(10,862)	(4,931)
Income before income taxes	8,062	36,215	41,006
Income tax benefit (expense)	7,126	(11,195)	(16,234)
Net income	15,188	25,020	24,772
Less net loss attributable to noncontrolling interest	(322)	(3,253)	(1,004)
Net income allocable to Diplomat Pharmacy, Inc.	$15,510	$28,273	$25,776

Net income per common share:
Basic	$0.23	$0.43	$0.42
Diluted	$0.23	$0.42	$0.41

Weighted average common shares outstanding:
Basic	68,130,322	65,970,396	60,730,133
Diluted	68,780,053	68,047,723	63,096,951

See accompanying notes to consolidated financial statements.

DIPLOMAT PHARMACY, INC.

Consolidated Statements of Cash Flows

(Dollars in thousands)

	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net income	$15,188	$25,020	$24,772
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	66,566	50,045	30,841
Net provision for doubtful accounts	9,424	9,534	5,990
Share-based compensation expense	7,281	5,412	3,936
Changes in fair values of contingent consideration	3,675	(8,922)	6,724
Contingent consideration payments	—	(4,174)	(3,738)
Deferred income tax (benefit) expense	(10,795)	8,779	(4,615)
Amortization of debt issuance costs	2,655	1,176	963
Impairment expense	—	4,804	150
Equity loss and impairment of non-consolidated entities	—	4,659	—
Excess tax benefits related to share-based awards (Note 10)	—	—	(20,805)
Other	1	2	85
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	7,735	(15,128)	(50,771)
Inventories	13,813	(44,342)	(41,657)
Accounts payable	24,327	(5,906)	43,202
Other assets and liabilities	(4,615)	367	34,370
Net cash provided by operating activities	135,254	31,326	29,447

Cash flows from investing activities:
Payments to acquire businesses, net of cash acquired	(623,067)	(67,156)	(293,496)
Expenditures for property and equipment	(6,652)	(6,217)	(4,624)
Expenditures for capitalized software for internal use	(3,505)	(12,595)	(12,021)
Capital investments in and loans to non-consolidated entities	(100)	—	(1,459)
Other	5	1	27
Net cash used in investing activities	(633,319)	(85,967)	(311,573)

Cash flows from financing activities:
Net proceeds from line of credit	148,995	39,255	—
Proceeds from long-term debt	575,000	—	120,000
Payments on long-term debt	(136,000)	(6,000)	(3,000)
Payments of debt issuance costs	(21,507)	(28)	(5,055)
Proceeds from issuance of stock upon stock option exercises	7,875	4,448	10,341
Contingent consideration payments	—	(2,681)	(3,012)
Proceeds from public offering, net of transaction costs	—	—	187,988
Payments made to repurchase stock options	—	—	(36,298)
Excess tax benefits related to share-based awards (Note 10)	—	—	20,805
Net cash provided by financing activities	574,363	34,994	291,769

Net increase (decrease) in cash and equivalents	76,298	(19,647)	9,643

Cash and equivalents at beginning of year	7,953	27,600	17,957

Cash and equivalents at end of year	$84,251	$7,953	$27,600

Supplemental disclosures of cash flow information:
Cash paid for interest	$7,327	$5,273	$3,949
Cash paid for income taxes	5,876	728	351

See accompanying notes to consolidated financial statements.

DIPLOMAT PHARMACY, INC.

Consolidated Statement of Changes in Shareholders’ Equity

(Dollars in thousands)

					Total
					Diplomat
			Additional		Pharmacy, Inc.		Total
	Common Stock		Paid-In	Retained	Shareholders’	Noncontrolling	Shareholders’
	Shares	Amount	Capital	Earnings	Equity	Interest	Equity
Balance at January 1, 2015	51,457,023	$148,901	$9,893	$5,354	$164,148	$4,579	$168,727
Net income (loss)	—	—	—	25,776	25,776	(1,004)	24,772
Proceeds from follow-on public offering, net of issuance costs	6,821,125	187,988	—	—	187,988	—	187,988
Repurchase of stock options	—	(34,194)	(2,104)	—	(36,298)	—	(36,298)
Issuance of stock as partial consideration of BioRx, LLC acquisition	4,038,853	125,697	—	—	125,697	—	125,697
Issuance of stock as partial consideration of Burman’s Apothecary, LLC acquisition	253,036	9,578	—	—	9,578	—	9,578
Stock issued upon stock option exercises	1,943,022	13,650	(3,309)	—	10,341	—	10,341
Excess tax benefits related to share-based awards	—	—	20,805	—	20,805	—	20,805
Share-based compensation expense	—	—	3,936	—	3,936	—	3,936
Restricted stock awards	10,805	—	—	—	—	—	—
Balance at December 31, 2015	64,523,864	451,620	29,221	31,130	511,971	$3,575	$515,546
Adoption of ASU 2016-09 (Note 10)	—	—	—	16,903	16,903	—	16,903
Net income (loss)	—	—	—	28,273	28,273	(3,253)	25,020
Issuance of stock upon full contingent consideration payout	1,346,282	36,888	—	—	36,888	—	36,888
Issuance of stock as partial consideration of Valley Campus Pharmacy, Inc. acquisition	324,244	9,507	—	—	9,507	—	9,507
Stock issued upon stock option exercises	564,844	5,813	(1,365)	—	4,448	—	4,448
Share-based compensation expense	—	—	5,412	—	5,412	—	5,412
Restricted stock awards	5,765	—	—	—	—	—	—
Balance at December 31, 2016	66,764,999	503,828	33,268	76,306	613,402	322	613,724
Net income (loss)	—	—	—	15,510	15,510	(322)	15,188
Issuance of stock as partial consideration in several acquisitions	5,852,291	105,433	—	—	105,433	—	105,433
Stock issued upon stock option exercises	1,217,320	9,974	(2,099)	—	7,875	—	7,875
Share-based compensation expense	—	—	7,281	—	7,281	—	7,281
Restricted stock awards	36,814	—	—	—	—	—	—
Balance at December 31, 2017	73,871,424	$619,235	$38,450	$91,816	$749,501	$—	$749,501

See accompanying notes to consolidated financial statements.

DIPLOMAT PHARMACY, INC.

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share amounts)

1.              DESCRIPTION OF BUSINESS

Diplomat Pharmacy, Inc. and its consolidated subsidiaries (the “Company”) is the largest independent provider of specialty pharmacy services in the United States of America (“U.S.”). The Company is focused on improving the lives of patients with complex chronic diseases while also delivering unique solutions for manufacturers, hospitals, payers and providers. The Company’s patient-centric approach positions it at the center of the healthcare continuum for treatment of complex chronic disease states, including oncology, specialty infusion therapy, immunology, hepatitis, multiple sclerosis and many other serious or long-term conditions. The Company offers a broad range of innovative solutions to address the dispensing, delivery, dosing and reimbursement of clinically intensive, high-cost specialty drugs and a wide range of applications and prescription benefit management (“PBM”) services designed to help the Company’s customers reduce the cost and manage the complexity of their prescription drug programs. The Company dispenses to patients in all U.S. states and territories through its advanced distribution centers and manages centralized clinical call centers to deliver localized services on a national scale.

2.              BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Financial Statement Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”).

Principles of Consolidation

The consolidated financial statements include the accounts of Diplomat Pharmacy, Inc., its wholly owned subsidiaries, and a 51 percent owned subsidiary, formed in August 2014, which the Company controlled and which was dissolved during the fourth quarter of 2017. The Company also owns a 22 percent interest in a non-consolidated entity which is accounted for under the equity method of accounting since the Company does not control the entity but has the ability to exercise significant influence over its operating and financial policies. This equity method investment was fully impaired during the fourth quarter of 2014 (Note 8). An investment in an entity in which the Company owns less than 20 percent and does not have the ability to exercise significant influence is accounted for under the cost method. This cost method investment was impaired during the fourth quarter of 2016 (Note 8). In addition, the Company paid $100 to acquire an 11.1 percent interest in a non-consolidated entity during 2017, which is accounted for under the cost method, as the Company owns less than 20 percent and does not have the ability to exercise significant influence over the entity.

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

A federal program provides non-interest bearing cash balances insurance coverage up to $250 per depositor at each financial institution. The Company’s cash balances often exceed federally insured limits.

Concentration of credit risk with respect to trade accounts receivable is limited by the large number of patients comprising the Company’s customer base and their dispersion across multiple payers and multiple geographic areas. No single payer customer accounted for more than 10 percent of net sales for any period presented or trade accounts receivable at December 31, 2017 and 2016.

The Company purchases a significant portion of its prescription drug inventory from AmerisourceBergen, a prescription drug wholesaler. These purchases accounted for approximately 41 percent, 49 percent and 50 percent of cost of products sold for the years ended December 31, 2017, 2016 and 2015, respectively. The Company has alternative vendors available if necessary. See Note 13 for discussion of the Company’s minimum purchase obligation with AmerisourceBergen.

The Company purchases certain prescription drugs from Celgene Corporation (“Celgene”) and Pharmacyclics, Inc. (“Pharmacyclics”), drug manufacturers. Purchases from Celgene and Pharmacyclics accounted for approximately 17 percent and 14 percent, 13 percent and 10 percent, and 12 percent and 9 percent of cost of products sold for the years ended December 31, 2017, 2016 and 2015, respectively, with no minimum purchase obligation. The specialty drugs that the Company purchases from Celgene and Pharmacyclics are not available from any other source.

Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less from the date of purchase to be cash equivalents.

Accounts Receivable, net

Trade accounts receivable are stated at the invoiced amount. Trade accounts receivable primarily include amounts from third-party pharmacy benefit managers and insurance providers and are based on contracted prices. Trade accounts receivable are unsecured and require no collateral. Trade accounts receivable terms vary by payer, but generally are due within 30 days after the sale of the product or performance of the service.

The Company maintains an allowance for doubtful accounts that reduces receivables to amounts that are expected to be collected. In estimating the allowance, management considers factors such as current overall economic conditions, historical and anticipated customer performance, historical experience with write-offs and the level of past due accounts. The Company’s general policy for uncollectible accounts, if not reserved through specific examination procedures, is to reserve based upon the aging categories of accounts receivable. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

Activity in the allowance for doubtful accounts was as follows:

	Year Ended December 31,
	2017	2016	2015
Beginning balance	$(15,257)	$(8,123)	$(3,043)
Charged to expense	(9,424)	(9,534)	(5,990)
Write-offs, net of recoveries	2,631	2,400	910
Ending balance	$(22,050)	$(15,257)	$(8,123)

Inventories

Inventories consist of prescription and over-the-counter medications and are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method. Prescription medications are returnable to the Company’s vendors and fully refundable before six months of expiration, and any remaining expired medication is relieved from inventory on a quarterly basis.

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

Definite-Lived Intangible Assets, net

Definite-lived intangible assets consist of assets related to acquisitions and are amortized over their estimated useful lives using an accelerated method for the majority of customer, patient and physician relationships, and the straight-line method for the remaining intangible assets.

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

If a quantitative assessment is performed, a reporting unit’s fair value is compared to its carrying value. A reporting unit’s fair value is determined based upon consideration of various valuation methodologies, including the income approach, which utilizes projected future cash flows discounted at rates commensurate with the risks involved, and multiples of current and future earnings. If the fair value of a reporting unit is less than its carrying amount, an impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized cannot exceed the total amount of goodwill allocated to that reporting unit.

Debt Issuance Costs

Costs incurred related to the issuance of the Company’s credit facility were deferred and are being amortized to interest expense using the effective interest method over the term of the agreement.

Revenue Recognition

The Company recognizes revenue from dispensing prescription drugs for home delivery at the time the drugs are shipped. At the time of shipment, the Company has performed substantially all of its obligations under its payer contracts and does not experience a significant level of returns or reshipments. Revenues from dispensing prescription drugs that are picked up by patients at an open-door or retail pharmacy location are recorded at prescription adjudication, which approximates the fill date. Revenue generated from dispensing prescription drugs was $4,444,486, $4,386,643 and $3,346,652 for the years ended December 31, 2017, 2016 and 2015, respectively.

The Company accrues an estimate of fees, including direct and indirect remuneration fees (“DIR fees”), which are assessed or expected to be assessed by payers at some point after adjudication of a claim, as a reduction at the time revenue is recognized. Changes in the Company’s estimate of such fees are recorded when the change becomes known.

The Company recognizes revenue from the sale of prescription drugs by its retail pharmacy network when the claim is adjudicated. When the Company acts as principal in the arrangement, exercises pricing latitude and independently has a contractual obligation to pay its network pharmacy providers for benefits provided to its clients’ members, the Company includes the total prescription price (ingredient cost plus dispensing fee) it has contracted with these clients as revenue, including member co-payments to pharmacies. Revenue generated from the sale of prescription drugs by retail pharmacies was $6,531 for the year ended December 31, 2017. When the Company merely administers a client’s network pharmacy contracts and does not assume credit risk, the Company earns an administrative fee for collecting payments from the client and remits the corresponding amount to the pharmacies in the client’s network, drug ingredient cost is not included in the Company’s revenues or cost of products sold. Administrative fee revenue was $1,724 for the year ended December 31, 2017.

The Company recognizes revenue from service, data and consulting services when the services have been performed and the earnings process is therefore complete. Revenues generated from service, data and consulting services were $32,489, $23,745 and $19,979 for the years ended December 31, 2017, 2016 and 2015, respectively.

Sales taxes are presented on a net basis (excluded from revenues and costs).

The Company derived its revenue from the following therapeutic classes:

	Year Ended December 31,
	2017	2016	2015
Oncology	$2,545,708	$2,102,130	$1,432,091
Specialty Infusion	617,904	505,240	374,884
Immunology(1)	561,730	644,173	510,708
Hepatitis	<10%	583,751	520,771
Other (none greater than 10% in the period)	759,888	575,094	528,177
Total revenue	$4,485,230	$4,410,388	$3,366,631

(1)         Includes drugs dispensed to treat arthritis, Crohn’s disease and psoriasis.

Shipping and Handling Costs

Shipping and handling costs are not billed to patients; therefore, there are no shipping and handling revenues. The Company recognizes shipping and handling costs as incurred as a component of “Selling, general and administrative expenses” and were $15,689, $15,144 and $13,899 for the years ended December 31, 2017, 2016 and 2015, respectively.

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred as a component of “Selling, general and administrative expenses” and were $2,251, $3,868 and $3,553 for the years ended December 31, 2017, 2016 and 2015, respectively.

Defined Contribution Savings Plans

The Company maintains certain defined contribution savings plans for eligible employees. The total expenses attributable to the Company’s defined contribution savings plans are recognized as a component of “Selling, general and administrative expenses” and were $2,908, $2,665 and $1,877 for the years ended December 31, 2017, 2016 and 2015, respectively.

Share-Based Compensation

The Company grants stock options to key employees, which are accounted for as equity awards. The exercise price of a granted stock option is equal to the closing market stock price of the underlying common share on the date the option is granted. The grant date fair value of these awards is measured using the Black-Scholes-Merton option pricing model. Stock options generally become exercisable in installments of 25 percent per year, beginning on the first anniversary of the grant date and each of the three anniversaries thereafter, and have a maximum term of ten years. Certain stock option grants have performance-based conditions, which require the satisfaction of certain revenue and/or Adjusted EBITDA targets prior to vesting. The Company expenses the grant date fair value of its stock options over their respective vesting periods on a straight-line basis.

The Company also grants restricted stock units (“RSU” or “RSUs”) to key employees, which are accounted for as equity awards. Some granted RSUs cliff vest after three years, whereas others vest one-third per year. The grant date fair value of a RSU is determined by the closing market price of our common stock as of the date of grant. The Company expenses the grant date fair value of the RSU over the three-year vesting period on a straight-line basis.

The Company grants restricted stock awards (“RSA” or “RSAs”) to non-employee directors, which are accounted for as equity awards. Generally, such RSAs fully vest on the first anniversary of the grant date. The grant date fair value of a RSA is determined by the closing market price of the Company’s common stock as of the date of grant. The grant date fair value of the RSU is expensed over the vesting period on a straight-line basis.

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

Effective January 1, 2017, the Company retrospectively adopted the accounting guidance contained within ASU 2015-17. The following December 31, 2016 consolidated balance sheet line items were adjusted due to this adoption:

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

Effective January 1, 2017, the Company adopted the accounting guidance contained within ASU 2017-04. This adoption had no impact on the Company’s consolidated financial statements.

New Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which will supersede the existing revenue recognition guidance under U.S. GAAP. The new standard focuses on creating a single source of revenue guidance for revenue arising from contracts with customers for all industries. The objective of the new standard is for companies to recognize revenue when it transfers the promised goods or services to its customers at an amount that represents what the company expects to be entitled to in exchange for those goods or services. In July 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606) Deferral of the Effective Date, which deferred the effective date of ASU 2014-09 by one year to annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, for public entities, though early adoption was permitted. Topic 606 permits two methods of adoption: retrospective approach reflecting the application of the standard in each prior reporting period presented (full retrospective method), or retrospective approach with the cumulative effect of initially applying the guidance recognized at the date of initial application (cumulative catch-up transition method). The new standard also includes a cohesive set of disclosure requirements intended to provide users of financial statements with comprehensive information about the nature, amount, timing and uncertainty of revenue and cash flows arising from a company’s contracts with customers. The Company is finalizing the impact of Topic 606 on the disclosures for its consolidated financial statement footnotes and expects the disclosures to be enhanced.

On January 1, 2018, the Company adopted Topic 606 using the cumulative catch-up transition method and will record an immaterial after-tax adjustment to reduce retained earnings. This cumulative adjustment relates to a shift in the recognition of dispensing prescription drugs for home delivery from the date the drugs are shipped under the Company’s existing accounting policy to the date the drugs are physically delivered (when control transfers) under the new standard. The effect of this change will not be significant as there is a very short timeframe from shipment to physical delivery of the prescription medication.

For the Company’s PBM businesses acquired late in the fourth quarter of 2017, the Company has gathered most of its data from customer contracts, is finalizing its evaluation of the potential impact of the new standard and is in the process of completing its applicable accounting policy memorandums. A portion of the Company’s PBM businesses includes dispensing prescription drugs for home delivery, the impact of which will be included in the cumulative adjustment previously discussed. For the remainder of its PBM businesses, the Company is finalizing the evaluation of reporting revenues on a gross or net basis under its payer contracts, however, based on the preliminary analysis to date, it is not expected that other aspects of the new standard will have a significant impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), requiring lessees to recognize a right-of-use asset and a lease liability for all leases (with the exception of short-term leases) at lease commencement date. This ASU is effective for annual periods beginning on or after December 15, 2018, including interim periods within those annual periods, though early adoption is permitted. The Company is in the early stages of evaluating the impact that the adoption of this guidance will have on its consolidated financial statements and/or notes thereto.

In May 2017, the FASB issued ASU No. 2017-09, Compensation — Stock Compensation (Topic 718): Scope of Modification Accounting, providing guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. This ASU is effective for annual periods beginning on or after December 15, 2017, including interim periods within those annual periods. This ASU is to be applied prospectively to an award modified on or after the adoption date. The adoption of this guidance is not expected to have any immediate impact on the Company’s consolidated financial statements.

3.              BUSINESS ACQUISITIONS

The Company accounts for its business acquisitions using the acquisition method as required by FASB Accounting Standards Codification Topic 805, Business Combinations. The Company ascribes significant value to the synergies and other benefits that do not meet the recognition criteria of acquired identifiable intangible assets. Accordingly, the value of these components is included within goodwill. The Company’s business acquisitions described below, except for portions of BioRx, LLC (“BioRx”) and LDI (defined below), were treated as asset purchases for income tax purposes and the related goodwill resulting from these business acquisitions is deductible for income tax purposes. The results of operations for acquired businesses are included in the Company’s consolidated financial statements from their respective acquisition dates. For the entities acquired by the Company during 2017, 2016 and 2015, their net sales following their acquisition dates and solely in the year acquired represented approximately 2 percent, 6 percent and 12 percent, respectively, of the Company’s consolidated net sales.

The assets acquired and liabilities assumed in the business combinations described below, including identifiable intangible assets, were based on their estimated fair values as of the acquisition date. The excess of purchase price over the estimated fair value of the net tangible and identifiable intangible assets acquired was recorded as goodwill. The allocation of the purchase price required management to make significant estimates in determining the fair values of assets acquired and liabilities assumed, especially with respect to identifiable intangible assets. These estimated fair values were based on information obtained from management of the acquired companies and historical experience and, with respect to the long-lived tangible and intangible assets, were made with the assistance of an independent valuation firm. These estimates included, but were not limited to, the cash flows that an asset is expected to generate in the future, and the cost savings expected to be derived from acquiring an asset, discounted at rates commensurate with the risks and uncertainties involved. For acquisitions that involved contingent consideration, the Company recognized a liability equal to the fair value of the contingent consideration obligation as of the acquisition date. The estimate of fair value of a contingent consideration obligation required subjective assumptions regarding future business results, discount rates and probabilities assigned to various potential business result scenarios. These estimates are preliminary and subject to change up to one year following each acquired entity’s respective acquisition date.

LDI Holding Company LLC

On December 20, 2017, the Company acquired LDI Holding Company LLC, doing business as LDI Integrated Pharmacy Services (“LDI”). LDI is a full-service PBM based in St. Louis, Missouri. LDI’s service offerings include URAC-accredited mail-order and specialty pharmacies, a national network of retail pharmacies and comprehensive clinical programs. The following table summarizes the consideration transferred to acquire LDI:

Cash	$521,300
4,113,188 restricted common shares	79,088
$600,388

The above share consideration at closing is based on 4,113,188 shares, in accordance with the purchase agreement, multiplied by the per share closing market price of the Company’s common stock as of December 19, 2017 ($20.24) and multiplied by 95 percent to account for the restricted nature of the shares.

Approximately $7,500 of the purchase consideration was deposited into an escrow account to be held for 12 months after the closing date to satisfy any indemnification claims that may be made by the Company.

The Company incurred acquisition-related costs of $948 which were charged to “Selling, general and administrative expenses” during the year ended December 31, 2017.

The following table summarizes the preliminary fair values of identifiable assets acquired and liabilities assumed at the acquisition date:

Cash	$965
Accounts receivable	38,273
Inventories	2,979
Prepaid expenses and other current assets	837
Property and equipment	2,659
Capitalized software for internal use	791
Definite-lived intangible assets	201,523
Accounts payable	(35,472)
Accrued expenses — compensation and benefits	(2,137)
Accrued expenses — other	(4,862)
Deferred income taxes	(31,173)
Total identifiable net assets	174,383
Goodwill	426,005
$600,388

Definite-lived intangible assets that were acquired and their respective useful lives are as follows:

	Useful Life	Amount
Customer relationships	10 years	$184,973
Trade names and trademarks	4 years	16,550
		$201,523

Pharmaceutical Technologies, Inc.

On November 27, 2017, the Company acquired Pharmaceuticals Technologies, Inc., doing business as National Pharmaceutical Services (“NPS”). NPS is a full-service PBM based in Omaha, Nebraska. The following table summarizes the consideration transferred to acquire NPS:

Cash	$34,437
835,017 restricted common shares	12,753
$47,190

The above share consideration at closing is based on 835,017 shares, in accordance with the purchase agreement, multiplied by the per share closing market price of the Company’s common stock as of November 24, 2017 ($16.97) and multiplied by 90 percent to account for the restricted nature of the shares.

Approximately $9,005 of the purchase consideration was deposited into an escrow account to be held for 12 months after the closing date to satisfy any indemnification claims that may be made by the Company.

The Company incurred acquisition-related costs of $804 which were charged to “Selling, general and administrative expenses” during the year ended December 31, 2017.

The following table summarizes the preliminary fair values of identifiable assets acquired and liabilities assumed at the acquisition date:

Cash	$10,151
Accounts receivable	21,286
Inventories	100
Prepaid expenses and other current assets	650
Property and equipment	13,713
Capitalized software for internal use	1,800
Definite-lived intangible assets	6,720
Accounts payable	(23,084)
Accrued expenses — other	(4,881)
Total identifiable net assets	26,455
Goodwill	20,735
$47,190

Definite-lived intangible assets that were acquired and their respective useful lives are as follows:

	Useful Life	Amount
Customer relationships	10 years	$5,900
Trade names and trademarks	2 years	820
		$6,720

Focus Rx Pharmacy Services Inc. and Focus Rx Inc.

On September 1, 2017, the Company acquired Focus Rx Pharmacy Services Inc. and Focus Rx Inc. (collectively, “Focus”), a specialty pharmacy focusing on infusion services located in Ronkonkoma, New York. The following table summarizes the consideration transferred to acquire Focus:

Cash	$17,252
374,297 restricted common shares	5,643
Contingent consideration at fair value	2,080
$24,975

The above share consideration at closing is based on 374,297 shares, in accordance with the purchase agreement, multiplied by the per share closing market price of the Company’s common stock as of August 31, 2017 ($16.75) and multiplied by 90 percent to account for the restricted nature of the shares.

The purchase price includes a contingent consideration arrangement that requires the Company to pay the former owners additional cash payouts of up to $1,500 per performance period based upon the achievement of certain gross profit targets in each of the 12-month periods ending September 30, 2018 and 2019. The maximum additional cash payout is $3,000.

Approximately $1,200 of the purchase consideration was deposited into an escrow account to be held for 12 months after the closing date to satisfy any of the Company’s indemnification claims.

The Company incurred acquisition-related costs of $329 which were charged to “Selling, general and administrative expenses” during the year ended December 31, 2017.

The following table summarizes the preliminary fair values of identifiable assets acquired and liabilities assumed at the acquisition date:

Cash	$1,809
Accounts receivable	4,936
Inventories	1,177
Prepaid expenses and other current assets	20
Definite-lived intangible assets	7,100
Other noncurrent assets	21
Accounts payable	(5,169)
Accrued expenses — compensation and benefits	(156)
Total identifiable net assets	9,738
Goodwill	15,237
$24,975

Definite-lived intangible assets that were acquired and their respective useful lives are as follows:

	Useful Life	Amount
Patient relationships	7 years	$3,700
Non-compete employment agreements	3 years	2,200
Trade names and trademarks	3 years	1,200
		$7,100

Accurate Rx Pharmacy Consulting, LLC

On July 5, 2017, the Company acquired Accurate Rx Pharmacy Consulting, LLC (“Accurate”), a specialty pharmacy focusing on infusion services located in Columbia, Missouri. The following table summarizes the consideration transferred to acquire Accurate:

Cash	$9,408
131,108 restricted common shares	1,776
Contingent consideration at fair value	1,980
$13,164

The above share consideration at closing is based on 131,108 shares, in accordance with the purchase agreement, multiplied by the per share closing market price of the Company’s common stock as of July 3, 2017 ($15.05) and multiplied by 90 percent to account for the restricted nature of the shares.

The purchase price includes a contingent consideration arrangement that requires the Company to pay the former owners additional cash payouts of up to $3,600 per performance period based upon the achievement of certain gross profit targets in each of the 12-month periods ending July 31, 2018 and 2019. The maximum additional cash payout is $7,200.

Approximately $1,000 of the purchase consideration was deposited into an escrow account to be held for 15 months after the closing date to satisfy any of the Company’s indemnification claims.

The Company incurred acquisition-related costs of $218 which were charged to “Selling, general and administrative expenses” during the year ended December 31, 2017.

The following table summarizes the preliminary fair values of identifiable assets acquired and liabilities assumed at the acquisition date:

Cash	$1,295
Accounts receivable	2,196
Inventory	936
Prepaid expenses and other current assets	34
Definite-lived intangible assets	3,420
Other noncurrent assets	3
Accounts payable	(3,303)
Accrued expenses — compensation and benefits	(152)
Accrued expenses — other	(6)
Total identifiable net assets	4,423
Goodwill	8,741
$13,164

Definite-lived intangible assets that were acquired and their respective useful lives are as follows:

	Useful Life	Amount
Patient relationships	7 years	$2,100
Non-compete employment agreements	5 years	670
Trade names and trademarks	4 years	650
		$3,420

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

The purchase price includes a contingent consideration arrangement that requires the Company to pay the former owners additional cash payouts of up to $500 per performance period based upon the achievement of certain earnings before interest, taxes, depreciation and amortization targets in each of the 12-month periods ending May 31, 2018 and 2019. During the fourth quarter of 2017, the Company guaranteed a full payout to allow for the acceleration of certain integration. The formers owners received $1,000 in cash in January 2018.

Approximately $1,950 of the purchase consideration was deposited into an escrow account to be held for 18 months after the closing date to satisfy any of the Company’s indemnification claims.

The Company incurred acquisition-related costs of $259 which were charged to “Selling, general and administrative expenses” during the year ended December 31, 2017.

The following table summarizes the preliminary fair values of identifiable assets acquired and liabilities assumed at the acquisition date:

Cash	$1,018
Accounts receivable	2,593
Prepaid expenses and other current assets	179
Property and equipment	498
Definite-lived intangible assets	7,730
Other noncurrent assets	24
Accounts payable	(100)
Accrued expenses — other	(498)
Total identifiable net assets	11,444
Goodwill	20,181
$31,625

Definite-lived intangible assets that were acquired and their respective useful lives are as follows:

	Useful Life	Amount
Customer relationships	7 years	$5,200
Non-compete employment agreements	4 years	1,530
Trade names and trademarks	2 years	1,000
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

The Company incurred acquisition-related costs of $204 which were charged to “Selling, general and administrative expenses” during the year ended December 31, 2017.

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
$17,412

The purchase price includes a contingent consideration arrangement that requires the Company to pay the former owners an additional cash payout based upon the achievement of a certain earnings before interest, taxes, depreciation and amortization target in the 12-month period ending February 28, 2018. The maximum payout of contingent consideration is $4,000.

Approximately $2,000 of the purchase consideration was deposited into an escrow account to be held for 18 months after the closing date to satisfy any of the Company’s indemnification claims.

The Company incurred acquisition-related costs of $204 which were charged to “Selling, general and administrative expenses” during the year ended December 31, 2017.

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

Approximately $3,800 of the purchase consideration was deposited into an escrow account to be held for 12 months after the closing date to satisfy any indemnification claims that may be made by the Company. All but $150 was released to the sellers from escrow in January 2018.

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

Approximately $5,000 of the purchase consideration was deposited into an escrow account to be held for two years after the closing date to satisfy any indemnification claims that may be made by the Company. The full amount was released to the sellers from escrow in the third quarter of 2017.

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

Approximately $10,000 of the purchase consideration was deposited into an escrow account to be held for two years after the closing date to satisfy any indemnification claims made by the Company. The full amount was released to the sellers from escrow in the second quarter of 2017.

The Company incurred acquisition-related costs of $1,398 which were charged to “Selling, general and administrative expenses” during the year ended December 31, 2015.

The following table summarizes the fair values of identifiable assets acquired and liabilities assumed at the acquisition date:

Cash and cash equivalents	$1,786
Accounts receivable	37,716
Inventories	5,546
Prepaid expenses and other current assets	287
Property and equipment	494
Definite-lived intangible assets	181,700
Other noncurrent assets	163
Accounts payable	(25,088)
Accrued expenses — compensation and benefits	(1,653)
Accrued expenses — other	(852)
Deferred income taxes	(7,780)
Total identifiable net assets	192,319
Goodwill	191,402
$383,721

Definite-lived intangible assets that were acquired and their respective useful lives are as follows:

	Useful Life	Amount
Patient relationships	10 years	$130,000
Noncompete employment agreements	5 years	39,700
Trade names and trademarks	8 years	12,000
		$181,700

Pro Forma Operating Results

The following 2017 unaudited pro forma summary presents consolidated financial information as if the Accurate, Affinity, Comfort, Focus, LDI, NPS and WRB acquisitions had occurred on January 1, 2016. The following 2016 unaudited pro forma summary presents consolidated financial information as if the Accurate, Affinity, Comfort, Focus, LDI, NPS and WRB acquisitions had occurred on January 1, 2016 and the TNH acquisition had occurred on January 1, 2015. The unaudited pro forma results reflect certain adjustments related to the acquisitions, such as amortization expense resulting from intangible assets acquired and adjustments to reflect the Company’s borrowings and tax rates. Accordingly, such pro forma operating results were prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made as of the as if dates or of results that may occur in the future.

	Year Ended December 31,
	2017	2016
Net sales	$4,954,494	$5,117,678
Net income attributable to Diplomat Pharmacy, Inc.	$6,733	$8,498
Net income per common share — basic	$0.09	$0.12
Net income per common share — diluted	$0.09	$0.11

4.              FAIR VALUE MEASUREMENTS

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

The following table presents the placement in the fair value hierarchy of assets and liabilities that were measured and disclosed at fair value on a recurring basis at December 31, 2017:

	Asset /		Valuation
	(Liability)	Level 3	Technique
Contingent consideration	$(12,100)	$(12,100)	C

The following table sets forth a roll forward of the Level 3 measurements:

Contingent Consideration
Balance at January 1, 2015	$(11,691)
BioRx acquisition	(41,000)
Change in fair value	(6,724)
Payments	6,750
Balance at December 31, 2015	(52,665)
Change in fair value	8,922
Payments	43,743
Balance at December 31, 2016	—
Affinity acquisition	(35)
Comfort acquisition	(3,800)
WRB acquisition	(530)
Accurate acquisition	(1,980)
Focus acquisition	(2,080)
Changes in fair values	(3,675)
Balance at December 31, 2017	$(12,100)

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

5.              PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

		December 31,
	Useful Life	2017	2016
Land	—	$5,232	$332
Buildings	40 years	18,818	10,007
Leasehold improvements	5 - 15 years*	5,247	1,644
Equipment and fixtures	5 - 10 years	14,116	12,178
Computer equipment	3 - 5 years	8,527	6,657
Construction in progress		2,425	485
		54,365	31,303
Accumulated depreciation		(15,375)	(10,931)
		$38,990	$20,372

* Unless applicable lease term is shorter.

Depreciation expense for the years ended December 31, 2017, 2016 and 2015 was $4,941, $3,075 and $2,071, respectively.

6.              CAPITALIZED SOFTWARE FOR INTERNAL USE

Capitalized software, consisting of software acquired and developed internally, was comprised as follows:

		December 31,
	Useful Life	2017	2016
Capitalized software for internal use	3 years	$82,017	$74,471
Construction in progress		502	1,994
		82,519	76,465
Accumulated amortization		(45,999)	(26,218)
		$36,520	$50,247

Amortization expense for the years ended December 31, 2017, 2016 and 2015 was $19,781, $13,102 and $4,541, respectively. Estimated future amortization expense is as follows:

2018	$22,198
2019	13,599
2020	640
2021	83
$36,520

7.              GOODWILL AND DEFINITE-LIVED INTANGIBLE ASSETS

The following table sets forth a roll forward of goodwill:

Balance at January 1, 2015	$23,148
BioRx acquisition	191,402
Burman’s acquisition	40,956
Miscellaneous	812
Balance at December 31, 2015	256,318
TNH acquisition	59,275
Miscellaneous	1,023
Balance at December 31, 2016	316,616
Affinity acquisition	8,772
Comfort acquisition	11,669
WRB acquisition	20,181
TNH purchase price adjustment	1,351
Accurate acquisition	8,741
Focus acquisition	15,237
NPS acquisition	20,735
LDI acquisition	426,005
Miscellaneous	3,317
Balance at December 31, 2017	$832,624

Definite-lived intangible assets consisted of the following:

	December 31, 2017			December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$196,073	$(1,141)	$194,932	$—	$—	$—
Patient relationships	170,100	(49,643)	120,457	159,100	(31,445)	127,655
Non-compete employment agreements	61,389	(30,560)	30,829	54,689	(18,674)	36,015
Trade names and trademarks	44,020	(13,624)	30,396	23,800	(6,477)	17,323
Physician relationships	21,700	(6,303)	15,397	21,700	(2,831)	18,869
	$493,282	$(101,271)	$392,011	$259,289	$(59,427)	$199,862

Amortization expense for the years ended December 31, 2017, 2016 and 2015 was $41,844, $33,868 and $24,229, respectively. As of December 31, 2017, the weighted average remaining useful lives for the net carrying amounts of customer relationships, patient relationships, non-compete employment agreements, trade names and trademarks, and physician relationships are 9.9 years, 6.8 years, 2.6 years, 3.1 years and 5.7 years, respectively. Estimated future amortization expense is as follows:

2018	$67,630
2019	66,420
2020	54,184
2021	44,130
2022	37,233
Thereafter	122,414
$392,011

On August 28, 2014, the Company and two unrelated third party entities entered into a contribution agreement to form a new company, Primrose Healthcare, LLC (“Primrose”). Primrose functioned as a management company, managing a network of physicians and medical professionals providing continuum care for patients infected with the hepatitis C virus. The Company contributed $5,000 for its 51 percent ownership interest, of which $2,000 and $3,000 were contributed during the years ended December 31, 2015 and 2014, respectively. The unrelated third party entities contributed a software licensing agreement valued at $2,647 and intellectual property valued at $2,157. During the third quarter of 2016, primarily due to updated projections of continuing losses into the foreseeable future, the Company fully impaired Primrose’s intangible assets. The $4,804 impairment is contained within “Selling, general and administrative expenses” for the year ended December 31, 2016. Primrose was dissolved during the fourth quarter of 2017.

8.              INVESTMENTS IN NON-CONSOLIDATED ENTITIES

Ageology

From October 2011 through January 2017, the Company maintained a 25 percent minority interest in Worksmart MD, LLC, also known as Ageology, though it fully impaired its investment during the fourth quarter of 2014. In transactions unrelated to the Company, SkyPoint Ventures LLC (“SkyPoint”), an affiliated entity of the Company’s former chief executive officer, loaned $16,000 to Ageology through January 2017. In February 2017, SkyPoint elected to convert its $16,000 in outstanding loans into equity in Ageology, which equated to an approximate ownership of 43 percent. Concurrently, the Company converted its $2,500 in outstanding loans (which the Company had written off during the fourth quarter of 2014) into equity in Ageology, which resulted in the Company having an approximate 22 percent minority interest following the recapitalization. Because the Company does not direct the activities that most significantly impact the economic performance of Ageology, management has determined that the Company is not nor ever has been Ageology’s primary beneficiary.

Subsequent to the February 2017 concurrent conversion transactions, SkyPoint loaned Ageology $3,970 during the remainder of the year ended December 31, 2017.

Physician Resource Management, Inc.

In December 2014, the Company invested $3,500 in Physician Resource Management, Inc. (“PRM”) in exchange for a 15 percent equity position. In October 2015, the Company invested an additional $1,459, which increased its equity position in PRM to 19.9 percent. The Company accounted for this investment under the cost method, as the Company does not have significant influence over its operations. In transactions unrelated to the Company, the Company’s former chief executive officer personally invested $250 in PRM through December 31, 2016.

During January 2017, PRM completed the planned sale of its primary asset. Based upon the terms of the sales agreement, the Company anticipates that it will receive approximately $300 in future proceeds from this sale. The Company recognized a $4,659 impairment, which is contained within “Equity loss and impairment of non-consolidated entities,” for the year ended December 31, 2016 to write its cost method investment in PRM to net realizable value.

9.              DEBT

On December 20, 2017, in conjunction with the LDI acquisition, the Company fully syndicated an $800,000 debt financing led by JPMorgan Chase Bank, N.A. and Capital One, National Association (“Capital One”), comprised of a $250,000 line of credit and a $150,000 Term Loan A, each with a December 20, 2022 maturity date, and a $400,000 Term Loan B with a December 20, 2024 maturity date (“credit facility”). The credit facility is secured by substantially all of the Company’s assets. The proceeds of this credit facility were used to finance the LDI acquisition, pay related transaction fees and expenses, and repay the Company’s former credit facility (as defined below), as well as provide sufficient liquidity for the Company’s future needs. The Company incurred debt issuance costs of $21,507 associated with the credit facility, of which all but $744 were capitalized. These capitalized costs, along with $2,079 in previously incurred unamortized debt issuance costs, are being amortized to interest expense over the term of the credit facility. The Company also expensed $636 in previously incurred unamortized debt issuance costs to interest expense upon entering into the credit facility.

On April 1, 2015, in conjunction with the BioRx acquisition, the Company entered into a Second Amended and Restated Credit Agreement with Capital One, as agent and as a lender, the other lenders party thereto, and the other credit parties thereto, which provided for an increase in the Company’s line of credit from $120,000 to $175,000, a fully drawn term loan for $120,000 and a delayed draw term loan (“DDTL”) for an additional $25,000 (“former credit facility”). The Company fully drew upon the $25,000 DDTL during the first quarter of 2017. The former credit facility was subsequently extinguished with the proceeds of the credit facility.

At December 31, 2017 and 2016, the Company had $550,000 and $111,000, respectively, in outstanding term loans. Term loan-related unamortized debt issuance costs of $17,402 and $3,316 as of December 31, 2017 and 2016, respectively, are presented in the consolidated balance sheets as direct deductions to the outstanding debt balances. The Company had $188,250 and $39,255 outstanding on its line of credit at December 31, 2017 and 2016, respectively. The Company had $61,750 and $129,908 available to borrow on its line of credit at December 31, 2017 and 2016, respectively. The Company had weighted average borrowings on its line of credit of $28,238 and $11,986 and maximum borrowings on its line of credit of $188,250 and $82,683 during the years ended December 31, 2017 and 2016, respectively. Line of credit-related unamortized debt issuance costs of $5,316 and $550 as of December 31, 2017 and 2016, respectively, are classified within “Other noncurrent assets” in the consolidated balance sheets.

The interest rates the Company pays under the credit facility are a function of a defined margin above LIBOR. The Company’s Term Loan A and Term Loan B interest rates were 4.04 percent and 6.04 percent, respectively, at December 31, 2017. The Company’s term loan interest rate was 3.13 percent at December 31, 2016. The Company’s line of credit interest rate was 4.04 percent and 4.75 percent at December 31, 2017 and 2016, respectively. The Company is charged a monthly unused commitment fee ranging from 0.3 percent to 0.4 percent on the average unused daily balance on its $250,000 line of credit.

The credit facility contains, and former credit facility contained, certain financial and non-financial covenants. The Company was in compliance with all such covenants as of December 31, 2017 and 2016.

The Company has the following contractual debt obligations outstanding associated with its term loans at December 31, 2017:

2018	$11,500
2019	11,500
2020	11,500
2021	11,500
2022	124,000
Thereafter	380,000
$550,000

10.       SHARE-BASED COMPENSATION

Effective October 2014, the Company established the 2014 Omnibus Incentive Plan (the “2014 Plan”), which permits the granting of stock options, stock appreciation rights, RSAs, RSUs and other stock-based awards. The 2014 Plan initially authorized up to 4,000,000 shares of common stock for awards to be issued to employees, directors or consultants of the Company, and each fiscal year, the number of shares reserved for issuance under the plan automatically increases by an amount equal to 2 percent of the total number of outstanding shares of common stock as of the beginning of such fiscal year.

The Company’s 2007 Stock Option Plan, as amended (the “2007 Plan”), authorized the granting of stock options to employees, directors or consultants at no less than the market price on the date the option was granted. Options generally become exercisable in installments of 25 percent per year, beginning on the first anniversary of the grant date and each of the three anniversaries thereafter, and have a maximum term of 10 years. No further awards will be granted under the 2007 Plan. All outstanding awards previously granted under the 2007 Plan, including those granted in 2014, will continue to be governed by their existing terms.

Prior Year Adoption of ASU 2016-09

Effective January 1, 2016, the Company early adopted the accounting guidance contained within ASU 2016-09, Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). The Company recorded a $16,903 deferred tax asset and a $16,903 increase to retained earnings on January 1, 2016 to recognize the Company’s excess tax benefits related to share-based awards that existed as of December 31, 2015 (modified retrospective application). Beginning January 1, 2016, the Company recognizes all newly arising excess tax benefits related to share-based awards as a reduction to income taxes in its consolidated statement of operations, which resulted in the Company’s recognition of $3,003 and $4,148 in benefits to income taxes during the years ended December 31, 2017 and 2016, respectively. Also beginning January 1, 2016, the Company elected the prospective transition method such that excess tax benefits related to share-based awards will no longer be reflected as a decrease to cash flows from operating activities and as an increase to cash flows from financing activities on the consolidated statement of cash flows. Finally, effective January 1, 2016, the Company elected to account for share-based compensation forfeitures when they occur. There was no impact of this election because prior to the adoption the Company did not have adequate historical information to estimate forfeitures. No prior period amounts were adjusted as a result of the adoption of ASU 2016-09.

Stock Options

A summary of the Company’s stock option activity for the years ended December 31, 2015, 2016 and 2017 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Options	Price	Life	Value
			(In years)
Outstanding at January 1, 2015	7,217,331	$7.54	6.9	$142,262
Granted	1,284,939	39.11
Repurchased	(1,641,387)	5.44
Exercised	(1,943,022)	5.32
Expired/cancelled	(803,176)	16.59
Outstanding at December 31, 2015	4,114,685	17.53	7.7	76,567
Granted	1,546,532	22.64
Exercised	(564,844)	7.87
Expired/cancelled	(683,032)	27.41
Outstanding at December 31, 2016	4,413,341	19.02	7.0	11,558
Granted	4,066,735	16.43
Exercised	(1,217,320)	6.47
Expired/cancelled	(1,154,464)	25.25
Outstanding at December 31, 2017	6,108,292	$18.62	8.5	$16,205

Exercisable at December 31, 2017	1,459,459	$19.09	6.0	$8,058

The Company recorded share-based compensation expense associated with stock options of $6,628, $5,073 and $3,748 for the years ended December 31, 2017, 2016 and 2015, respectively.

The Company granted service-based awards of 2,805,976, 1,165,000 and 893,896 options to purchase common stock to key employees under its 2014 Plan during the years ended December 31, 2017, 2016 and 2015, respectively. The options become exercisable in installments of 25 percent per year, beginning on the first anniversary of the grant date and each of the three anniversaries thereafter, and have a maximum term of 10 years.

The Company granted service-based awards of 200,000 options to purchase common stock to key employees under its 2014 Plan during the year ended December 31, 2017 that were immediately vested at time of grant. These options have a maximum term of 10 years.

The Company granted performance-based awards of 260,759, 381,532 and 391,043 options to purchase common stock to key employees under the 2014 Plan during the years ended December 31, 2017, 2016 and 2015, respectively, that are earned based upon the Company’s performance relative to specified revenue and adjusted earnings before interest, taxes, depreciation and amortization goals corresponding to the year in which granted. None of the performance-based awards granted during 2017 and 2016 were earned and, therefore, no share-based compensation expense was recorded for these awards in either 2017 or 2016. All but 2,084 of the performance-based awards granted during 2015 were earned. The earned options vest in four installments of 25%, with the first installment vesting upon Audit Committee confirmation of the satisfaction of the applicable performance goals, and the remaining installments vesting annually thereafter. These options have a maximum term of 10 years.

The Company granted performance-based awards of 800,000 options to purchase common stock to key employees under its 2014 Plan during the year ended December 31, 2017 that will be earned or forfeited in increments based on the cumulative growth in adjusted earnings before interest, taxes, depreciation and amortization of a certain therapeutic category during the years ending December 31, 2017, 2018, 2019 and 2020. The earned options, if any, will be determined annually each March 31 of the subsequent year and vest as of that date. These options have a maximum term of 10 years.

At December 31, 2017, the total compensation cost related to non-vested options not yet recognized was $25,633, which will be recognized over a weighted average period of 3.3 years, assuming all employees complete their respective service periods for vesting of the options.

The total intrinsic value of options exercised/repurchased during the years ended December 31, 2017, 2016 and 2015 was $11,973, $13,048 and $103,317, respectively.

The weighted average grant date fair value of options granted during the years ended December 31, 2017, 2016 and 2015 was $6.23, $6.34 and $11.84, respectively. The grant-date fair value of each option award was estimated using the Black-Scholes-Merton option-pricing model using the assumptions set forth in the following table:

	Year Ended December 31,
	2017	2016	2015
Exercise price	$14.36 - $20.87	$14.40 - $36.60	$27.80 - $48.72
Expected volatility	33.44% - 36.38%	23.90% - 24.76%	25.12% - 26.70%
Expected dividend yield	0%	0%	0%
Risk-free rate for expected term	1.88% - 2.34%	1.23% - 2.06%	1.53% - 2.01%
Expected term (in years)	5.00 - 6.25	6.25	6.25

Estimating grant date fair values for employee stock options requires management to make assumptions regarding expected volatility of value of those underlying shares, the risk-free rate over the expected life of the stock options and the date on which share-based payments will be settled. Expected volatility is based on a weighted average of the Company’s historic volatility and an implied volatility for a group of industry-relevant healthcare companies as of the measurement date. Risk-free rate is determined based upon U.S. Treasury rates over the estimated expected option lives. Expected dividend yield is zero as the Company does not anticipate that any dividends will be declared during the expected term of the options. The expected term of options granted is calculated using the simplified method (the midpoint between the end of the vesting period and the end of the maximum term). Forfeitures are accounted for when they occur.

In March 2015, the Company repurchased vested stock options to buy 1,641,387 shares of common stock from certain current employees, including certain executive officers, for cash consideration totaling $36,298. All repurchased stock options were granted under the Company’s 2007 Stock Option Plan. No incremental compensation expense was recognized as a result of these repurchases.

For U.S. GAAP purposes, share-based compensation expense associated with stock options is based upon recognition of the grant date fair value over the vesting period of the option. For income tax purposes, share-based compensation tax deductions associated with nonqualified stock option exercises and repurchases are based upon the difference between the stock price and the exercise price at time of exercise or repurchase. Prior to the Company’s adoption of ASU 2016-09, in instances where share-based compensation expense for income tax purposes was in excess of share-based compensation expense for U.S. GAAP purposes, which had historically been the case for the Company, U.S. GAAP required that the tax benefit associated with this excess expense be recorded to shareholders’ equity to the extent that it reduced cash taxes payable. During the year ended December 31, 2015, the Company recorded excess tax benefits related to share-based awards of $20,805 as an increase to shareholders’ equity.

Prior to the Company’s adoption of ASU 2016-09, U.S. GAAP also required that excess tax benefits related to share-based awards be reported as a decrease to cash flows from operating activities and as an increase to cash flows from financing activities. The Company reported $20,805 of excess tax benefits related to share-based awards as a decrease to cash flows from operating activities and as an increase to cash flows from financing activities for the year ended December 31, 2015.

Restricted Stock Units

A summary of the Company’s RSU activity as of and for the year ended December 31, 2017 is as follows:

		Weighted
		Average
	Number	Grant Date
	of RSUs	Fair Value
Nonvested at January 1, 2017	—	$—
Granted	90,718	14.65
Expired/cancelled	(24,079)	14.65
Nonvested at December 31, 2017	66,639	$14.65

The Company granted 90,718 RSUs to key employees under its 2014 Plan during the year ended December 31, 2017. The value of an RSU is determined by the market value of the Company’s common stock at the date of grant. This value is recorded as compensation expense on a straight-line basis over the vesting period, which is three years. Of the 66,639 RSUs as of December 31, 2017, 34,747 RSUs cliff vest after three years, while the remaining 31,892 RSUs vest one-third per year.

The Company recorded share-based compensation expense associated with RSUs of $203 for the year ended December 31, 2017. At December 31, 2017, the total compensation cost related to non-vested RSUs not yet recognized was $615, which will be recognized over the next 2.3 years, assuming all employees complete their respective service periods for vesting of the RSUs.

Restricted Stock Awards

A summary of the Company’s RSA activity for the years ended December 31, 2015, 2016 and 2017 is as follows:

	Number	Weighted
	of Shares	Average
	Subject to	Grant Date
	Restriction	Fair Value
Nonvested at January 1, 2015	8,277	$18.12
Granted	10,805	26.60
Vested	(8,277)	18.12
Nonvested at December 31, 2015	10,805	$26.60
Granted	5,765	32.97
Vested	(10,805)	26.60
Nonvested at December 31, 2016	5,765	$32.97
Granted	36,814	17.13
Vested	(8,288)	26.80
Nonvested at December 31, 2017	34,291	$17.45

Under the 2014 Plan, the Company issued RSAs to non-employee directors. The value of a RSA is determined by the market value of the Company’s common stock at the date of grant. The value of a RSA is recorded as share-based compensation expense on a straight-line basis over the vesting period, which is typically one year.

The Company recorded share-based compensation expense associated with RSAs of $450, $339 and $188 for the years ended December 31, 2017, 2016 and 2015, respectively. At December 31, 2017, the total compensation cost related to non-vested RSAs not yet recognized was $255, which will be recognized during 2018, assuming the non-employee directors complete their service period for vesting of the RSAs.

11.       INCOME TAXES

The Tax Cuts and Jobs Act (the “Tax Act”) was enacted on December 22, 2017. The Tax Act reduces the U.S. federal corporate tax rate from 35 percent to 21 percent. At December 31, 2017, the Company has not completed its accounting for the tax effects of enactment of the Tax Act; however, as described below, the Company made a reasonable estimate of the effects on its existing deferred tax balances. In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, which addresses how a company recognizes provisional amounts when a company does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete its accounting for the effect of the changes in the Tax Act. The measurement period ends when a company has obtained, prepared and analyzed the information necessary to finalize its accounting, but cannot extend beyond one year.

For existing deferred tax balances for which the Company was able to determine an impact and those which the Company was able to determine a reasonable estimate including the provisional amounts discussed below, the Company recognized an income tax benefit of $7,828, which is included as a component of income tax benefit for the year ended December 31, 2017. The Company re-measured these deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future.

Provisional amounts were provided for deferred tax assets and liabilities for which reasonable estimates were available associated with the Company’s 2017 acquisitions (Note 3); certain equity interest; and deferred assets impacted by cash payments after December 31, 2017. The Company re-measured these deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21 percent. The provisional amount recorded related to the re-measurement of these deferred tax balances was an income tax benefit of $9,069, which is included in the Company’s Tax Act effect of $7,828.

Significant components of the benefit (expense) for income taxes for the years ended December 31, 2017, 2016 and 2015 are as follows:

	2017	2016	2015
Current:
Federal	$(1,748)	$(703)	$(17,592)
State and local	(1,921)	(1,713)	(3,257)
Total current	(3,669)	(2,416)	(20,849)

Deferred:
Federal	10,343	(7,989)	4,061
State and local	452	(790)	554
Total deferred	10,795	(8,779)	4,615

	$7,126	$(11,195)	$(16,234)

The reconciliation of income taxes computed at the U.S. federal statutory tax rate to income tax benefit (expense) is as follows:

	Year Ended December 31,
	2017	2016	2015
Income tax expense at U.S. statutory rate	$(2,822)	$(12,675)	$(14,352)
Tax effect from:
Share-based compensation (Note 3)	3,003	4,148	—
State income taxes, net of federal benefit	(418)	(1,904)	(1,563)
Loss on noncontrolling interest	(113)	(1,138)	(351)
Tax Act effect	7,828	—	—
Other	(352)	374	32
Income tax benefit (expense)	$7,126	$(11,195)	$(16,234)

Significant components of deferred tax assets and liabilities are as follows:

	December 31,
	2017	2016
Deferred tax assets:
Allowance for doubtful accounts	$5,696	$8,861
Net operating loss and credit carryforwards	2,114	6,383
Compensation and benefits	4,611	3,598
Investments	—	1,101
Other temporary differences	679	1,014
Total deferred tax assets	13,100	20,957

Deferred tax liabilities:
Property and intangible assets	(26,406)	(13,825)
Prepaid expenses and other current assets	(740)	(1,122)
Investments	(321)	—
Total deferred tax liabilities	(27,467)	(14,947)

Net deferred tax (liabilities) assets	$(14,367)	$6,010

At December 31, 2017, the Company had $53,148 of state and local gross net operating loss carry-forwards. The state and local gross net operating loss carry-forwards expire at various times through 2036.

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

As of both December 31, 2017 and 2016, the Company had unrecognized tax benefits of $268; all of which, if recognized, would reduce both tax expense and the effective tax rate.

The Company would adjust its tax reserve estimates periodically because of ongoing examinations by, and settlements with, varying taxing authorities, as well as changes in tax laws, regulations and interpretations. The consolidated tax provision of any given year includes adjustments to prior year income tax accruals and related estimated interest charges that are considered appropriate. The Company’s 2016, 2015 and 2014 C corporation tax returns are open to examination by U.S. federal, state and local taxing authorities. The Company’s 2014 and 2015 tax years are currently under examination by the U.S. federal tax authority. To date, no material adjustments have been proposed.

12.       INCOME PER COMMON SHARE

Basic income per common share is computed by dividing net income allocable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted income per common share further includes any common shares available to be issued upon: exercise of outstanding service-based stock options; exercise of outstanding performance-based stock options for which all performance conditions were satisfied; and satisfaction of all contingent consideration performance conditions; and RSAs and RSUs, if such inclusions would be dilutive.

The following table sets forth the computation of basic and diluted income per common share:

	Year Ended December 31,
	2017	2016	2015
Numerator:
Net income attributable to Diplomat Pharmacy, Inc.	$15,510	$28,273	$25,776

Denominator:
Weighted average common shares outstanding, basic	68,130,322	65,970,396	60,730,133
Weighted average dilutive effect of stock options, RSAs and RSUs	649,731	1,739,750	2,029,241
Weighted average dilutive effect of contingent consideration	—	337,577	337,577
Weighted average common shares outstanding, diluted	68,780,053	68,047,723	63,096,951

Net income per common share:
Basic	$0.23	$0.43	$0.42
Diluted	$0.23	$0.42	$0.41

Service-based and earned performance-based stock options to purchase a weighted average of 3,242,919, 1,542,064 and 649,564 common shares were excluded from the computation of diluted weighted average common shares outstanding for the years ended December 31, 2017, 2016 and 2015, respectively, as inclusion of such options would be anti-dilutive. Performance-based stock options to purchase up to a weighted average of 770,503, 291,277 and 410,452 common shares were excluded from the computation of diluted weighted average common shares outstanding for the years ended December 31, 2017, 2016 and 2015, respectively, as all performance conditions were not satisfied at some/all quarter-end periods within the respective years. Weighted average RSUs of 21,623 common shares were excluded from the computation of diluted weighted average common shares outstanding for the year ended December 31, 2017 as inclusion of such RSUs would be anti-dilutive. Weighted average RSAs of 10,038 and 475 common shares were excluded from the computation of diluted weighted average common shares outstanding for the years ended December 31, 2017 and 2016, respectively, as inclusion of such RSAs would be anti-dilutive. Contingent consideration to issue a weighted average of 1,012,732 common shares was excluded in the computation of diluted weighted average common shares outstanding for the year ended December 31, 2015, as all performance conditions were not satisfied until the quarter ended December 31, 2015.

13.       COMMITMENTS AND CONTINGENCIES

Legal Proceedings

On November 10, 2016, a putative class action complaint was filed in the U.S. District Court for the Eastern District of Michigan against Diplomat Pharmacy, Inc. and certain officers of the Company. Following appointment of lead plaintiffs and lead counsel, an amended complaint was filed on April 11, 2017. The amended complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 in connection with public filings made between February 29, 2016 and November 2, 2016 (the “potential class period”). The plaintiff seeks to represent a class of shareholders who purchased stock in the potential class period. The complaint seeks unspecified monetary damages and other relief. The Company filed a motion to dismiss the amended complaint on May 24, 2017. The court issued an order denying the Company’s motion to dismiss on January 19, 2018. The Company filed a motion for reconsideration of its motion to dismiss on February 2, 2018. The Company believes the complaint and allegations to be without merit and intends to vigorously defend itself against the action. The Company is unable at this time to determine whether the outcome of the litigation would have a material impact on its results of operations, financial condition or cash flows.

On February 10, 2017, the Company’s Board of Directors (the “Board”) received a demand letter from a purported shareholder containing allegations similar to those contained in the putative class action complaint described above. The letter demanded that the Board take action to remedy the alleged violations. In response, the Board established a Special Independent Committee of its disinterested and independent members to investigate the claims. Subsequently, on June 2, 2017, the shareholder filed a putative shareholder’s derivative lawsuit in the Michigan Circuit Court for the County of Genesee regarding the same matters alleged in the demand letter. The complaint names the Company as a nominal defendant and names a number of the Company’s current and former officers and directors as defendants. The complaint seeks unspecified monetary damages and other relief. In connection with the ongoing Special Independent Committee investigation, on July 20, 2017, by agreement between the Company and the shareholder, the court ordered a stay of legal proceedings for 90 days, after which time by further agreement of the Company and the shareholder, the court has extended the stay until April 3, 2018. The Company is unable at this time to determine whether the outcome of the litigation would have a material impact on its results of operations, financial condition or cash flows.

The results of legal proceedings are often uncertain and difficult to predict, and the Company could from time to time incur judgments, enter into settlements, materially change its business practices or technologies or revise its expectations regarding the outcome of certain matters. In addition, the costs incurred in litigation can be substantial, regardless of the outcome.

The Company’s business of providing specialized pharmacy services and other related services may subject it to litigation and liability for damages in the ordinary course of business. Nevertheless, the Company believes there are no other legal proceedings, the outcome of which, if determined adversely to the Company, would individually or in the aggregate be reasonably expected to have a material adverse effect on its business, financial position, cash flows or results of operations.

Purchase Commitments

The Company’s amended contract with AmerisourceBergen expires on September 30, 2018. This amended contract commits the Company to a minimum purchase obligation of approximately $2,000,000 per contract year to maintain its current negotiated discounts and rates.

Lease Commitments

The Company leases multiple pharmacy and distribution facilities and office equipment under various operating lease agreements expiring through December 2027. Total rental expense under operating leases for the years ended December 31, 2017, 2016 and 2015 was $4,215, $4,179 and $3,295, respectively, exclusive of property taxes, insurance and other occupancy costs generally payable by the Company.

Future minimum payments under non-cancelable operating leases with initial or remaining terms in excess of one year as of December 31, 2017 are as follows:

2018	$2,740
2019	2,761
2020	2,476
2021	2,142
2022	1,677
Thereafter	2,348
$14,144

14.       SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table presents selected quarterly financial data for each of the quarters in the years ended December 31, 2017 and 2016:

	For the 2017 Quarter Ended
	March 31	June 30	September 30	December 31
Net sales	$1,078,740	$1,126,464	$1,124,957	$1,155,069
Gross profit	85,049	84,834	85,303	93,492
Income (loss) before income taxes	6,532	2,946	299	(1,714)
Net income	4,225	3,490	961	6,513
Net income attributable to Diplomat	4,367	3,591	1,016	6,536
Basic income per common share	0.07	0.05	0.01	0.09
Diluted income per common share	0.06	0.05	0.01	0.09

	For the 2016 Quarter Ended
	March 31	June 30	September 30	December 31
Net sales	$995,870	$1,088,506	$1,181,173	$1,144,838
Gross profit	79,238	83,270	78,512	83,808
Income (loss) before income taxes	23,717	12,438	(408)	468
Net income (loss)	15,183	8,293	2,828	(1,284)
Net income (loss) attributable to Diplomat	15,429	8,534	5,408	(1,098)
Basic income (loss) per common share	0.24	0.13	0.08	(0.02)
Diluted income (loss) per common share	0.23	0.13	0.08	(0.02)

The Company’s results were impacted by the following:

•      Quarter ended December 31, 2017: The Company recognized $1,710 of changes in the fair values of contingent consideration. The Company recognized a $7,828 income tax benefit due to the enactment of the Tax Act (Note 11).

•      Quarter ended September 30, 2017: The Company recognized $1,965 of changes in the fair values of contingent consideration.

•      Quarter ended December 31, 2016: The Company recognized a $4,659 impairment of its cost method investment in PRM (Note 9).

•      Quarter ended September 30, 2016: The Company was assessed and recorded approximately $8,000 in additional DIR fees, of which approximately $4,000 were retroactive DIR fees that increased its previous estimates by approximately $1,700 and $2,300 for the first and second quarters of 2016, respectively. The Company recognized a $4,804 impairment of its Primrose intangible assets (Note 8), partially offset by $2,354 which was the noncontrolling interests’ allocation of the recognized impairment. The Company recognized $3,076 in excess tax benefits related to share-based awards (Note 3).

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

Our management, with the participation of the chief executive officer and the chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) as of December 31, 2017. Based on these evaluations, the chief executive officer and the chief financial officer concluded that our disclosure controls and procedures required by paragraph (b) of Rule 13a-15 or 15d-15 were effective as of December 31, 2017.

Management’s Report on Internal Control over Financial Reporting and Attestation Report of the Registered Public Accounting Firm

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we included within this Annual Report on Form 10-K Management’s Report on Internal Control over Financial Reporting as of December 31, 2017. Our independent registered public accounting firm also attested to, and reported on, the Company’s Internal Control over Financial Reporting. Management’s report and the independent registered public accounting firm’s report are included in Item 8 of this Annual Report on Form 10-K.

Remediation of Prior Material Weakness in Internal Control over Financial Reporting

As reported in our Annual Report on Form 10-K for the year ended December 31, 2016, we identified a material weakness in the operating effectiveness of our evaluation and review of recorded inventory balances. Specifically, at certain locations the initial costs used to value ending inventories were not correct and we did not initially identify all items necessary to accurately complete our inventory reconciliation.

In the fourth quarter of 2017, management completed its remediation plan to ensure that deficiencies that contributed to the material weakness were remediated such that these controls operate effectively, which included steps to strengthen our inventory costing and reconciliation controls. The remediation actions that were taken included: additional testing of the pricing file utilized to cost physical inventory; and strengthening the depth and breadth of review of the inventory reconciliation by senior accounting and finance personnel. As a result of these measures, management has concluded that it has remediated the material weaknesses that existed as of December 31, 2016.

Changes in Internal Control over Financial Reporting

Except as otherwise discussed above, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the fourth quarter of 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

On January 4, 2018, the Board appointed Jeff Park as interim CEO and the Board’s Compensation Committee approved a compensation package for Mr. Park that provided he would continue to receive compensation pursuant to the non-employee director compensation program of the Board, and also would receive (i) cash compensation of $41,666.67 per month (with pro ration) and (ii) a grant of restricted stock with a value of $1,000,000 (“Restricted Stock Grant”), vesting quarterly over one year. On February 26, 2018, the Board’s Compensation Committee further refined Mr. Park’s compensation package by (i) terminating the receipt of (a) the compensation pursuant to the non-employee director compensation program of the Board, and (b) the aforementioned cash compensation, and (ii)

cancelling the Restricted Stock Grant, and in lieu thereof approved a grant of 69,349 restricted stock units (“RSUs”) in accordance with the 2014 Omnibus Plan. The RSUs will vest during his service as interim CEO, with 9,166 RSUs vesting on February 26, 2018 and 60,183 RSUs vesting in five equal monthly installments on the fourth day (or the immediate prior business day) of each month between March and July 2018 (with pro rata vesting).

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERANCE

The information required by this item is set forth under the following captions in our proxy statement to be filed with respect to the 2018 annual meeting of shareholders (the “Proxy Statement”), all of which is incorporated herein by reference: “Proposal No. 1 — Election of Directors,” “Board Matters — The Board of Directors,” “Board Matters — Committees of the Board,” “Board Matters — Corporate Governance,” “Certain Relationships and Related Person Transactions,” “Additional Information — Section 16(a) Beneficial Ownership Reporting Compliance,” and “Additional Information — Requirements for Submission of Shareholder Proposals and Nominations for 2019 Annual Meeting.”

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item is set forth under the following captions in our Proxy Statement, all of which is incorporated herein by reference: “Compensation Discussion and Analysis,” “Named Executive Officer Compensation Tables,” “Board Matters — Director Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report.”

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

3.     Exhibits

			Incorporated by reference
Exhibit number	Exhibit description	Filed/Furnished herewith	Form	Period ending	Exhibit number	Filing date

2.1**	Membership Interest Purchase Agreement, dated June 19, 2015, by and among Diplomat, Burman’s Apothecary, L.L.C., and the other parties named therein		8-K		2.1	06/22/15

2.2**	Securities Purchase Agreement and Plan of Merger by and among Diplomat Pharmacy, Inc., LDI Holding Company, LLC and the other parties named therein, dated November 15, 2017		8-K		2.1	11/16/17

3.1	Third Amended and Restated Articles of Incorporation		S-1/A		3.1	09/17/14

3.2	Bylaws		8-K		3.1	01/05/18

4.1	Form of Common Stock Certificate		S-1/A		4.1	09/11/14

10.1*	Diplomat Pharmacy, Inc. 2007 Option Plan		S-1		10.4	07/03/14

10.2*	Form of Amended and Restated 2007 Option Plan Grant Agreement		S-1		10.5	07/03/14

10.3*	Form of 2007 Option Plan Grant (Performance-Based) Agreement		S-1/A		10.6	09/11/14

10.4*	Diplomat Pharmacy, Inc. 2014 Omnibus Incentive Plan		S-1/A		10.7	09/29/14

10.5*	Form of Stock Option Award Agreement (Time-Based) (2014 Omnibus Incentive Plan)		S-1/A		10.11	10/03/14

			Incorporated by reference
Exhibit number	Exhibit description	Filed/Furnished herewith	Form	Period ending	Exhibit number	Filing date
10.6*	Form of Restricted Stock Award Agreement (2014 Omnibus Incentive Plan)		S-1/A		10.12	10/03/14

10.7*	Form of Stock Option Award Agreement (Performance-Based) (2014 Omnibus Incentive Plan)		8-K		10.1	06/09/15

10.8*	Form of Restricted Stock Award Agreement (Non-Employee Directors) (2014 Omnibus Incentive Plan)		10-Q	09/30/15	10.3	11/04/15

10.9*	Form of Stock Option Award Agreement (Time-Based) (2014 Omnibus Incentive Plan)		8-K		10.1	12/09/16

10.10*	Form of Restricted Stock Unit Award Agreement (Time-Based)		8-K		10.1	04/06/17

10.11.1†	Pharmacy Distribution and Services Agreement, dated July 1, 2013, by and between Celgene Corporation and Diplomat		S-1/A		10.8.1	08/19/14

10.11.2†	First Amendment to Pharmacy Distribution and Services Agreement, dated July 8, 2013, by and between Celgene Corporation and Diplomat		S-1/A		10.8.2	08/19/14

10.11.3†	Adoption and Amendment of Pharmacy Distribution and Services Agreement, dated March 21, 2014, by and between Celgene Corporation and Diplomat		S-1/A		10.8.3	08/19/14

10.11.4†	Amendment to Pharmacy Distribution and Services Agreement, executed October 19, 2015 and effective as of June 1, 2016, by and between Diplomat and Celgene Corporation		10-K	12/31/15	10.18	02/29/16

10.11.5†	Pharmacy Distribution and Services Agreement, dated as of March 31, 2017 and effective as of July 1, 2017 by and between Celgene Corporation and the Company		10-Q	03/31/17	10.1	05/09/17

10.12.1†	Prime Vendor Agreement, dated January 1, 2012, by and among AmerisourceBergen Drug Corporation, Diplomat and its subsidiaries named therein		S-1/A		10.9.1	08/19/14

10.12.2	First Amendment to Prime Vendor Agreement, dated July 20, 2012, by and among AmerisourceBergen Drug Corporation, Diplomat and its subsidiaries named therein		S-1/A		10.9.2	08/19/14

			Incorporated by reference
Exhibit number	Exhibit description	Filed/Furnished herewith	Form	Period ending	Exhibit number	Filing date
10.12.3†	Second Amendment to Prime Vendor Agreement, effective August 1, 2015, by and among Diplomat, AmerisourceBergen Drug Corporation, and each Company subsidiary named therein		8-K		10.1	09/15/15

10.12.4†	Third Amendment to Prime Vendor Agreement, effective October 1, 2016, by and among AmerisourceBergen Drug Corporation and the Company subsidiaries named therein		8-K		10.1	10/06/16

10.12.5†	Fourth Amendment to Prime Vendor Agreement, effective May 9, 2017, by and among AmerisourceBergen Drug Corporation and each Company subsidiary named therein		10-Q	09/30/17	10.3	11/06/17

10.12.6†	Fifth Amendment to Prime Vendor Agreement, effective August 3, 2017, by and among AmerisourceBergen Drug Corporation and each Company subsidiary named therein		10-Q	09/30/17	10.4	11/06/17

10.12.7†	Sixth Amendment to Prime Vendor Agreement, effective October 24, 2017, by and among AmerisourceBergen Drug Corporation and each Company subsidiary named therein	X

10.13	Joinder Agreement, dated November 1, 2015, by and among AmerisourceBergen Drug Corporation, Diplomat and the Diplomat subsidiaries named therein		10-K	12/31/15	10.20	02/29/16

10.14	Commitment Letter by and among Diplomat Pharmacy, Inc., JPMorgan Chase Bank, N.A., and Capital One, National Association dated November 15, 2017		8-K		10.1	11/16/17

10.15	Credit Agreement, dated December 20, 2017, by and among the Company, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent		8-K		10.1	12/21/17

10.16	Guarantee and Collateral Agreement, dated December 20, 2017, by and among the Company, the other Loan Parties, and JPMorgan Chase Bank, N.A., as Administrative Agent		8-K		10.2	12/21/17

10.17*	Diplomat Pharmacy, Inc. Annual Performance Bonus Plan		8-K		10.2	06/09/15

			Incorporated by reference
Exhibit number	Exhibit description	Filed/Furnished herewith	Form	Period ending	Exhibit number	Filing date
10.18	Consent to Sale of Compounding Business, dated August 27, 2015, by and among Diplomat, General Electric Capital Corporation, and the other lender parties thereto		10-Q	9/30/16	10.2	11/04/15

10.19*	Diplomat Non-Employee Director Compensation Program (April 2017)		10-Q	03/31/17	10.2	05/09/17

10.20*	Permanent Release and Settlement Agreement, dated October 25, 2016, by and between the Company and Sean Whelan		8-K		10.2	10/26/16

10.21*	Employment Agreement, dated October 25, 2016, by and between the Company and Paul Urick		8-K		10.1	10/26/16

10.22†	Distribution and Services Agreement dated August 7, 2013 by and between Pharmacyclics, Inc. and Diplomat		10-K	12/31/16	10.24	03/08/17

10.23†	Amendment No. 1 to Distribution and Services Agreement by and between Pharmacyclics, Inc. and Diplomat, dated March 3, 2014		10-K	12/31/16	10.25	03/08/17

10.24*	Employment Agreement, dated August 7, 2017, by and between the Company and Joel Saban		8-K		10.1	08/07/17

10.25*	Separation and Release Agreement, dated August 7, 2017, by and between the Company and Paul Urick		8-K		10.2	08/07/17

21	List of subsidiaries of Diplomat	X

23	Consent of BDO USA, LLP	X

31.1	Section 302 Certification—CEO	X

31.2	Section 302 Certification—CFO	X

32.1	Section 906 Certification—CEO	X

32.2	Section 906 Certification—CFO	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

Incorporated by reference
Exhibit number	Exhibit description	Filed/Furnished herewith	Form	Period ending	Exhibit number	Filing date
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

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
Atul Kavthekar
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

Date:      March 1, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of March 1, 2018 by the following persons on behalf of the registrant and in the capacities indicated.

/s/ JEFFREY PARK	Interim Chief Executive Officer and Director
Jeffrey Park	(Principal Executive Officer)

/s/ ATUL KAVTHEKAR	Chief Financial Officer
Atul Kavthekar	(Principal Financial Officer and Principal Accounting Officer)

/s/ BENJAMIN WOLIN	Chairman of the Board of Directors
Benjamin Wolin

/s/ REGINA BENJAMIN	Director
Regina Benjamin

/s/ DAVID DREYER	Director
David Dreyer

/s/ PHILIP R. HAGERMAN	Director
Philip R. Hagerman

/s/ KENNETH O. KLEPPER	Director
Kenneth O. Klepper

/s/ SHAWN CLINE TOMASELLO	Director
Shawn Cline Tomasello