Form 10-Q
period 2018-03-31
Diplomat Pharmacy, Inc.
filed 2018-05-08
CIK 1610092

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

Yes ☐   No ☒

As of May 7, 2018, there were 74,132,806 outstanding shares of the registrant’s no par value common stock.

DIPLOMAT PHARMACY, INC.

Form 10-Q

For the Quarter Ended March 31, 2018

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DIPLOMAT PHARMACY, INC.

Condensed Consolidated Balance Sheets (Unaudited)

(Dollars in thousands)

	March 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash and equivalents	$6,040	$84,251
Receivables, net	329,749	332,091
Inventories	194,755	206,603
Prepaid expenses and other current assets	13,410	11,125
Total current assets	543,954	634,070

Property and equipment, net	39,719	38,990
Capitalized software for internal use, net	31,719	36,520
Goodwill	835,633	832,624
Definite-lived intangible assets, net	375,001	392,011
Other noncurrent assets	5,883	6,208

Total assets	$1,831,909	$1,940,423

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$393,185	$377,489
Rebates payable	32,032	35,974
Borrowings on line of credit	140,000	188,250
Short-term debt, including current portion of long-term debt	11,500	11,500
Accrued expenses:
Compensation and benefits	14,460	9,584
Contingent consideration	7,100	8,100
Other	16,901	20,560
Total current liabilities	615,178	651,457

Long-term debt, less current portion	444,916	521,098
Deferred income taxes	13,820	14,367
Contingent consideration	4,000	4,000
Total liabilities	1,077,914	1,190,922

Commitments and contingencies (Note 10)

Shareholders’ equity:
Preferred stock (10,000,000 shares authorized; none issued and outstanding)	—	—
Common stock (no par value; 590,000,000 shares authorized; 74,082,806 and 73,871,424 issued and outstanding at March 31, 2018 and December 31, 2017, respectively)	621,853	619,235
Additional paid-in capital	40,902	38,450
Retained earnings	91,240	91,816
Total shareholders’ equity	753,995	749,501

Total liabilities and shareholders’ equity	$1,831,909	$1,940,423

See accompanying notes to condensed consolidated financial statements.

DIPLOMAT PHARMACY, INC.

Condensed Consolidated Statements of Operations (Unaudited)

(Dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2018	2017
Net sales	$1,342,484	$1,078,740
Cost of sales	(1,231,871)	(993,691)
Gross profit	110,613	85,049
Selling, general and administrative expenses	(101,922)	(76,501)
Income from operations	8,691	8,548
Other (expense) income:
Interest expense	(10,427)	(2,049)
Other	418	33
Total other expense	(10,009)	(2,016)
(Loss) income before income taxes	(1,318)	6,532
Income tax benefit (expense)	868	(2,307)
Net (loss) income	(450)	4,225
Less net loss attributable to noncontrolling interest	—	(142)
Net (loss) income attributable to Diplomat Pharmacy, Inc.	$(450)	$4,367

Net (loss) income per common share:
Basic	$(0.01)	$0.07
Diluted	$(0.01)	$0.06

Weighted average common shares outstanding:
Basic	73,996,313	66,886,866
Diluted	73,996,313	67,780,434

See accompanying notes to condensed consolidated financial statements.

DIPLOMAT PHARMACY, INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net (loss) income	$(450)	$4,225
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	23,951	15,397
Net provision for doubtful accounts	2,322	2,784
Share-based compensation expense	3,161	972
Amortization of debt issuance costs	1,132	297
Deferred income tax (benefit) expense	(547)	1,746
Contingent consideration payment	(470)	—
Other	(3)	—
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	21	21,406
Inventories	11,903	14,819
Accounts payable	11,753	(20,640)
Other assets and liabilities	(4,201)	3,289
Net cash provided by operating activities	48,572	44,295

Cash flows from investing activities:
Expenditures for property and equipment	(2,302)	(569)
Expenditures for capitalized software for internal use	(567)	(1,285)
Payments to acquire businesses, net of cash acquired	—	(26,532)
Other	3	(43)
Net cash used in investing activities	(2,866)	(28,429)

Cash flows from financing activities:
Net payments on line of credit	(48,250)	(33,537)
Payments on long-term debt	(76,875)	(1,500)
Proceeds from long-term debt	—	25,000
Proceeds from issuance of stock upon stock option exercises	1,909	2,799
Contingent consideration payment	(530)	—
Payments of debt issuance costs	(171)	—
Net cash used in financing activities	(123,917)	(7,238)

Net (decrease) increase in cash and equivalents	(78,211)	8,628

Cash and equivalents at beginning of period	84,251	7,953

Cash and equivalents at end of period	$6,040	$16,581

Supplemental disclosures of cash flow information:
Cash paid for interest	$(10,160)	$(1,710)
Cash refunded (paid) for income taxes	319	(117)

See accompanying notes to condensed consolidated financial statements.

DIPLOMAT PHARMACY, INC.

Condensed Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)

(Dollars in thousands)

			Additional		Total
	Common Stock		Paid-In	Retained	Shareholders’
	Shares	Amount	Capital	Earnings	Equity

Balance at January 1, 2018	73,871,424	$619,235	$38,450	$91,816	$749,501
Adoption of ASC Topic 606 (Note 3)	—	—	—	(126)	(126)
Net loss	—	—	—	(450)	(450)
Stock issued upon stock option exercises	200,677	2,461	(552)	—	1,909
Share-based compensation expense	—	—	3,161	—	3,161
Stock issued upon vesting of restricted stock units	10,705	157	(157)	—	—
Balance at March 31, 2018	74,082,806	$621,853	$40,902	$91,240	$753,995

See accompanying notes to condensed consolidated financial statements.

DIPLOMAT PHARMACY, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except per share amounts)

1.              DESCRIPTION OF BUSINESS

Diplomat Pharmacy, Inc. and its consolidated subsidiaries (the “Company”) is the largest independent provider of specialty pharmacy services in the United States of America (“U.S.”). The Company is focused on improving the lives of patients with complex chronic diseases while also delivering unique solutions for manufacturers, hospitals, payers and providers. The Company’s patient-centric approach positions it at the center of the healthcare continuum for treatment of complex chronic disease states, including oncology, specialty infusion therapy, immunology, hepatitis, multiple sclerosis and many other serious or long-term conditions. The Company operates as two reporting segments. The Specialty segment offers a broad range of innovative solutions to address the dispensing, delivery, dosing and reimbursement of clinically intensive, high-cost specialty drugs and a wide range of applications and the Pharmacy Benefit Management (“PBM”) segment provides services designed to help the Company’s customers reduce the cost and manage the complexity of their prescription drug programs. The Company dispenses to patients in all U.S. states and territories through its advanced distribution centers and manages centralized clinical call centers to deliver localized services on a national scale.

2.              BASIS OF PRESENTATION

Interim Unaudited Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, the interim financial statements include all adjustments of a normal recurring nature necessary for a fair presentation of the financial position, results of operations, cash flows and changes in shareholders’ equity. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K, which was filed with the SEC on March 1, 2018.

3.              NEW ACCOUNTING STANDARDS

Adoption of New Accounting Standards

Revenue

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“Topic 606”), which supersedes the previous revenue recognition guidance under U.S. GAAP. The new standard focuses on creating a single source of revenue guidance for revenue arising from contracts with customers for all industries. The objective of the new standard is for companies to recognize revenue when it transfers the promised goods or services to its customers at an amount that represents what the company expects to be entitled to in exchange for those goods or services. In July 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606) Deferral of the Effective Date, which deferred the effective date of Topic 606 by one year to annual reporting periods beginning after December 15, 2017 for public entities, though early adoption was permitted. Topic 606 permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (modified retrospective transition method). The new standard also includes a cohesive set of disclosure requirements intended to provide users of financial statements with comprehensive information about the nature, amount, timing and uncertainty of revenue and cash flows arising from a company’s contracts with customers.

On January 1, 2018, the Company adopted Topic 606 using the modified retrospective transition method. Therefore, the comparative financial information has not been restated and continues to be reported under the accounting standards in effect for those periods. The Company recognized the cumulative effect of initially applying the new revenue recognition standard on January 1, 2018 and recorded an after-tax adjustment of $126 to reduce beginning retained earnings. This cumulative adjustment relates to a shift in the timing of revenue recognition of dispensing prescription drugs for home delivery from the date the drugs are shipped under the Company’s previous accounting policy to the date the drugs are physically delivered (which better reflects when control transfers) under the new accounting policy adopted in connection with Topic 606. The effect of this change is not significant as there is a very short timeframe from the shipment date to the physical delivery date of the prescription drugs. Additionally, in the PBM segment, prior to the adoption of Topic 606, revenue related to certain contracts was previously recognized on a net basis as the Company was considered to be acting as an agent in the transactions. The Company reassessed the principal versus agent criteria under Topic 606 and determined under the new guidance that the Company is considered to be acting as principal in these transactions and, effective January 1, 2018, began to recognize revenue on a gross basis.

As a result of applying the modified retrospective transition method, the following condensed consolidated balance sheet line items were adjusted as of January 1, 2018:

	As Reported		As Adjusted
	December 31, 2017	Adjustment	January 1, 2018
Receivables, net	$332,091	$(6,483)	$325,608
Inventories	206,603	6,313	212,916
Total current assets	634,070	(170)	633,900
Total assets	1,940,423	(170)	1,940,253
Accrued expenses — Other	20,560	(44)	20,516
Total current liabilities	651,457	(44)	651,413
Total liabilities	1,190,922	(44)	1,190,878
Retained earnings	91,816	(126)	91,690
Total shareholders’ equity	749,501	(126)	749,375
Total liabilities and shareholders’ equity	1,940,423	(170)	1,940,253

The following table compares the reported condensed consolidated balance sheet, statement of operations and statement of cash flows as of and for the three months ended March 31, 2018 to the as adjusted amounts had the previous revenue accounting guidance remained in effect:

	As Reported As of and For the Three Months Ended		As Adjusted As of and for the Three Months Ended
	March 31, 2018	Adjustment	March 31, 2018
Condensed Consolidated Balance Sheet:
Receivables, net	$329,749	$8,382	$338,131
Inventories	194,755	(8,085)	186,670
Total current assets	543,954	297	544,251
Total assets	1,831,909	297	1,832,206
Accrued expenses — Other	16,901	78	16,979
Total current liabilities	615,178	78	615,256
Total liabilities	1,077,914	78	1,077,992
Retained earnings	91,240	219	91,459
Total shareholders’ equity	753,995	219	754,214
Total liabilities and shareholders’ equity	1,831,909	297	1,832,206

Condensed Consolidated Statement of Operations:
Net sales	$1,342,484	$(97,890)	$1,244,594
Cost of sales	(1,231,871)	98,017	(1,133,854)
Gross profit	110,613	127	110,740
Income from operations	8,691	127	8,818
(Loss) income before income taxes	(1,318)	127	(1,191)
Income tax benefit (expense)	868	(34)	834
Net (loss) income	(450)	93	(357)
Net (loss) income attributable to Diplomat Pharmacy, Inc.	(450)	93	(357)

Condensed Consolidated Statement of Cash Flows:
Net (loss) income	$(450)	$93	$(357)
Accounts receivable (change)	21	(8,382)	(8,361)
Inventories (change)	11,903	8,085	19,988
Other assets and liabilities (change)	(4,201)	204	(3,997)

See the Revenue section in Note 4 for additional disclosures required under Topic 606.

Derivatives and Hedging

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities (“ASU 2017-12”). ASU 2017-12 aligns hedge accounting with risk management activities and simplifies the requirement to qualify for hedge accounting. ASU 2017-12 is effective for annual periods beginning on or after December 15, 2018, including interim periods within those annual periods. Early adoption is permitted.

Effective January 1, 2018, the Company early adopted ASU 2017-12. There was no current impact to the Company as a result of this adoption.

Accounting Standards Issued But Not Yet Adopted

Leases

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), requiring lessees to recognize a right-of-use asset and a lease liability for all leases (with the exception of short-term leases) at lease commencement date. ASU 2016-02 is effective for annual periods beginning on or after December 15, 2018, including interim periods within those annual periods. Early adoption is permitted. The Company is in the early stages of evaluating the impact that adopting ASU 2016-02 will have on its consolidated financial statements and/or notes thereto.

4.              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Receivables, net

Receivables, net consisted of the following:

	March 31,	December 31,
	2018	2017
Trade receivables, net of allowances of $(23,026) and $(22,050), respectively	$316,805	$317,004
Rebate receivables	10,575	12,847
Other receivables	2,369	2,240
	$329,749	$332,091

Trade receivables are stated at the invoiced amount. Trade receivables primarily include amounts due from clients, third-party pharmacy benefit managers and insurance providers and are based on contracted prices. Trade receivables are unsecured and require no collateral. Trade receivable terms vary by payer, but generally are due within 30 days after the sale of the product or performance of the service.

Rebate receivables are amounts due from pharmaceutical manufacturers related to drug purchases by participants of the various pharmacy benefit plans that the Company manages, a portion of which, depending on contract terms, are paid back to the Company’s customers.

Inventories

Inventories consist of prescription and over-the-counter drugs and are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method. Prescription drugs are returnable to the Company’s vendors and fully refundable before six months of expiration, and any remaining expired drugs are relieved from inventory on a quarterly basis.

Revenue

The following table disaggregates the Company’s net sales by major source:

	Three Months Ended March 31,
	2018	2017
Oncology (Specialty)	$686,897	$608,282
Specialty Infusion (Specialty)	165,717	131,026
Immunology (Specialty)	135,599	138,051
Other (Specialty)	164,766	201,381
PBM	191,468	—
Inter-segment eliminations	(1,963)	—
	$1,342,484	$1,078,740

Specialty Segment

The Company recognizes revenue from dispensing prescription drugs for home delivery at the time the drugs are physically delivered (when control transfers). Revenue from dispensing prescription drugs that are picked up by patients at an open-door or retail pharmacy location are recorded at prescription adjudication, which approximates the fill date. Each prescription claim is considered its own arrangement with the customer and is a performance obligation.

The Company accrues an estimate of fees, including direct and indirect remuneration fees (“DIR fees”), which are assessed or expected to be assessed by payers at some point after adjudication of a claim, as a reduction at the time revenue is recognized. Changes in the Company’s estimate of such fees are recorded as an adjustment to revenue when the change becomes known.

PBM Segment

The Company provides a pharmacy benefit management service, including mail order pharmacy and specialty pharmacy services, to its clients, which include Medicare Part D Plans, regional health Plans, self-insured clients and Medicaid Plans. The Company sells prescription drugs directly through its mail service dispensing pharmacy and indirectly through its contracted network of retail pharmacies. The Company recognizes revenue from the sale of prescription drugs by its mail order pharmacy service when the drugs are physically delivered (when control transfers) and by its retail pharmacy network when the claim is adjudicated. The Company’s pharmacy benefit management services are accounted for in a manner consistent with a master supply arrangement as there are no contractual minimum volumes and each prescription is considered a separate purchasing decision and distinct performance obligation transferred at a point in time. Pharmacy benefit management services performed in connection with each prescription claim are considered part of a single performance obligation which culminates in the dispensing of prescription drugs. The Company recognizes revenue using the gross method since the Company acts as principal in the arrangement, exercises pricing latitude and independently has a contractual obligation to pay its network pharmacy providers for benefits provided to its clients’ members, and assumes primary responsibility for fulfilling the promise to provide prescription drugs to its client plan members while also performing the related pharmacy benefit management services. The Company includes the total prescription price (drug ingredient cost plus dispensing fee) it has contracted with these clients as revenue, including member co-payments to pharmacies, and as cost of sales.

Net sales include (i) the portion of the price the client pays directly to the Company, net of any variable consideration including volume-related or other discounts paid back to the client, (ii) the price paid to the Company by client plan members for mail order prescriptions and the price paid to retail network pharmacies by client plan members for retail prescriptions and (iii) claims-based administrative fees. The Company records revenue net of manufacturer’s rebates which are earned by its clients based on their plan members’ utilization of brand-name formulary drugs. The Company estimates these rebates at period-end based on actual and estimate claims data and its estimates of manufacturers’

rebates earned by its clients. The Company adjusts against revenues its rebates payable to clients to the actual amounts paid when such adjustments become known. The Company also adjusts revenues for refunds owed to the clients resulting from pricing and performance guarantees against defined metrics.

Sales taxes are presented on a net basis (excluded from revenue and cost) for both segments.

5.              BUSINESS ACQUISITIONS

The Company accounts for its business acquisitions using the acquisition method as required by FASB Accounting Standards Codification Topic 805, Business Combinations. The Company ascribes significant value to the synergies and other benefits that do not meet the recognition criteria of acquired identifiable intangible assets. Accordingly, the value of these components is included within goodwill. The Company’s business acquisitions described below, except a portion of LDI (defined below), were treated as asset purchases for income tax purposes and the related goodwill resulting from these business acquisitions is deductible for income tax purposes. The results of operations for acquired businesses are included in the Company’s consolidated financial statements from their respective acquisition dates.

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

Approximately $7,500 of the purchase consideration was deposited into an escrow account to satisfy any indemnification claims that may be made by the Company. Approximately $5,200 was released to the sellers from escrow in March 2018.

The Company incurred acquisition-related costs of $391 which were charged to “Selling, general and administrative expenses” during the three months ended March 31, 2018.

The following table summarizes the preliminary fair values of identifiable assets acquired and liabilities assumed at the acquisition date:

Cash	$780
Accounts receivable	38,028
Inventories	2,857
Prepaid expenses and other current assets	750
Property and equipment	3,025
Capitalized software for internal use	425
Definite-lived intangible assets	201,523
Other noncurrent assets	148
Accounts payable	(39,530)
Accrued expenses — compensation and benefits	(2,137)
Accrued expenses — other	(1,948)
Deferred income taxes	(31,173)
Total identifiable net assets	172,748
Goodwill	427,640
$600,388

As of March 31, 2018, the Company was still in the process of finalizing its LDI valuation and, therefore, the purchase price allocation should be considered preliminary. The preliminary purchase price allocation may be subject to further refinement upon finalization of fair valuing acquisition-date working capital, as well as completion of acquisition-related income tax assessment. The goodwill balance may be adjusted pending the completion of the valuation of the assets acquired and liabilities assumed as described above. To the extent that significant changes occur in the future, the Company will disclose such changes in the reporting period in which they occur.

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

Cash	$34,895
835,017 restricted common shares	12,753
$47,648

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

The Company incurred acquisition-related costs of $553 which were charged to “Selling, general and administrative expenses” during the three months ended March 31, 2018.

The following table summarizes the preliminary fair values of identifiable assets acquired and liabilities assumed at the acquisition date:

Cash	$9,851
Accounts receivable	20,622
Inventories	200
Prepaid expenses and other current assets	650
Property and equipment	13,545
Capitalized software for internal use	1,800
Definite-lived intangible assets	6,720
Accounts payable	(22,850)
Accrued expenses — compensation and benefits	(160)
Accrued expenses — other	(4,886)
Total identifiable net assets	25,492
Goodwill	22,156
$47,648

As of March 31, 2018, the Company was still in the process of finalizing its NPS valuation and, therefore, the purchase price allocation should be considered preliminary. The preliminary purchase price allocation may be subject to further refinement upon finalization of fair valuing acquisition-date working capital. The goodwill balance may be adjusted pending the completion of the valuation of the assets acquired and liabilities assumed as described above. To the extent that significant changes occur in the future, the Company will disclose such changes in the reporting period in which they occur.

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

The following table summarizes the preliminary fair values of identifiable assets acquired and liabilities assumed at the acquisition date:

Cash	$1,809
Accounts receivable	4,954
Inventories	1,178
Definite-lived intangible assets	7,100
Other noncurrent assets	22
Accounts payable	(5,122)
Accrued expenses — compensation and benefits	(156)
Total identifiable net assets	9,785
Goodwill	15,190
$24,975

As of March 31, 2018, the Company was still in the process of finalizing its Focus valuation and, therefore, the purchase price allocation should be considered preliminary. The preliminary purchase price allocation may be subject to further refinement upon finalization of fair valuing acquisition-date working capital. The goodwill balance may be adjusted pending the completion of the valuation of the assets acquired and liabilities assumed as described above. To the extent that significant changes occur in the future, the Company will disclose such changes in the reporting period in which they occur.

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

The following table summarizes the fair values of identifiable assets acquired and liabilities assumed at the acquisition date:

Cash	$1,295
Accounts receivable	2,196
Inventory	936
Prepaid expenses and other current assets	34
Definite-lived intangible assets	3,420
Other noncurrent assets	3
Accounts payable	(3,303)
Accrued expenses — compensation and benefits	(152)
Accrued expenses — other	(6)
Total identifiable net assets	4,423
Goodwill	8,741
$13,164

Definite-lived intangible assets that were acquired and their respective useful lives are as follows:

	Useful Life	Amount
Patient relationships	7 years	$2,100
Non-compete employment agreements	5 years	670
Trade names and trademarks	3 years	650
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

The purchase price includes a contingent consideration arrangement that requires the Company to pay the former owners additional cash payouts of up to $500 per performance period based upon the achievement of certain earnings before interest, taxes, depreciation and amortization targets in each of the 12-month periods ending May 31, 2018 and 2019. During the fourth quarter of 2017, the Company guaranteed a full payout to allow for the acceleration of certain integration activities. The formers owners received $1,000 in cash in January 2018.

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

The Company incurred acquisition-related costs of $140 which were charged to “Selling, general and administrative expenses” during the three months ended March 31, 2017.

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

The following table summarizes the fair values of identifiable assets acquired and liabilities assumed at the acquisition date:

Cash	$1,043
Accounts receivable	3,433
Inventories	79
Prepaid expenses and other current assets	74
Definite-lived intangible assets	5,100
Other noncurrent assets	5
Accounts payable	(1,075)
Accrued expenses — compensation and benefits	(144)
Accrued expenses — other	(25)
Total identifiable net assets	8,490
Goodwill	8,922
$17,412

Definite-lived intangible assets that were acquired and their respective useful lives are as follows:

	Useful Life	Amount
Patient relationships	7 years	$4,000
Non-compete employment agreements	5 years	1,100
		$5,100

Pro Forma Operating Results

The following unaudited pro forma summary presents consolidated financial information as if the Accurate, Affinity, Comfort, Focus, LDI, NPS and WRB acquisitions had occurred on January 1, 2016. The unaudited pro forma results reflect certain adjustments related to the acquisitions, such as amortization expense resulting from intangible assets acquired and adjustments to reflect the Company’s borrowings and tax rates. Accordingly, such pro forma operating results were prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made as of the as if date or of results that may occur in the future.

Three Months Ended
March 31, 2017
Net sales	$1,197,903
Net loss attributable to Diplomat Pharmacy, Inc.	$(1,537)
Net loss per common share — basic & diluted	$(0.02)

6.              FAIR VALUE MEASUREMENTS

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

The following table presents the placement in the fair value hierarchy of assets and liabilities that are measured and disclosed at fair value on a recurring basis:

	Asset /	Valuation
	(Liability)	Level 3	Technique
March 31, 2018:
Contingent consideration	$(11,100)	$(11,100)	C

December 31, 2017:
Contingent consideration	$(12,100)	$(12,100)	C

The following table sets forth a roll forward of the Level 3 measurements for the three months ended March 31, 2018:

Contingent Consideration
Balance at January 1, 2018	$(12,100)
Payments	1,000
Balance at March 31, 2018	$(11,100)

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

7.              GOODWILL AND DEFINITE-LIVED INTANGIBLE ASSETS

The following table sets forth a roll forward of goodwill for the three months ended March 31, 2018:

Balance at January 1, 2018	$832,624
Miscellaneous	3,009
Balance at March 31, 2018	$835,633

Goodwill by reporting segment is as follows:

	March 31,	December 31,
	2018	2017
PBM	$449,796	$446,740
Specialty	385,837	385,884
	$835,633	$832,624

Definite-lived intangible assets consisted of the following:

	March 31, 2018			December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$196,073	$(6,628)	$189,445	$196,073	$(1,141)	$194,932
Patient relationships	170,100	(54,304)	115,796	170,100	(49,643)	120,457
Non-compete employment agreements	61,389	(33,722)	27,667	61,389	(30,560)	30,829
Trade names and trademarks	44,020	(16,465)	27,555	44,020	(13,624)	30,396
Physician relationships	21,700	(7,162)	14,538	21,700	(6,303)	15,397
	$493,282	$(118,281)	$375,001	$493,282	$(101,271)	$392,011

Amortization expense for the three months ended March 31, 2018 and 2017 was $17,010 and $9,685, respectively.

8.              DEBT

The Company had $473,125 and $550,000 in outstanding term loans as of March 31, 2018 and December 31, 2017, respectively. Unamortized debt issuance costs of $16,709 and $17,402 as of March 31, 2018 and December 31, 2017, respectively, are presented in the condensed consolidated balance sheets as direct deductions from the outstanding debt balances. The Company also had $140,000 and $188,250 outstanding on its line of credit as of March 31, 2018 and December 31, 2017, respectively. The Company had $110,000 and $61,750 available to borrow on its line of credit at March 31, 2018 and December 31, 2017, respectively.

The interest rates the Company pays under its credit facility are a function of a defined margin above LIBOR. The Company’s Term Loan A and Term Loan B interest rates were 4.38 percent and 6.10 percent, respectively, at March 31, 2018 and 4.04 percent and 6.04 percent, respectively, at December 31, 2017. The Company’s line of credit interest rate was 4.38 percent and 4.04 percent at March 31, 2018 and December 31, 2017, respectively. The Company is charged a monthly unused commitment fee ranging from 0.3 percent to 0.4 percent on the average unused daily balance on its $250,000 line of credit.

The Company’s credit facility contains certain financial and non-financial covenants. The Company was in compliance with all such covenants as of March 31, 2018 and December 31, 2017.

9.              SHARE-BASED COMPENSATION

A summary of the Company’s stock option activity as of and for the three months ended March 31, 2018 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Options	Price	Life	Value
			(Years)
Outstanding at January 1, 2018	6,108,292	$18.62	8.5	$25,777
Granted	330,135	20.68
Exercised	(200,677)	9.51
Expired/cancelled	(443,167)	21.91
Outstanding at March 31, 2018	5,794,583	$18.82	8.5	$22,229

Exercisable at March 31, 2018	1,503,271	$18.68	7.2	$9,632

The Company recorded share-based compensation expense associated with stock options of $2,155 and $896 for the three months ended March 31, 2018 and 2017, respectively.

The Company granted service-based awards of 330,135 options to purchase common stock to key employees under its 2014 Omnibus Incentive Plan (the “2014 Plan”) during the first quarter of 2018, of which 225,135 and 105,000 options become exercisable in installments of 33.3 percent and 25 percent, respectively, per year, beginning on the first anniversary of the grant date.  These options have a maximum term of ten years.

The 330,135 options to purchase common stock that were granted during the three months ended March 31, 2018 have a weighted average grant date fair value of $8.42 per option. The grant date fair values of these stock option awards were estimated using the Black-Scholes-Merton option pricing model using the assumptions set forth in the following table:

Exercise price	$20.52 - $21.01
Expected volatility	36.06% - 38.15%
Expected dividend yield	0%
Risk-free rate for expected term	2.33% - 2.71%
Expected life (in years)	6.00 - 6.25

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

Restricted Stock Units (“RSU” or “RSUs”)

A summary of the Company’s RSU activity as of and for the three months ended March 31, 2018 is as follows:

		Weighted
		Average
	Number	Grant Date
	of RSUs	Fair Value
Outstanding at January 1, 2018	66,639	$14.65
Granted	855,728	20.74
Vested and issued	(10,705)	14.65
Expired/cancelled	(3,095)	14.65
Outstanding at March 31, 2018	908,567	$20.39

Vested and unissued at March 31, 2018	21,203	$23.27

The Company granted 716,216 service-based RSUs to key employees under its 2014 Plan during the first quarter of 2018. The value of an RSU is determined by the market value of the Company’s common stock at the date of grant. This value is recorded as compensation expense on a straight-line basis over the vesting period, which is three years for 646,867 of the granted RSUs and six months for the remaining 69,349 RSUs.

The Company also granted 139,512 performance-based RSUs to key employees under its 2014 Plan during the first quarter of 2018, which will be earned or forfeited based upon the Company’s performance relative to specified adjusted earnings before interest, taxes, depreciation and amortization goals for the year ending December 31, 2018. The earned RSUs, if any, will vest in three equal installments, with the first installment vesting upon the earlier of the date that the Company files its Annual Report on Form 10-K or Audit Committee confirmation of the satisfaction of the applicable performance goals, with the remaining installments vesting annually thereafter. The Company is accounting for these performance-based RSUs under the current presumption of 50 percent earned and 50 percent forfeited.

The Company recorded share-based compensation expense associated with RSUs of $868 and $0 for the three months ended March 31, 2018 and 2017, respectively.

Restricted Stock Awards (“RSA” or RSAs”)

A summary of the Company’s RSA activity as of and for the three months ended March 31, 2018 is as follows:

	Number	Weighted
	of Shares	Average
	Subject to	Grant Date
	Restriction	Fair Value
Nonvested at January 1, 2018	34,291	$17.45
Vested	(2,560)	14.65
Nonvested at March 31, 2018	31,731	$17.68

Under the 2014 Plan, the Company issued RSAs to non-employee directors. The value of a RSA is determined by the market value of the Company’s common stock at the date of grant. The value of a RSA is recorded as share-based compensation expense on a straight-line basis over the vesting period, which is typically one year.

The Company recorded share-based compensation expense associated with RSAs of $138 and $76 for the three months ended March 31, 2018 and 2017, respectively.

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

On February 10, 2017, the Company’s Board of Directors (the “Board”) received a demand letter from a purported shareholder containing allegations similar to those contained in the putative class action complaint described above. The letter demanded that the Board take action to remedy the alleged violations. In response, the Board established a Special Independent Committee of its disinterested and independent members to investigate the claims. Subsequently, on June 2, 2017, the shareholder filed a putative shareholder’s derivative lawsuit in the Michigan Circuit Court for the County of Genesee regarding the same matters alleged in the demand letter. The complaint names the Company as a nominal defendant and names a number of the Company’s current and former officers and directors as defendants. The complaint seeks unspecified monetary damages and other relief. In connection with the ongoing Special Independent Committee investigation, on July 20, 2017, by agreement between the Company and the shareholder, the court ordered a stay of legal proceedings for 90 days, after which time by further agreement of the Company and the shareholder, the court has extended the stay until July 2, 2018. The Company is unable at this time to determine whether the outcome of the litigation would have a material impact on its results of operations, financial condition or cash flows.

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

11.       (LOSS) INCOME PER COMMON SHARE

The following table sets forth the computation of basic and diluted (loss) income per common share:

	Three Months Ended
	March 31,
	2018	2017
Numerator:
Net (loss) income attributable to Diplomat Pharmacy, Inc.	$(450)	$4,367

Denominator:
Weighted average common shares outstanding, basic	73,996,313	66,886,866
Weighted average dilutive effect of stock options, RSAs and RSUs	—	893,568
Weighted average common shares outstanding, diluted	73,996,313	67,780,434

Net (loss) income per common share:
Basic	$(0.01)	$0.07
Diluted	$(0.01)	$0.06

The Company recognized a net loss for the three months ended March 31, 2018. As a result, the diluted loss per share is the same as the basic loss per share as any potentially dilutive securities would reduce the loss per share. In the absence of a net loss, service-based and earned performance-based stock options to purchase a weighted average of 4,011,211 common shares would have been excluded from the computation of diluted weighted average common shares outstanding for the three months ended March 31, 2018 as inclusion of such options would be anti-dilutive. Performance-based stock options to purchase up to a weighted average of 574,138 common shares would have been excluded from the computation of diluted weighted average common shares outstanding for the three months ended March 31, 2018 as all performance conditions were not satisfied as of March 31, 2018. Weighted average service-based RSUs of 51,553 common shares would have been excluded from the computation of diluted weighted average common shares outstanding for the three months ended March 31, 2018 as inclusion of such RSUs would be anti-dilutive. Weighted average performance-based RSUs of 7,751 common shares would have been excluded from the computation of diluted weighted average common shares outstanding for the three months ended March 31, 2018 as all performance conditions were not satisfied as of March 31, 2018.

Service-based and earned performance-based stock options to purchase a weighted average of 2,433,510 common shares were excluded from the computation of diluted weighted average common shares outstanding for the three months ended March 31, 2017 as inclusion of such options would be anti-dilutive. Weighted average RSAs of 2,560 common shares were excluded from the computation of diluted weighted average common shares outstanding for the three months ended March 31, 2017 as inclusion of such shares would be anti-dilutive.

12.       OPERATIONS BY REPORTING SEGMENT

Effective January 1, 2018, the Company reports in two operating segments: Specialty and PBM. The Specialty segment offers a broad range of innovative solutions to address the dispensing, delivery, dosing and reimbursement of clinically intensive, high-cost specialty drugs and a wide range of applications and the PBM segment provides services designed to help the Company’s customers reduce the cost and manage the complexity of their prescription drug programs. The Company evaluates segment performance principally upon net sales and gross profit. Net sales, cost of sales and gross profit information by segment are as follows:

	Three Months Ended March 31,
	Net Sales		Cost of Sales		Gross Profit
	2018	2017	2018	2017	2018	2017
Specialty	$1,152,979	$1,078,740	$(1,059,924)	$(993,691)	$93,055	$85,049
PBM	191,468	—	(173,910)	—	17,558	—
Inter-segment eliminations	(1,963)	—	1,963	—	—	—
	$1,342,484	$1,078,740	$(1,231,871)	$(993,691)	$110,613	$85,049

Total assets by segment are as follows:

	March 31,	December 31,
	2018	2017
Specialty	$1,109,656	$1,190,188
PBM	722,253	750,235
	$1,831,909	$1,940,423

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in thousands, except per share, per patient, and per prescription data)

The following Management’s Discussion and Analysis of financial condition and results of operations (“MD&A”) should be read in conjunction with the condensed consolidated financial statements (unaudited), related notes, and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q and the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2017, which was filed on March 1, 2018 with the Securities and Exchange Commission (“SEC”).

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

The forward-looking statements contained in this report are based on management’s good-faith belief and reasonable judgment based on current information. The forward-looking statements are qualified by important factors, risks, and uncertainties, many of which are beyond our control, that could cause our actual results to differ materially from those in the forward-looking statements, including those described elsewhere in this report, as well as in our Annual Report on Form 10-K for the year ended December 31, 2017 and subsequent reports filed with or furnished to the SEC. Any forward-looking statement made by us in this report speaks only as of the date hereof or as of the date specified herein. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments, or otherwise, except as may be required by any applicable laws or regulations.

Overview

Diplomat Pharmacy, Inc. (the “Company,” “Diplomat,” “our,” “us,” or “we”) is the largest independent provider of specialty pharmacy services in the United States of America (“U.S.”). We are focused on improving the lives of patients with complex chronic diseases while also delivering unique solutions for manufacturers, hospitals, payers and providers. Our patient-centric approach positions us at the center of the healthcare continuum for treatment of complex chronic diseases. We offer a broad range of innovative solutions to address the dispensing, delivery, dosing and reimbursement of clinically intensive, high-cost specialty drugs (many of which can cost more than $100,000 per patient, per year) and a wide range of applications and pharmacy benefit management (“PBM”) services designed to help our customers reduce the cost and manage the complexity of their prescription drug programs. We have expertise across a broad range of high-growth specialty therapeutic categories, including oncology, immunology, specialty infusion therapy, hepatitis, multiple sclerosis and many other serious or long-term conditions. We dispense to patients in all U.S. states and territories through our advanced distribution centers and manage centralized clinical call centers to deliver localized services on a national scale. Diplomat opened its doors in 1975 as a neighborhood pharmacy with one essential tenet: “Take good care of patients and the rest falls into place.” Today, that tradition continues—always focused on improving patient care and clinical adherence.

Our revenue is derived from: (i) customized care management programs we deliver to our patients, including the dispensing of their specialty medications and (ii) PBM services that we provide to our customers. Because the therapeutic disease states primarily addressed by our specialty pharmacy services generally require multiyear or lifelong therapy, our focus on complex chronic diseases helps drive recurring revenue and sustainable growth. Our specialty pharmacy services revenue growth is primarily driven by manufacturer price inflation, new drugs coming to market, new indications for existing drugs, volume growth with current clients, and the addition of new clients. Going forward, we expect an aging population and attendant increase in prescription spending to drive demand for our PBM services.

Our recent and historical revenue growth has largely been driven by our position as a leader in the oncology, specialty infusion and immunology therapeutic categories. For the three months ended March 31, 2018 and 2017, we generated approximately 86 percent and 81 percent, respectively, of our Specialty segment revenue in these categories.

We expect our revenue growth to continue to be driven by a highly visible and recurring base of prescription volume and revenues, favorable demographic trends, advanced clinical developments, expanding drug pipelines, earlier detection of chronic diseases, improved access to medical care, mix shift toward higher-cost specialty drugs and manufacturer price increases. In addition, we believe our expanding breadth of services, our growing penetration with new customers and our access to limited-distribution drugs will help us achieve sustainable revenue growth in the future. Further, we believe that limited distribution is becoming the delivery system of choice for many specialty drug manufacturers because it is conducive to smaller patient populations, facilitates high patient engagement, clinical expertise and elevated focus on service, and because it allows for real-time patient-specific (albeit de-identified) data. Accordingly, we believe our current portfolio of more than 100 limited-distribution drugs, all of which are commercially available, is important to our revenue growth. For our PBM services, we expect our revenue to be propelled by rising drug prices and a growth in specialty drug spend, as well as a shift in the marketplace of drug coverage from a medical benefit to a pharmacy benefit, and the increasing complexity and required support for Medicare Part D programs.

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

Key Performance Metrics

We regularly review a number of metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions:

	Three Months Ended March 31,
	2018	2017
Specialty
Prescriptions dispensed	223,000	220,000
Net sales per prescription dispensed	$5,142	$4,909
Gross profit per prescription dispensed	$396	$383

PBM
Prescriptions filled (adjusted to 30-day equivalent)(1)	2,181,000	—
Gross profit per prescription filled	$8	$—

(1)         A 90-day prescription is counted as three 30-day prescriptions filled

Prescription Data (rounded to the nearest thousand)

Specialty prescriptions dispensed represent prescriptions filled and dispensed by Diplomat to patients, or in rare cases, to physicians. Our volume for the three months ended March 31, 2018 was approximately 223,000 prescriptions dispensed, a 1.4 percent increase compared to approximately 220,000 prescriptions dispensed for the three months ended March 31, 2017. The volume increase was due to access to drugs that were new in the past year and growth through payor relationships. Prescriptions dispensed adjusted to a 30-day equivalent by our recently acquired PBM was approximately 2,181,000 for the three months ended March 31, 2018.

Other Metrics

Other key metrics used in analyzing our business are net sales per prescription dispensed and gross profit per prescription dispensed. Net sales per prescription dispensed represent total prescription revenue from prescriptions dispensed by Diplomat divided by the number of prescriptions dispensed by Diplomat. Gross profit per prescription dispensed represents gross profit from prescriptions dispensed by Diplomat divided by the number of prescriptions dispensed by Diplomat. Total prescription revenue from prescriptions dispensed includes all revenue collected from patients, third-party payers and various patient assistance programs, as well as revenue collected from pharmaceutical manufacturers for data and other services directly tied to the actual dispensing of their drug(s). Gross profit represents total prescription revenue from prescriptions dispensed less the cost of the drugs purchased, including performance-related rebates paid by manufacturers to us, which are recorded as a reduction to cost of sales.

Components of Results of Operations

Net Sales

Our Specialty segment recognizes revenue for a dispensed prescription drug at time of delivery (when control transfers) and at prescription adjudication (which approximates the fill date) for patient pick up at open door or retail pharmacy locations. We can earn revenue from multiple sources for any one claim, including the primary insurance plan, the secondary insurance plan, the tertiary insurance plan, the patient co-pay and patient assistance programs. Specialty’s net sales also include revenue from pharmaceutical manufacturers and other outside companies for data reporting or additional services rendered for dispensed prescriptions. Service revenue is primarily derived from fees earned by us from hospital pharmacies for patient support that is provided by us to those non-Diplomat pharmacies to dispense specialty drugs to patients. The hospital pharmacies dispense the drug and pay us a service fee for clinically and administratively servicing their patients.

Our PBM segment recognizes revenue from the sale of prescription drugs by its mail order pharmacy service when the drugs are physically delivered (when control transfers) and by its retail pharmacy network when the claim is adjudicated. Our PBM segment recognizes revenue using the gross method since they act as principal in the arrangement, exercise pricing latitude and independently have a contractual obligation to pay their network pharmacy providers for benefits provided to their clients’ members, and assume primary responsibility for fulfilling the promise to provide prescription drugs to their client plan members while also performing the related pharmacy benefit management services. Our PBM segment includes the total prescription price (drug ingredient cost plus dispensing fee) they have contracted with their clients as revenue, including member co-payments to pharmacies, and as cost of sales.

Cost of Sales

Cost of sales primarily represents the purchase price of the drugs that we ultimately dispense. These drugs are purchased directly from the manufacturer or from an authorized wholesaler and the purchase price is negotiated with the selling entity. In general, period-over-period percentage changes in cost of sales will move directionally with period-over-period percentage changes in net sales for prescription dispensing transactions. This is due to the mathematical relationship between average wholesale price (“AWP”) and wholesale acquisition cost (“WAC”), where most commonly AWP equals WAC multiplied by 1.20, and our contractual relationships to purchase at a discount off WAC and receive reimbursement at a discount off AWP. The discounts off AWP and WAC that we receive vary significantly by drug and by contract. Rebates we receive from manufacturers are reflected as reductions to cost of sales when they are earned.

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

Results of Operations

The following table provides statements of operations data for each of the periods presented:

	Three Months Ended March 31,
	2018	2017
Net sales	$1,342,484	$1,078,740
Cost of sales	(1,231,871)	(993,691)
Gross profit	110,613	85,049
SG&A	(101,922)	(76,501)
Income from operations	8,691	8,548
Other (expense) income:
Interest expense	(10,427)	(2,049)
Other	418	33
Total other expense	(10,009)	(2,016)
(Loss) income before income taxes	(1,318)	6,532
Income tax benefit (expense)	868	(2,307)
Net (loss) income	(450)	4,225
Less net loss attributable to noncontrolling interest	—	(142)
Net (loss) income attributable to Diplomat Pharmacy, Inc.	$(450)	$4,367

Net Sales

Net sales for the three months ended March 31, 2018 were $1,342,484, a $263,744 or 24 percent increase, compared to $1,078,740 for the three months ended March 31, 2017. This increase was primarily the result of approximately $223,000 from our recent acquisitions, approximately $85,000 from the impact of manufacturer price increases and approximately $54,000 from drugs that were new in the past twelve months. These increases were partially offset by a decrease in hepatitis C business versus the prior year period, reimbursement compression and drug mix.

Cost of Sales

Cost of sales for the three months ended March 31, 2018 was $1,231,871, a $238,180 or 24 percent increase, compared to $993,691 for the three months ended March 31, 2017. This increase was primarily the result of the same factors that drove the increase in our net sales over the same time period. Cost of sales was 91.8 percent and 92.1 percent of net sales for the three months ended March 31, 2018 and 2017, respectively. The increase in gross margin from 7.9 percent to 8.2 percent for the three months ended March 31, 2017 and 2018, respectively, was primarily due to the impact of our acquisitions and the impact of manufacturer price increases.

SG&A

SG&A for the three months ended March 31, 2018 were $101,922, a $25,421 increase, compared to $76,501 for the three months ended March 31, 2017. Total employee cost increased by $12,167, inclusive of a $2,189 increase in share-based compensation expense and a $677 increase in severance expense. The increased employee expense was primarily attributable to the increased clinical and administrative complexity associated with our mix of business. Amortization expense from definite-lived intangible assets associated with our acquired entities increased $7,520. The remaining increase was in all other SG&A to support our business including consulting, freight and other miscellaneous expenses. As a percent of net sales, SG&A accounted for 7.6 percent for the three months ended March 31, 2018 compared to 7.1 percent for the three months ended March 31, 2017.

Other Expense

Our other expense was $10,009 and $2,016 for the three months ended March 31, 2018 and 2017, respectively, and is primarily comprised of interest expense. The $8,378 increase in interest expense was due to significantly higher average borrowings in the first quarter of 2018 resulting from recent acquisitions.

Income Tax Benefit (Expense)

Our income tax benefit (expense) for the three months ended March 31, 2018 and 2017 was $868 and $(2,307), respectively, resulting in effective tax rates of 66 percent and 35 percent, respectively. Income tax for the first quarter of 2018 included the recognition of net tax benefits related to share-based awards, which favorably impacted the effective tax rate by 20 percent.

Net sales, cost of sales and gross profit information by segment are as follows:

	Three Months Ended March 31,
	Net Sales		Cost of Sales		Gross Profit
	2018	2017	2018	2017	2018	2017
Specialty	$1,152,979	$1,078,740	$(1,059,924)	$(993,691)	$93,055	$85,049
PBM	191,468	—	(173,910)	—	17,558	—
Inter-segment eliminations	(1,963)	—	1,963	—	—	—
	$1,342,484	$1,078,740	$(1,231,871)	$(993,691)	$110,613	$85,049

Net Sales — Specialty

Net sales for the three months ended March 31, 2018 were $1,152,979, a $74,239 or 7 percent increase, compared to $1,078,740 for the three months ended March 31, 2017. This increase was primarily the result of approximately $85,000 from the impact of manufacturer price increases, approximately $54,000 from drugs that were new in the past twelve months and approximately $31,000 from our recent acquisitions. These increases were partially offset by a decrease in hepatitis C business versus the prior year period, reimbursement compression and drug mix.

Cost of Sales — Specialty

Cost of sales for the three months ended March 31, 2018 was $1,059,924, a $66,233 or 7 percent increase, compared to $993,691 for the three months ended March 31, 2017. This increase was primarily the result of the same factors that drove the increase in Specialty’s net sales over the same time period. Cost of sales was 91.9 percent and 92.1 percent of net sales for the three months ended March 31, 2018 and 2017, respectively. The slight increase in gross margin from 7.9 percent to 8.1 percent for the three months ended March 31, 2017 and 2018, respectively, was primarily due to the impact of our acquisitions and the impact of manufacturer price increases.

Net Sales & Cost of Sales — PBM

Net sales and cost of sales for the three months ended March 31, 2018 were $191,468 and $(173,910), respectively, resulting in a gross profit of $17,558 and a gross margin of 9.2 percent.

Liquidity and Capital Resources

Our primary uses of cash include funding our ongoing working capital needs, business acquisitions, acquiring and maintaining internal use software and property and equipment, and debt service. Our primary source of liquidity for our working capital is cash flows generated from operations. At various times during the course of the year, we may be in an operating cash usage position, which may require us to use our short-term borrowings. We continuously monitor our working capital position and associated cash requirements and explore opportunities to more effectively manage our inventory and capital spending. As of March 31, 2018 and December 31, 2017, we had $5,987 and $84,251, respectively, of cash and cash equivalents. Our cash balances fluctuate based on working capital needs and the timing of sweeping available cash each day to pay down any outstanding balance on our line of credit, which was $140,000 and $188,250 at March 31, 2018 and December 31, 2017, respectively. Our available liquidity under our line of credit was $110,000 and $61,750 at March 31, 2018 and December 31, 2017, respectively.

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

The following table provides cash flow data for each of the periods presented:

	Three Months Ended March 31,
	2017	2016
Net cash provided by operating activities	$48,572	$44,295
Net cash used in investing activities	(2,866)	(28,429)
Net cash used in financing activities	(123,917)	(7,238)
Net (decrease) increase in cash and cash equivalents	$(78,211)	$8,628

Cash Flows From Operating Activities

Cash flows from operating activities consists of net income, adjusted for non-cash items and changes in various working capital items, including accounts receivable, inventories, accounts payable and other assets/liabilities.

The $4,277 increase in cash provided by operating activities for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 was due to a $8,350 increase in non-cash adjustments to net (loss) income and a $602 change in net working capital flows, partially offset by a $4,675 decrease in net income.

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

The $25,563 decrease in cash used in investing activities during the three months ended March 31, 2018 compared to the three months ended March 31, 2017 was primarily related to a $26,532 decrease in cash used to acquire businesses, partially offset by a $1,016 increase in spending on capitalized software and property and equipment.

Cash Flows From Financing Activities

Our primary financing activities have consisted of debt borrowings and repayments, payment of debt issuance costs, proceeds from stock option exercises, and, historically, proceeds from capital stock offerings and payments made to repurchase capital stock and stock options.

The $116,679 increase in cash used in financing activities during the three months ended March 31, 2018 compared to the three months ended March 31, 2017 was primarily related to a $75,375 increase in payments on long-term debt, a $14,713 increase in net payments on the line of credit and the nonrecurrence of a full draw down of our $25,000 deferred draw term loan during the first quarter of 2017.

Debt

We had $473,125 and $550,000 in outstanding term loans as of March 31, 2018 and December 31, 2017, respectively. We also had $140,000 and $188,250 outstanding on our line of credit as of March 31, 2018 and December 31, 2017, respectively. We had $110,000 and $61,750 available to borrow on our line of credit at March 31, 2018 and December 31, 2017, respectively.

The interest rates we pay under our credit facility are a function of a defined margin above LIBOR. Our Term Loan A and Term Loan B interest rates were 4.38 percent and 6.10 percent, respectively, at March 31, 2018 and 4.04 percent and 6.04 percent, respectively, at December 31, 2017. Our line of credit interest rate was 4.38 percent and 4.04 percent at March 31, 2018 and December 31, 2017, respectively. We are charged a monthly unused commitment fee ranging from 0.3 percent to 0.4 percent on the average unused daily balance on our $250,000 line of credit.

Our credit facility contains certain financial and non-financial covenants. We were in compliance with all such covenants as of March 31, 2018 and December 31, 2017.

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

Critical Accounting Policies and Estimates

The MD&A is based on the condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses. In accordance with U.S. GAAP, we base our estimates on historical experience and on various other assumptions that management believes are reasonable under the circumstances. Actual results might differ from these estimates under different assumptions or conditions and, to the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. During the three months ended March 31, 2018, there were no material changes to our critical accounting policies and use of estimates, which are disclosed in our audited consolidated financial statements for the year ended December 31, 2017 included in our Annual Report on Form 10-K, with the exception of our adoption of ASC Topic 606. See Note 3 for further details.

New Accounting Pronouncements

See Note 3 for a description of new accounting pronouncements.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Our operations are solely in the United States of America (“U.S.”) and U.S. Territories and are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate and certain exposure, as well as risks relating to changes in the general economic conditions in the U.S. We are exposed to interest rate fluctuations with regard to future issuances of fixed-rate debt, and existing and future issuances of floating-rate debt. Primary exposures include the U.S. Prime Rate and LIBOR related to debt outstanding under our credit facility. A 100 basis point increase in 2018 interest rates would have increased our pre-tax loss for the three months ended March 31, 2018 by approximately $1.8 million.

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

Our management, with the participation of the chief executive officer and the chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) as of March 31, 2018. Based on these evaluations, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures required by paragraph (b) of Rule 13a-15 or 15d-15 were effective as of March 31, 2018.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the first quarter of 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On February 10, 2017, the Company’s Board of Directors (the “Board”) received a demand letter from a purported shareholder containing allegations similar to those contained in the putative class action complaint described above. The letter demanded that the Board take action to remedy the alleged violations. In response, the Board established a Special Independent Committee of its disinterested and independent members to investigate the claims. Subsequently, on June 2, 2017, the shareholder filed a putative shareholder’s derivative lawsuit in the Michigan Circuit Court for the County of Genesee regarding the same matters alleged in the demand letter. The complaint names the Company as a nominal defendant and names a number of the Company’s current and former officers and directors as defendants. The complaint seeks unspecified monetary damages and other relief. In connection with the ongoing Special Independent Committee investigation, on July 20, 2017, by agreement between the Company and the shareholder, the court ordered a stay of legal proceedings for 90 days, after which time by further agreement of the Company and the shareholder, the court has extended the stay until July 2, 2018. The Company is unable at this time to determine whether the outcome of the litigation would have a material impact on its results of operations, financial condition or cash flows.

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

ITEM 1A.                                       RISK FACTORS

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017, which was filed with the Securities and Exchange Commission on March 1, 2018.

ITEM 5.                                                OTHER INFORMATION

Upon entering into a new Distribution Agreement on May 8, 2018 with Amerisource Bergen Drug Corporation, the parties thereto have terminated the Prime Vendor Agreement, dated January 1, 2012 by and among Amerisource

Bergen Drug Corporation, Diplomat Pharmacy, Inc. and its subsidiaries named therein, as amended, effective as of May 8, 2018.

ITEM 6.                                                EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit / Appendix Number	Filing Date

3.1	Bylaws		8-K		3.1	January 5, 2018

10.1*	Form of Restricted Stock Unit Award Agreement (Performance-Based)		8-K		10.1	March 29, 2018

10.2*	Form of Stock Option Award Agreement (Time-Based)		8-K		10.2	March 29, 2018

31.1	Section 302 Certification — CEO	X

31.2	Section 302 Certification — CFO	X

32.1**	Section 906 Certification — CEO	X

32.2**	Section 906 Certification — CFO	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase	X

101.LAB	XBRL Taxonomy Extension Label Linkbase	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

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
Atul Kavthekar
Chief Financial Officer and Treasurer
(Principal Financial Officer and
Principal Accounting Officer)

Date:	May 8, 2018