Form 10-Q
period 2018-06-30
Diplomat Pharmacy, Inc.
filed 2018-08-07
CIK 1610092

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

Yes ☐   No ☒

As of August 3, 2018, there were 74,407,010 outstanding shares of the registrant’s no par value common stock.

DIPLOMAT PHARMACY, INC.

Form 10-Q

For the Quarter Ended June 30, 2018

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DIPLOMAT PHARMACY, INC.

Condensed Consolidated Balance Sheets (Unaudited)

(Dollars in thousands)

	June 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and equivalents	$7,360	$84,251
Receivables, net	349,845	332,091
Inventories	170,175	206,603
Prepaid expenses and other current assets	18,012	11,125
Total current assets	545,392	634,070

Property and equipment, net	38,838	38,990
Capitalized software for internal use, net	33,865	36,520
Goodwill	836,427	832,624
Definite-lived intangible assets, net	357,841	392,011
Other noncurrent assets	5,507	6,208

Total assets	$1,817,870	$1,940,423

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$383,969	$384,719
Rebates payable	25,257	28,744
Borrowings on line of credit	135,100	188,250
Short-term debt, including current portion of long-term debt	11,500	11,500
Accrued expenses:
Compensation and benefits	13,641	9,584
Contingent consideration	5,300	8,100
Other	22,005	20,560
Total current liabilities	596,772	651,457

Long-term debt, less current portion	442,734	521,098
Deferred income taxes	13,515	14,367
Contingent consideration	5,870	4,000
Other	1,507	—
Total liabilities	1,060,398	1,190,922

Commitments and contingencies (Note 12)

Shareholders’ equity:
Preferred stock (10,000,000 shares authorized; none issued and outstanding)	—	—
Common stock (no par value; 590,000,000 shares authorized; 74,282,135 and 73,871,424 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively)	625,354	619,235
Additional paid-in capital	45,804	38,450
Retained earnings	87,276	91,816
Accumulated other comprehensive loss	(962)	—
Total shareholders’ equity	757,472	749,501

Total liabilities and shareholders’ equity	$1,817,870	$1,940,423

See accompanying notes to condensed consolidated financial statements.

DIPLOMAT PHARMACY, INC.

Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income (Unaudited)

(Dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net sales	$1,416,078	$1,126,464	$2,758,562	$2,205,204
Cost of sales	(1,317,662)	(1,059,750)	(2,569,768)	(2,068,728)
Gross profit	98,416	66,714	188,794	136,476
Selling, general and administrative expenses	(90,642)	(61,871)	(172,329)	(123,085)
Income from operations	7,774	4,843	16,465	13,391
Other (expense) income:
Interest expense	(10,392)	(1,931)	(20,819)	(3,980)
Other	394	34	811	66
Total other expense	(9,998)	(1,897)	(20,008)	(3,914)
(Loss) income before income taxes	(2,224)	2,946	(3,543)	9,477
Income tax (expense) benefit	(1,740)	544	(871)	(1,763)
Net (loss) income	(3,964)	3,490	(4,414)	7,714
Less net loss attributable to noncontrolling interest	—	(101)	—	(244)
Net (loss) income attributable to Diplomat Pharmacy, Inc.	$(3,964)	$3,591	$(4,414)	$7,958

Other comprehensive loss, net of tax	(962)	—	(962)	—
Total comprehensive (loss) income	$(4,926)	$3,591	$(5,376)	$7,958

Net (loss) income per common share:
Basic	$(0.05)	$0.05	$(0.06)	$0.12
Diluted	$(0.05)	$0.05	$(0.06)	$0.12

Weighted average common shares outstanding:
Basic	74,158,622	67,528,151	74,077,916	67,209,280
Diluted	74,158,622	68,211,882	74,077,916	67,997,929

See accompanying notes to condensed consolidated financial statements.

DIPLOMAT PHARMACY, INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net (loss) income	$(4,414)	$7,714
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	48,170	31,935
Share-based compensation expense	10,122	3,798
Net provision for doubtful accounts	3,919	5,401
Amortization of debt issuance costs	2,742	595
Changes in fair values of contingent consideration	2,339	—
Contingent consideration payments	(2,704)	—
Deferred income tax expense	(632)	979
Other	—	6
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	(22,732)	(3,024)
Inventories	36,407	37,179
Accounts payable	(8,013)	(14,353)
Other assets and liabilities	1,448	(2,977)
Net cash provided by operating activities	66,652	67,253

Cash flows from investing activities:
Expenditures for capitalized software for internal use	(5,878)	(2,459)
Expenditures for property and equipment	(5,487)	(2,289)
Net payments to acquire businesses, net of cash acquired	(1,289)	(53,571)
Other	46	(43)
Net cash used in investing activities	(12,608)	(58,362)

Cash flows from financing activities:
Net payments on line of credit	(53,150)	(36,734)
Payments on long-term debt	(79,750)	(3,313)
Proceeds from long-term debt	—	25,000
Proceeds from issuance of stock upon stock option exercises	3,351	6,007
Payments of debt issuance costs	(821)	—
Contingent consideration payments	(565)	—
Net cash used in financing activities	(130,935)	(9,040)

Net decrease in cash and equivalents	(76,891)	(149)

Cash and equivalents at beginning of period	84,251	7,953

Cash and equivalents at end of period	$7,360	$7,804

Supplemental disclosures of cash flow information:
Cash paid for interest	$18,589	$3,386
Cash paid for income taxes	1,741	4,458

See accompanying notes to condensed consolidated financial statements.

DIPLOMAT PHARMACY, INC.

Condensed Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)

(Dollars in thousands)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Earnings	Loss	Equity

Balance at January 1, 2018	73,871,424	$619,235	$38,450	$91,816	$—	$749,501
Adoption of ASC Topic 606 (Note 3)	—	—	—	(126)	—	(126)
Net loss	—	—	—	(4,414)	—	(4,414)
Other comprehensive loss, net of tax	—	—	—	—	(962)	(962)
Stock issued upon stock option exercises	330,399	4,292	(941)	—	—	3,351
Share-based compensation expense	—	—	10,122	—	—	10,122
Stock issued upon vesting of restricted stock units	58,388	1,266	(1,266)	—	—	—
Restricted stock award activity	21,924	561	(561)	—	—	—
Balance at June 30, 2018	74,282,135	$625,354	$45,804	$87,276	$(962)	$757,472

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

2.              BASIS OF PRESENTATION

Interim Unaudited Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, the interim financial statements include all adjustments of a normal recurring nature necessary for a fair presentation of the financial position, results of operations, cash flows and changes in shareholders’ equity. The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K, which was filed with the SEC on March 1, 2018.

Reclassifications

During the second quarter of 2018, the Company changed its accounting policy to reclassify shipping and handling costs incurred at its dispensing pharmacies from “Selling, general and administrative expenses” (“SG&A”) to “Cost of sales” in its condensed consolidated statements of operations. The amounts reclassified were $15,955 and $13,286 for the three months ended June 30, 2018 and 2017, respectively, and $31,094 and $24,386 for the six months ended June 30, 2018 and 2017, respectively, due to this accounting policy change.

The Company has historically classified the cost of its nursing support services within SG&A as these amounts were not considered significant in relation to total cost of sales. During the second quarter of 2018, the Company reclassified these nursing support service costs from SG&A to cost of sales. The amounts reclassified were $6,443 and $4,834 for the three months ended June 30, 2018 and 2017, respectively, and $11,538 and $9,021 for the six months ended June 30, 2018 and 2017, respectively.

These reclassifications had no impact on “Income from operations” for any of the periods presented.

3.              NEW ACCOUNTING STANDARDS

Adoption of New Accounting Standards

Revenue

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“Topic 606”), which supersedes the previous revenue recognition guidance under U.S. GAAP. The new standard focuses on creating a single source of revenue guidance for revenue arising from contracts with customers for all industries. The objective of the new standard is for companies to recognize revenue when it transfers the promised goods or services to its customers at an amount that represents what the company expects to be entitled to in exchange for those goods or services. In July 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606) Deferral of the Effective Date, which deferred the effective date of Topic 606 by one year to annual reporting periods beginning after December 15, 2017 for public entities, though early adoption was permitted. Topic 606 permitted two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (modified retrospective transition method). The new standard also includes a cohesive set of disclosure requirements intended to provide users of financial statements with comprehensive information about the nature, amount, timing and uncertainty of revenue and cash flows arising from a company’s contracts with customers.

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

The following table compares the reported condensed consolidated statement of operations and comprehensive loss for the three months ended June 30, 2018 to the as adjusted amounts had the previous revenue accounting guidance remained in effect:

	As Reported For the Three Months Ended		As Adjusted For the Three Months Ended
	June 30, 2018	Adjustment	June 30, 2018
Net sales	$1,416,078	$(94,546)	$1,321,532
Cost of sales	(1,317,662)	94,552	(1,223,110)
Gross profit	98,416	6	98,422
Income from operations	7,774	6	7,780
(Loss) income before income taxes	(2,224)	6	(2,218)
Income tax expense	(1,740)	(2)	(1,742)
Net (loss) income	(3,964)	4	(3,960)
Net (loss) income attributable to Diplomat Pharmacy, Inc.	(3,964)	4	(3,960)
Total comprehensive loss	(4,926)	4	(4,922)

The following table compares the reported condensed consolidated balance sheet, statement of operations and statement of cash flows as of and for the six months ended June 30, 2018 to the as adjusted amounts had the previous revenue accounting guidance remained in effect:

	As Reported As of and For the Six Months Ended		As Adjusted As of and For the Six Months Ended
	June 30, 2018	Adjustment	June 30, 2018
Condensed Consolidated Balance Sheet:
Receivables, net	$349,845	$8,347	$358,192
Inventories	170,175	(8,044)	162,131
Total current assets	545,392	303	545,695
Total assets	1,817,870	303	1,818,173
Accrued expenses — Other	22,005	79	22,084
Total current liabilities	596,772	79	596,851
Total liabilities	1,060,398	79	1,060,477
Retained earnings	87,276	224	87,500
Total shareholders’ equity	757,472	224	757,696
Total liabilities and shareholders’ equity	1,817,870	303	1,818,173

Condensed Consolidated Statement of Operations and Comprehensive Loss:
Net sales	$2,758,562	$(192,436)	$2,566,126
Cost of sales	(2,569,768)	192,569	(2,377,199)
Gross profit	188,794	133	188,927
Income from operations	16,465	133	16,598
(Loss) income before income taxes	(3,543)	133	(3,410)
Income tax expense	(871)	(35)	(906)
Net (loss) income	(4,414)	98	(4,316)
Net (loss) income attributable to Diplomat Pharmacy, Inc.	(4,414)	98	(4,316)
Total comprehensive loss	(5,376)	98	(5,278)

Condensed Consolidated Statement of Cash Flows:
Net (loss) income	$(4,414)	$98	$(4,316)
Accounts receivable (change)	(22,732)	(8,347)	(31,079)
Inventories (change)	36,407	8,044	44,451
Other assets and liabilities (change)	1,448	205	1,653

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

Effective January 1, 2018, the Company early adopted ASU 2017-12. There was no impact to the Company at the time of adoption.

Accounting Standards Issued But Not Yet Adopted

Leases

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), requiring lessees to recognize a right-of-use asset and a lease liability for all leases (with the exception of short-term leases) at lease commencement date. ASU 2016-02 is effective for annual periods beginning on or after December 15, 2018, including interim periods within those annual periods. Early adoption is permitted. The Company is almost complete with the inventorying of its lease population and is beginning to evaluate the impact that adopting ASU 2016-02 will have on its consolidated financial statements and/or notes thereto.

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

Receivables, net

Receivables, net consisted of the following:

	June 30,	December 31,
	2018	2017
Trade receivables, net of allowances of $(22,317) and $(22,050), respectively	$330,192	$317,004
Rebate receivables	17,411	12,847
Other receivables	2,242	2,240
	$349,845	$332,091

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

Revenue

The following table disaggregates the Company’s net sales by major source:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Oncology (Specialty)	$706,291	$638,630	$1,393,188	$1,246,911
Specialty Infusion (Specialty)	181,250	153,845	346,968	284,871
Immunology (Specialty)	142,952	142,405	278,551	280,456
Other (Specialty)	203,253	191,584	368,018	392,966
PBM	188,747	—	380,215	—
Inter-segment eliminations	(6,415)	—	(8,378)	—
	$1,416,078	$1,126,464	$2,758,562	$2,205,204

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

5.              BUSINESS ACQUISITIONS

The Company accounts for its business acquisitions using the acquisition method as required by FASB Accounting Standards Codification (“ASC”) Topic 805, Business Combinations. The Company ascribes significant value to the synergies and other benefits that do not meet the recognition criteria of acquired identifiable intangible assets. Accordingly, the value of these components is included within goodwill. The Company’s business acquisitions described below, except a portion of LDI (defined below), were treated as asset purchases for income tax purposes and the related goodwill resulting from these business acquisitions is deductible for income tax purposes. The results of operations for acquired businesses are included in the Company’s consolidated financial statements from their respective acquisition dates.

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

Cash	$520,157
4,113,188 restricted common shares	79,088
$599,245

The above share consideration at closing is based on 4,113,188 shares, in accordance with the purchase agreement, multiplied by the per share closing market price of the Company’s common stock as of December 19, 2017 ($20.24) and multiplied by 95 percent to account for the restricted nature of the shares.

Approximately $7,500 of the purchase consideration was deposited into an escrow account to satisfy any indemnification claims that may be made by the Company. Approximately $6,357 and $1,143 was released from escrow to the sellers and the Company, respectively, during the second quarter of 2018.

The Company incurred acquisition-related costs of $143 and $635 which were charged to “Selling, general and administrative expenses” during the three and six months ended June 30, 2018, respectively.

The following table summarizes the preliminary fair values of identifiable assets acquired and liabilities assumed at the acquisition date:

Cash	$780
Receivables, net	38,028
Inventories	2,857
Prepaid expenses and other current assets	750
Property and equipment	3,016
Capitalized software for internal use	434
Definite-lived intangible assets	201,523
Other noncurrent assets	148
Accounts payable	(16,409)
Rebates payable	(23,121)
Accrued expenses — compensation and benefits	(2,329)
Accrued expenses — other	(1,948)
Deferred income taxes	(31,277)
Total identifiable net assets	172,452
Goodwill	426,793
$599,245

As of June 30, 2018, the Company was still in the process of finalizing its LDI valuation and, therefore, the purchase price allocation should be considered preliminary. The preliminary purchase price allocation may be subject to further refinement upon finalization of fair valuing acquisition-date working capital, as well as completion of acquisition-related income tax assessment. The goodwill balance may be adjusted pending the completion of the valuation of the assets acquired and liabilities assumed as described above. To the extent that significant changes occur in the future, the Company will disclose such changes in the reporting period in which they occur.

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

The Company incurred acquisition-related costs of $555 which were charged to “Selling, general and administrative expenses” during the six months ended June 30, 2018.

The following table summarizes the preliminary fair values of identifiable assets acquired and liabilities assumed at the acquisition date:

Cash	$9,851
Accounts receivable	20,622
Inventories	200
Prepaid expenses and other current assets	650
Property and equipment	13,545
Capitalized software for internal use	1,800
Definite-lived intangible assets	6,720
Accounts payable	(14,968)
Rebates payable	(7,882)
Accrued expenses — compensation and benefits	(160)
Accrued expenses — other	(4,886)
Total identifiable net assets	25,492
Goodwill	22,156
$47,648

As of June 30, 2018, the Company was still in the process of finalizing its NPS valuation and, therefore, the purchase price allocation should be considered preliminary. The preliminary purchase price allocation may be subject to further refinement upon finalization of fair valuing acquisition-date working capital. The goodwill balance may be adjusted pending the completion of the valuation of the assets acquired and liabilities assumed as described above. To the extent that significant changes occur in the future, the Company will disclose such changes in the reporting period in which they occur.

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

The purchase price includes a contingent consideration arrangement that requires the Company to pay the former owners additional cash payouts of up to $1,500 per performance period based upon the achievement of certain gross profit targets in each of the 12-month periods ending September 30, 2018 and 2019. The maximum additional cash payout is $3,000. The fair value of this liability as of June 30, 2018 and December 31, 2017 was $2,870 and $2,600, respectively.

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
$24,975

As of June 30, 2018, the Company was still in the process of finalizing its Focus valuation and, therefore, the purchase price allocation should be considered preliminary. The preliminary purchase price allocation may be subject to further refinement upon finalization of fair valuing acquisition-date working capital. The goodwill balance may be adjusted pending the completion of the valuation of the assets acquired and liabilities assumed as described above. To the extent that significant changes occur in the future, the Company will disclose such changes in the reporting period in which they occur.

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

The purchase price includes a contingent consideration arrangement that requires the Company to pay the former owners additional cash payouts of up to $3,600 per performance period based upon the achievement of certain gross profit targets in each of the 12-month periods ending July 31, 2018 and 2019. The maximum additional cash payout is $7,200. The fair value of this liability as of June 30, 2018 and December 31, 2017 was $3,100 and $1,600, respectively.

Approximately $1,000 of the purchase consideration was deposited into an escrow account to be held for 15 months after the closing date to satisfy any of the Company’s indemnification claims.

The Company incurred acquisition-related costs of $83 which were charged to “Selling, general and administrative expenses” during the three and six months ended June 30, 2017.

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

The Company incurred acquisition-related costs of $227 which were charged to “Selling, general and administrative expenses” during the three and six months ended June 30, 2017.

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
$14,413

The purchase price includes a contingent consideration arrangement that requires the Company to pay the former owners additional cash payouts of up to $2,000 per performance period based upon the achievement of certain gross profit targets in each of the 12-month periods ending March 31, 2018, 2019 and 2020. The maximum payout of contingent consideration is $6,000. The fair value of this liability as of June 30, 2018 and December 31, 2017 was $5,200 and $4,300, respectively. Based upon Comfort’s actual results for the 12-month period ended March 31, 2018, the Company paid $2,000 in cash to Comfort’s former owners in July 2018.

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
$17,412

The purchase price includes a contingent consideration arrangement that requires the Company to pay the former owners an additional cash payout based upon the achievement of a certain earnings before interest, taxes, depreciation and amortization target in the 12-month period ending February 28, 2018. The maximum payout of contingent consideration was $4,000. The fair value of this liability as of December 31, 2017 was $2,600. Based upon Affinity’s actual results for the 12-month period ended February 28, 2018, the Company paid $2,269 in cash to Affinity’s former owners during the second quarter of 2018.

Approximately $2,000 of the purchase consideration was deposited into an escrow account to be held for 18 months after the closing date to satisfy any of the Company’s indemnification claims.

The Company incurred acquisition-related costs of $203 which were charged to “Selling, general and administrative expenses” during the six months ended June 30, 2017.

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

	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
Net sales	$1,251,859	$2,462,258
Net (loss) income attributable to Diplomat Pharmacy, Inc.	$(2,887)	$1,958
Net (loss) income per common share — basic & diluted	$(0.04)	$0.03

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

The following table presents the placement in the fair value hierarchy of assets and liabilities that are measured and disclosed at fair value on a recurring basis:

	Asset /			Valuation
	(Liability)	Level 2	Level 3	Technique
June 30, 2018:
Contingent consideration	$(11,170)	$—	$(11,170)	C
Interest rate swaps (Note 9)	(1,287)	(1,287)	—	A

December 31, 2017:
Contingent consideration	$(12,100)	$—	$(12,100)	C

The following table sets forth a roll forward of the Level 3 measurements:

Contingent Consideration
Balance at January 1, 2018	$(12,100)
Changes in fair values	(2,339)
Payments	3,269
Balance at June 30, 2018	$(11,170)

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

7.              GOODWILL AND DEFINITE-LIVED INTANGIBLE ASSETS

The following table sets forth a roll forward of goodwill for the six months ended June 30, 2018:

Balance at January 1, 2018	$832,624
Miscellaneous	3,803
Balance at June 30, 2018	$836,427

Goodwill by reporting segment is as follows:

	June 30,	December 31,
	2018	2017
PBM	$450,589	$446,740
Specialty	385,838	385,884
	$836,427	$832,624

Definite-lived intangible assets consist of the following:

	June 30, 2018			December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$196,073	$(12,115)	$183,958	$196,073	$(1,141)	$194,932
Patient relationships	170,100	(58,904)	111,196	170,100	(49,643)	120,457
Non-compete employment agreements	61,389	(37,107)	24,282	61,389	(30,560)	30,829
Trade names and trademarks	44,020	(19,305)	24,715	44,020	(13,624)	30,396
Physician relationships	21,700	(8,010)	13,690	21,700	(6,303)	15,397
	$493,282	$(135,441)	$357,841	$493,282	$(101,271)	$392,011

The Company recorded amortization expense of $17,160 and $10,307 for the three months ended June 30, 2018 and 2017, respectively, and $34,170 and $19,992 for the six months ended June 30, 2018 and 2017, respectively.

8.              DEBT

The Company had $470,250 and $550,000 in outstanding term loans as of June 30, 2018 and December 31, 2017, respectively. Unamortized debt issuance costs of $16,016 and $17,402 as of June 30, 2018 and December 31, 2017,

respectively, are presented in the condensed consolidated balance sheets as direct deductions from the outstanding debt balances. The Company also had $135,100 and $188,250 outstanding on its line of credit as of June 30, 2018 and December 31, 2017, respectively. The Company had $114,900 and $61,750 available to borrow on its line of credit at June 30, 2018 and December 31, 2017, respectively.

The interest rates the Company pays under its credit facility are primarily a function of a defined margin above LIBOR. The Company’s Term Loan A and Term Loan B interest rates were 4.35 percent and 6.60 percent, respectively, at June 30, 2018 and 4.04 percent and 6.04 percent, respectively, at December 31, 2017. The Company’s line of credit interest rate was 4.35 percent and 4.04 percent at June 30, 2018 and December 31, 2017, respectively. The Company is charged a monthly unused commitment fee ranging from 0.3 percent to 0.4 percent on the average unused daily balance on its $250,000 line of credit.

The Company’s credit facility contains certain financial and non-financial covenants. The Company was in compliance with all such covenants as of June 30, 2018 and December 31, 2017.

9.              INTEREST RATE SWAPS

The Company entered into two interest rate swap agreements during the second quarter of 2018 to fix its interest rate payments from April 30, 2019 through March 31, 2022 on $150,000 principal balance on each of Term Loan A and Term Loan B ($300,000 principal balance in total). These cash flow derivatives are designated as hedging instruments under FASB ASC Subtopic 815-20. The Company recognized other comprehensive loss of $962 ($1,287 loss, net of $325 in taxes) during the three and six months ended June 30, 2018. There was no impact to the condensed consolidated statements of operations. The $1,287 interest rate swap agreement liability is contained in “Other” noncurrent liabilities as of June 30, 2018.

The Company does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated as hedging instruments under the accounting requirements for derivatives and hedging.

10.       SHARE-BASED COMPENSATION

Stock Options

A summary of the Company’s stock option activity as of and for the six months ended June 30, 2018 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Options	Price	Life	Value
			(Years)
Outstanding at January 1, 2018	6,108,292	$18.62	8.5	$25,777
Granted	411,486	21.39
Exercised	(330,399)	10.14
Cancelled/expired	(635,004)	21.32
Outstanding at June 30, 2018	5,554,375	$19.04	8.4	$45,087

Exercisable at June 30, 2018	1,572,284	$19.84	7.1	$14,766

The Company recorded share-based compensation expense associated with stock options of $2,003 and $2,626 for the three months ended June 30, 2018 and 2017, respectively, and $4,152 and $3,514 for the six months ended June 30, 2018 and 2017, respectively.

The Company granted service-based awards of 330,135 options under its 2014 Omnibus Incentive Plan (the “2014 Plan”) and a make-whole inducement award of 81,351 options to purchase common stock to key employees during the six months ended June 30, 2018, of which 306,486 and 105,000 options become exercisable in installments of 33.3 percent and 25 percent, respectively, per year, beginning on the first anniversary of the grant date. These options have a maximum term of ten years.

The 411,486 options to purchase common stock that were granted during the six months ended June 30, 2018 have a weighted average grant date fair value of $8.75 per option. The grant date fair values of these stock option awards were estimated using the Black-Scholes-Merton option pricing model using the assumptions set forth in the following table:

Exercise price	$20.52 - $24.29
Expected volatility	36.06% - 38.36%
Expected dividend yield	0%
Risk-free rate for expected term	2.33% - 2.73%
Expected life (in years)	6.00 - 6.25

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

Restricted Stock Units (“RSU” or “RSUs”)

A summary of the Company’s RSU activity as of and for the six months ended June 30, 2018 is as follows:

		Weighted
		Average
	Number	Grant Date
	of RSUs	Fair Value
Outstanding at January 1, 2018	66,639	$14.65
Granted	3,316,566	23.32
Vested and issued	(58,388)	21.69
Cancelled/expired	(51,975)	21.23
Outstanding at June 30, 2018	3,272,842	$23.20

The Company granted service-based awards of 890,581 RSUs to key employees under its 2014 Plan during the six months ended June 30, 2018. The Company also granted a sign-on inducement award of 124,875 RSUs and a make-whole inducement award of 33,716 RSUs to a key employee during the six months ended June 30, 2018. The value of an RSU is determined by the market value of the Company’s common stock at the date of grant. This value is recorded as compensation expense on a straight-line basis over the vesting period, which ranges from immediate vesting to three years from grant date.

The Company granted 139,512 performance-based RSUs to key employees under its 2014 Plan during the six months ended June 30, 2018, which will be earned or forfeited based upon the Company’s performance relative to a specified adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) goal for the year ending December 31, 2018. The earned RSUs, if any, will vest in three equal installments, with the first installment vesting upon the earlier of the date that the Company files its 2018 Annual Report on Form 10-K or Audit Committee confirmation of the satisfaction of the applicable performance goals, with the remaining installments vesting annually thereafter. The Company is accounting for these performance-based RSUs under the current presumption that 50 percent will be earned and 50 percent will be forfeited.

The Company granted 629,372 performance-based RSUs as a make-whole inducement award to a key employee during the six months ended June 30, 2018, which will be earned or forfeited based upon the Company’s performance relative to specified Adjusted EBITDA and revenue goals for the year ending December 31, 2018. The earned RSUs, if any, will vest in three equal installments, with the first installment vesting upon the earlier of the date that the Company files its 2018 Annual Report on Form 10-K or Audit Committee confirmation of the satisfaction of the applicable performance goals, with the remaining installments vesting annually thereafter. The Company is accounting for these performance-based RSUs under the current presumption that 25 percent will be earned and 75 percent will be forfeited.

The Company granted an additional 1,498,500 performance-based RSUs as a sign-on inducement award to a key employee during the six months ended June 30, 2018, which will be earned or forfeited based upon the Company’s performance relative to specified cumulative Adjusted EBITDA and revenue goals for the years ending December 31, 2018 and 2019. The earned RSUs, if any, will vest in three equal installments, with the first installment vesting upon the earlier of the date that the Company files its 2019 Annual Report on Form 10-K or Audit Committee confirmation of the satisfaction of the applicable performance goals, with the remaining installments vesting annually thereafter, provided that the vesting of a portion of this award may be accelerated at the discretion of the Board of Directors of the Company or its Compensation Committee following completion of the Company’s 2018 audit. The Company is accounting for these performance-based RSUs under the current presumption that 25 percent will be earned and 75 percent will be forfeited.

The Company recorded share-based compensation expense associated with RSUs of $4,819 and $105 for the three months ended June 30, 2018 and 2017, respectively, and $5,693 and $105 for the six months ended June 30, 2018 and 2017, respectively.

Restricted Stock Awards (“RSA” or RSAs”)

A summary of the Company’s RSA activity as of and for the six months ended June 30, 2018 is as follows:

	Number	Weighted
	of Shares	Average
	Subject to	Grant Date
	Restriction	Fair Value
Nonvested at January 1, 2018	34,291	$17.45
Granted	21,924	23.26
Vested	(31,732)	17.68
Nonvested at June 30, 2018	24,483	$22.36

Under the 2014 Plan, the Company issued RSAs to non-employee directors. The value of a RSA is determined by the market value of the Company’s common stock at the date of grant. The value of a RSA is recorded as share-based compensation expense on a straight-line basis over the vesting period, which is typically one year.

The Company recorded share-based compensation expense associated with RSAs of $139 and $95 for the three months ended June 30, 2018 and 2017, respectively, and $277 and $179 for the six months ended June 30, 2018 and 2017, respectively.

11.       INCOME TAXES

A reconciliation of income taxes computed at the U.S. federal statutory tax rate to income tax expense is as follows:

	Six Months Ended June 30,
	2018	2017
Income tax benefit (expense) at U.S. statutory rate	$744	$(3,412)
Tax effect from:
Non-deductible employee compensation in excess of $1,000	(1,158)	—
State income taxes, net of federal benefit	(763)	(435)
Share-based compensation	542	2,271
Other	(236)	(187)
Income tax expense	$(871)	$(1,763)

12.       CONTINGENCIES

On November 10, 2016, a putative class action complaint was filed in the U.S. District Court for the Eastern District of Michigan against Diplomat Pharmacy, Inc. and certain officers of the Company. Following the appointment of lead plaintiffs and lead counsel, an amended complaint was filed on April 11, 2017. The amended complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 in connection with public filings made between February 29, 2016 and November 2, 2016 (the “potential class period”). The plaintiff seeks to represent a class of shareholders who purchased stock in the potential class period. The complaint seeks unspecified monetary damages and other relief. The Company filed a motion to dismiss the amended complaint on May 24, 2017. The court issued an order denying the Company’s motion to dismiss on January 19, 2018. The Company filed a motion for reconsideration of its motion to dismiss on February 2, 2018. The Company believes the complaint and allegations to be without merit and intends to vigorously defend itself against the action. The Company is unable at this time to determine whether the outcome of the litigation would have a material impact on its results of operations, financial condition or cash flows.

On February 10, 2017, the Company’s Board of Directors (the “Board”) received a demand letter from a purported shareholder containing allegations similar to those contained in the putative class action complaint described above. The letter demanded that the Board take action to remedy the alleged violations. In response, the Board established a Special Independent Committee of its disinterested and independent members to investigate the claims. Subsequently, on June 2, 2017, the shareholder filed a putative shareholder’s derivative lawsuit in the Michigan Circuit Court for the County of Genesee regarding the same matters alleged in the demand letter. The complaint names the Company as a nominal defendant and names a number of the Company’s current and former officers and directors as defendants. The complaint seeks unspecified monetary damages and other relief. In connection with the ongoing Special Independent Committee investigation, on July 20, 2017, by agreement between the Company and the shareholder, the court ordered a stay of legal proceedings for 90 days, after which time by further agreements of the Company and the shareholder, the court extended the stay until August 1, 2018. The Company is unable at this time to determine whether the outcome of the litigation would have a material impact on its results of operations, financial condition or cash flows.

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

13.       (LOSS) INCOME PER COMMON SHARE

The following table sets forth the computation of basic and diluted (loss) income per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Numerator:
Net (loss) income attributable to Diplomat Pharmacy, Inc.	$(3,964)	$3,591	$(4,414)	$7,958

Denominator:
Weighted average common shares outstanding, basic	74,158,622	67,528,151	74,077,916	67,209,280
Weighted average dilutive effect of stock options, RSAs and RSUs	—	683,731	—	788,649
Weighted average common shares outstanding, diluted	74,158,622	68,211,882	74,077,916	67,997,929

Net (loss) income per common share:
Basic	$(0.05)	$0.05	$(0.06)	$0.12
Diluted	$(0.05)	$0.05	$(0.06)	$0.12

The Company recognized a net loss for the three and six months ended June 30, 2018. As a result, the diluted loss per share is the same as the basic loss per share as any potentially dilutive securities would reduce the loss per share. In the absence of a net loss, the weighted average dilutive effect of stock options, RSAs and RSUs would have been 374,080 and 398,051 for the three and six months ended June 30, 2018, respectively. Service-based and earned performance-based stock options to purchase a weighted average of 4,032,813 and 4,022,012 common shares would have been excluded from the computation of diluted weighted average common shares outstanding for the three and six months ended June 30, 2018, respectively, as inclusion of such options would be anti-dilutive. Performance-based stock options to purchase up to a weighted average of 574,138 common shares would have been excluded from the computation of diluted weighted average common shares outstanding for both the three and six months ended June 30, 2018 as all performance conditions were not satisfied as of June 30, 2018. Weighted average service-based RSUs of 766,971 and 409,262 common shares would have been excluded from the computation of diluted weighted average common shares outstanding for the three and six months ended June 30, 2018, respectively, as inclusion of such RSUs would be anti-dilutive. Weighted average performance-based RSUs of 770,859 and 389,305 common shares would have been excluded from the computation of diluted weighted average common shares outstanding for the three and six months ended June 30, 2018, respectively, as all performance conditions were not satisfied as of June 30, 2018. Weighted average RSAs of 7,228 and 3,614 common shares were excluded from the computation of diluted weighted average common shares outstanding for the three and six months ended June 30, 2018, respectively, as inclusion of such shares would be anti-dilutive.

Service-based and earned performance-based stock options to purchase a weighted average of 3,174,060 and 2,803,785 common shares for the three and six months ended June 30, 2017, respectively, were excluded from the computation of diluted weighted average common shares outstanding as inclusion of such options would be anti-dilutive. Performance-based stock options to purchase up to a weighted average of 995,517 and 497,759 common shares for the three and six months ended June 30, 2017, respectively, were excluded from the computation of diluted weighted average common shares outstanding as all performance conditions were not satisfied as of June 30, 2017. Weighted average service-based RSUs of 86,488 and 43,244 common shares were excluded from the computation of diluted weighted average common shares outstanding for the three and six months ended June 30, 2017, respectively, as inclusion of such shares would be anti-dilutive. Weighted average RSAs of 9,340 and 5,950 common shares were excluded from the computation of diluted weighted average common shares outstanding for the three and six months ended June 30, 2017, respectively, as inclusion of such shares would be anti-dilutive.

14.       OPERATIONS BY REPORTING SEGMENT

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

	Three Months Ended June 30,
	Net Sales		Cost of Sales		Gross Profit
	2018	2017	2018	2017	2018	2017
Specialty	$1,233,746	$1,126,464	$(1,161,206)	$(1,059,750)	$72,540	$66,714
PBM	188,747	—	(162,871)	—	25,876	—
Inter-segment eliminations	(6,415)	—	6,415	—	—	—
	$1,416,078	$1,126,464	$(1,317,662)	$(1,059,750)	$98,416	$66,714

	Six Months Ended June 30,
	Net Sales		Cost of Sales		Gross Profit
	2018	2017	2018	2017	2018	2017
Specialty	$2,386,725	$2,205,204	$(2,241,365)	$(2,068,728)	$145,360	$136,476
PBM	380,215	—	(336,781)	—	43,434	—
Inter-segment eliminations	(8,378)	—	8,378	—	—	—
	$2,758,562	$2,205,204	$(2,569,768)	$(2,068,728)	$188,794	$136,476

Total assets by segment are as follows:

	June 30,	December 31,
	2018	2017
Specialty	$1,086,860	$1,190,188
PBM	731,010	750,235
	$1,817,870	$1,940,423

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

Our recent and historical revenue growth in our Specialty segment has largely been driven by our position as a leader in the oncology, specialty infusion and immunology therapeutic categories. We generated approximately 84 percent and 83 percent of our Specialty segment revenue in these categories during the three months ended June 30, 2018 and 2017, respectively, and approximately 85 percent and 82 percent during the six months ended June 30, 2018 and 2017, respectively.

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

Reclassifications

During the second quarter of 2018, we changed our accounting policy to reclassify shipping and handling costs incurred at our dispensing pharmacies from “Selling, general and administrative expenses” (“SG&A”) to “Cost of sales” in our condensed consolidated statements of operations. The amounts reclassified were $16,347 and $13,286 for the three months ended June 30, 2018 and 2017, respectively, and $31,777 and $24,386 for the six months ended June 30, 2018 and 2017, respectively, due to this accounting policy change.

We have historically classified the cost of our nursing support services within SG&A as these amounts were not considered significant in relation to total cost of sales. During the second quarter of 2018, we reclassified these nursing support service costs from SG&A to cost of sales. The amounts reclassified were $6,443 and $4,834 for the three months ended June 30, 2018 and 2017, respectively, and $11,538 and $9,021 for the six months ended June 30, 2018 and 2017, respectively.

These reclassifications had no impact on “Income from operations” for any of the periods presented.

Key Performance Metrics

We regularly review a number of metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Specialty
Prescriptions dispensed	236,000	220,000	459,000	440,000
Net sales per prescription dispensed	$5,218	$5,107	$5,181	$5,008
Gross profit per prescription dispensed	$301	$299	$309	$308

PBM
Prescriptions filled (adjusted to a 30-day equivalent)(1)	2,123,000	—	4,304,000	—
Gross profit per prescription filled	$12	$—	$10	$—

(1)         A 90-day prescription is counted as three 30-day prescriptions filled

Prescription Data (rounded to the nearest thousand)

Specialty prescriptions dispensed represent prescriptions filled and dispensed by Diplomat to patients, or in rare cases, to physicians. Our volume for the three and six months ended June 30, 2018 increased by 7.3 percent and 4.3 percent, respectively, from prior year periods. These volume increases were due to access to drugs that were new in the past year and growth through physician and payer relationships. Prescriptions dispensed adjusted to a 30-day equivalent by our recently acquired PBM were approximately 2,123,000 and 4,304,000 for the three and six months ended June 30, 2018, respectively.

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

Cost of Sales

Cost of sales primarily represents the purchase price of the drugs that we ultimately dispense. These drugs are purchased directly from the manufacturer or from an authorized wholesaler and the purchase price is negotiated with the selling entity. In general, period-over-period percentage changes in cost of sales will move directionally with period-over-period percentage changes in net sales for prescription dispensing transactions. This is due to the mathematical relationship between average wholesale price (“AWP”) and wholesale acquisition cost (“WAC”), where most commonly AWP equals WAC multiplied by 1.20, and our contractual relationships to purchase at a discount off WAC and receive reimbursement at a discount off AWP. The discounts off AWP and WAC that we receive vary significantly by drug and by contract. Rebates we receive from manufacturers are reflected as reductions to cost of sales when they are earned. Other expenses contained in cost of sales consist of shipping and handling costs incurred at our dispensing pharmacies and nursing support services.

SG&A

Our operating expenses primarily consist of employee and employee-related costs inclusive of share-based compensation, amortization expense from definite-lived intangible assets associated with our acquired entities and amortization expense from capitalized software for internal use. Other operating expenses consist of occupancy and other indirect costs, insurance costs, professional fees and other general overhead expenses.

Other Expense

Other expense primarily consists of interest expense associated with our debt.

Results of Operations

Three Months Ended June 30, 2018 versus Three Months Ended June 30, 2017

Consolidated Results

The following table provides statements of operations data for each of the periods presented:

	Three Months Ended June 30,
	2018	2017
Net sales	$1,416,078	$1,126,464
Cost of sales	(1,317,662)	(1,059,750)
Gross profit	98,416	66,714
SG&A	(90,642)	(61,871)
Income from operations	7,774	4,843
Other (expense) income:
Interest expense	(10,392)	(1,931)
Other	394	34
Total other expense	(9,998)	(1,897)
(Loss) income before income taxes	(2,224)	2,946
Income tax (expense) benefit	(1,740)	544
Net (loss) income	(3,964)	3,490
Less net loss attributable to noncontrolling interest	—	(101)
Net (loss) income attributable to Diplomat Pharmacy, Inc.	$(3,964)	$3,591

Net Sales

Net sales for the three months ended June 30, 2018 were $1,416,078, a $289,614 or 26 percent increase, compared to $1,126,464 for the three months ended June 30, 2017. This increase was primarily the result of approximately $218,000 of net sales from our recent acquisitions and approximately $90,000 from the impact of manufacturer price increases. These increases were partially offset by a decrease in hepatitis C business versus the prior year period, reimbursement compression and drug mix.

Cost of Sales

Cost of sales for the three months ended June 30, 2018 was $1,317,662, a $257,912 or 24 percent increase, compared to $1,059,750 for the three months ended June 30, 2017. This increase was primarily the result of the same factors that drove the increase in our net sales over the same time period. Cost of sales was 93.1 percent and 94.1 percent of net sales for the three months ended June 30, 2018 and 2017, respectively. The increase in gross margin from 5.9 percent to 6.9 percent for the three months ended June 30, 2017 and 2018, respectively, was primarily due to the impact of our acquisitions.

SG&A

SG&A for the three months ended June 30, 2018 were $90,642, a $28,771 increase, compared to $61,871 for the three months ended June 30, 2017. Employee cost increased by $12,672, inclusive of a $4,135 increase in share-based compensation expense. Amortization expense from definite-lived intangible assets associated with our acquired entities increased $7,347. Changes in fair values of contingent consideration increased $2,339. The remaining increase was in all other SG&A to support our business including rent, recruiting primarily related to our CEO search, travel and other miscellaneous expenses. As a percent of net sales, SG&A accounted for 6.4 percent for the three months ended June 30, 2018 compared to 5.5 percent for the three months ended June 30, 2017.

Other Expense

Our other expense was $9,998 and $1,897 for the three months ended June 30, 2018 and 2017, respectively, and is primarily comprised of interest expense. The $8,461 increase in interest expense was due to significantly higher average borrowings in the second quarter of 2018 resulting from recent acquisitions.

Income Tax (Expense) Benefit

Income tax (expense) benefit for the three months ended June 30, 2018 and 2017 was $(1,740) and $544, respectively. The income tax expense recognized during the second quarter of 2018 was primarily due to the expected recognition of employee compensation in excess of $1,000 during 2018, which will not be deductible for income taxes, as well as state taxes. The income tax benefit recognized during the second quarter of 2017 was primarily due to the recognition of excess tax benefits as a result of stock option exercises that occurred during the quarter.

Segment Results

Net sales, cost of sales and gross profit information by segment are as follows:

	Three Months Ended June 30,
	Net Sales		Cost of Sales		Gross Profit
	2018	2017	2018	2017	2018	2017
Specialty	$1,233,746	$1,126,464	$(1,161,206)	$(1,059,750)	$72,540	$66,714
PBM	188,747	—	(162,871)	—	25,876	—
Inter-segment eliminations	(6,415)	—	6,415	—	—	—
	$1,416,078	$1,126,464	$(1,317,662)	$(1,059,750)	$98,416	$66,714

Net Sales — Specialty

Net sales for the three months ended June 30, 2018 were $1,233,746, a $107,282 or 10 percent increase, compared to $1,126,464 for the three months ended June 30, 2017. This increase was primarily the result of approximately $90,000 from the impact of manufacturer price increases and approximately $29,000 from our recent acquisitions. These increases were partially offset by a decrease in hepatitis C business versus the prior year period, reimbursement compression and drug mix.

Cost of Sales — Specialty

Cost of sales for the three months ended June 30, 2018 was $1,161,206, a $101,456 or 10 percent increase, compared to $1,059,750 for the three months ended June 30, 2017. This increase was primarily the result of the same factors that drove the increase in Specialty’s net sales over the same time period. Cost of sales was 94.1 percent of net sales for each of the three-month periods ended June 30, 2018 and 2017.

Net Sales & Cost of Sales — PBM

Net sales and cost of sales for the three months ended June 30, 2018 were $188,747 and $162,871, respectively, resulting in a gross profit of $25,876 and a gross margin of 13.7 percent.

Six Months Ended June 30, 2018 versus Six Months Ended June 30, 2017

Consolidated Results

The following table provides statements of operations data for each of the periods presented:

	Six Months Ended June 30,
	2018	2017
Net sales	$2,758,562	$2,205,204
Cost of sales	(2,569,768)	(2,068,728)
Gross profit	188,794	136,476
SG&A	(172,329)	(123,085)
Income from operations	16,465	13,391
Other (expense) income:
Interest expense	(20,819)	(3,980)
Other	811	66
Total other expense	(20,008)	(3,914)
(Loss) income before income taxes	(3,543)	9,477
Income tax expense	(871)	(1,763)
Net (loss) income	(4,414)	7,714
Less net loss attributable to noncontrolling interest	—	(244)
Net (loss) income attributable to Diplomat Pharmacy, Inc.	$(4,414)	$7,958

Net Sales

Net sales for the six months ended June 30, 2018 were $2,758,562, a $553,358 or 25 percent increase, compared to $2,205,204 for the six months ended June 30, 2017. This increase was primarily the result of approximately $440,000 of net sales from our recent acquisitions and approximately $175,000 from the impact of manufacturer price increases. These increases were partially offset by a decrease in hepatitis C business versus the prior year period, reimbursement compression and drug mix.

Cost of Sales

Cost of sales for the six months ended June 30, 2018 was $2,569,768, a $501,040 or 24 percent increase, compared to $2,068,728 for the six months ended June 30, 2017. This increase was primarily the result of the same factors that drove the increase in our net sales over the same time period. Cost of sales was 93.2 percent and 93.8 percent of net sales for the six months ended June 30, 2018 and 2017, respectively. The increase in gross margin from 6.2 percent to 6.8 percent for the six months ended June 30, 2017 and 2018, respectively, was primarily due to the impact of our acquisitions.

SG&A

SG&A for the six months ended June 30, 2018 were $172,329, a $49,244 increase, compared to $123,085 for the six months ended June 30, 2017. Employee cost increased by $18,905, inclusive of a $6,324 increase in share-based compensation expense. Amortization expense from definite-lived intangible assets associated with our acquired entities increased $14,867. Changes in fair values of contingent consideration increased $2,339. The remaining increase was in all other SG&A to support our business including consulting, rent, recruiting primarily related to our CEO search, travel and other miscellaneous expenses. As a percent of net sales, SG&A accounted for 6.2 percent for the six months ended June 30, 2018 compared to 5.6 percent for the six months ended June 30, 2017.

Other Expense

Our other expense was $20,008 and $3,914 for the six months ended June 30, 2018 and 2017, respectively, and is primarily comprised of interest expense. The $16,839 increase in interest expense was due to significantly higher average borrowings in the first half of 2018 resulting from recent acquisitions.

Income Tax Expense

Income tax expense for the six months ended June 30, 2018 and 2017 was $871 and $1,763, respectively. The income tax expense recognized during the six months ended June 30, 2018 was primarily due to the expected recognition of employee compensation in excess of $1,000 during 2018, which will not be deductible for income taxes, as well as state taxes. The income tax expense recognized during the six months ended June 30, 2017 was reduced by $2,271 due to the recognition of excess tax benefits as a result of share-based compensation activities (stock option exercises, net of stock option cancellations/expirations) that occurred during the period.

Segment Results

Net sales, cost of sales and gross profit information by segment are as follows:

	Six Months Ended June 30,
	Net Sales		Cost of Sales		Gross Profit
	2018	2017	2018	2017	2018	2017
Specialty	$2,386,725	$2,205,204	$(2,241,365)	$(2,068,728)	$145,360	$136,476
PBM	380,215	—	(336,781)	—	43,434	—
Inter-segment eliminations	(8,378)	—	8,378	—	—	—
	$2,758,562	$2,205,204	$(2,569,768)	$(2,068,728)	$188,794	$136,476

Net Sales — Specialty

Net sales for the six months ended June 30, 2018 were $2,386,725, a $181,521 or 8 percent increase, compared to $2,205,204 for the six months ended June 30, 2017. This increase was primarily the result of approximately $175,000 from the impact of manufacturer price increases and approximately $60,000 from our recent acquisitions. These increases were partially offset by a decrease in hepatitis C business versus the prior year period, reimbursement compression and drug mix.

Cost of Sales — Specialty

Cost of sales for the six months ended June 30, 2018 was $2,241,365, a $172,637 or 8 percent increase, compared to $2,068,728 for the six months ended June 30, 2017. This increase was primarily the result of the same factors that drove the increase in Specialty’s net sales over the same time period. Cost of sales was 93.9 percent and 93.8 percent of net sales for the six months ended June 30, 2018 and 2017, respectively.

Net Sales & Cost of Sales — PBM

Net sales and cost of sales for the six months ended June 30, 2018 were $380,215 and $336,781, respectively, resulting in a gross profit of $43,434 and a gross margin of 11.4 percent.

Liquidity and Capital Resources

Our primary uses of cash include funding our ongoing working capital needs, business acquisitions, acquiring and maintaining internal use software and property and equipment, and debt service. Our primary source of liquidity for our working capital is cash flows generated from operations. At various times during the course of the year, we may be in an operating cash usage position, which may require us to use our short-term borrowings. We continuously monitor our working capital position and associated cash requirements and explore opportunities to more effectively manage our inventory and capital spending. As of June 30, 2018 and December 31, 2017, we had $7,360 and $84,251, respectively, of cash and cash equivalents. Our cash balances fluctuate based on working capital needs and the timing of sweeping available cash each day to pay down any outstanding balance on our line of credit, which was $135,100 and $188,250 at June 30, 2018 and December 31, 2017, respectively. Our available liquidity under our line of credit was $114,900 and $61,750 at June 30, 2018 and December 31, 2017, respectively.

We believe that funds generated from operations, cash and cash equivalents on hand and available borrowing capacity under our line of credit will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. We may enhance our competitive position through additional complementary acquisitions in both existing and new markets. Therefore, from time to time, we may access the equity or debt markets to raise additional funds to finance acquisitions or otherwise on a strategic basis.

The following table provides cash flow data for each of the periods presented:

	Six Months Ended June 30,
	2018	2017
Net cash provided by operating activities	$66,652	$67,253
Net cash used in investing activities	(12,608)	(58,362)
Net cash used in financing activities	(130,935)	(9,040)
Net decrease in cash and cash equivalents	$(76,891)	$(149)

Cash Flows from Operating Activities

Cash flows from operating activities consists of net income, adjusted for non-cash items, and changes in various working capital items, including accounts receivable, inventories, accounts payable and other assets/liabilities.

The slight decrease in cash provided by operating activities for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 was due to a $21,242 increase in non-cash adjustments to net income, partially offset by a $12,128 decrease in net income and a $9,715 change in net working capital flows.

Cash Flows from Investing Activities

Our primary investing activities have consisted of business acquisitions, labor and other costs associated with capitalized software for internal use, capital expenditures to purchase computer equipment, software, furniture and fixtures, as well as building improvements to support the expansion of our infrastructure and workforce. As our business grows, our capital expenditures and our investment activity may continue to increase.

The $45,754 decrease in cash used in investing activities during the six months ended June 30, 2018 compared to the six months ended June 30, 2017 was primarily related to a $52,282 decrease in cash used to acquire businesses, partially offset by a $6,617 increase in spending on capitalized software and property and equipment.

Cash Flows from Financing Activities

Our primary financing activities have consisted of debt borrowings and repayments, payment of debt issuance costs and proceeds from stock option exercises.

The $121,895 increase in cash used in financing activities during the six months ended June 30, 2018 compared to the six months ended June 30, 2017 was primarily related to a $76,437 increase in payments on long-term debt, a $16,416 increase in net payments on the line of credit and the nonrecurrence of a full draw down of our $25,000 deferred draw term loan during the first quarter of 2017.

Debt

We had $470,250 and $550,000 in outstanding term loans as of June 30, 2018 and December 31, 2017, respectively. We also had $135,100 and $188,250 outstanding on our line of credit as of June 30, 2018 and December 31, 2017, respectively. We had $114,900 and $61,750 available to borrow on our line of credit at June 30, 2018 and December 31, 2017, respectively.

The interest rates we pay under our credit facility are primarily a function of a defined margin above LIBOR. Our Term Loan A and Term Loan B interest rates were 4.35 percent and 6.60 percent, respectively, at June 30, 2018 and 4.04 percent and 6.04 percent, respectively, at December 31, 2017. Our line of credit interest rate was 4.35 percent and 4.04 percent at June 30, 2018 and December 31, 2017, respectively. We are charged a monthly unused commitment fee ranging from 0.3 percent to 0.4 percent on the average unused daily balance on our $250,000 line of credit.

Our credit facility contains certain financial and non-financial covenants. We were in compliance with all such covenants as of June 30, 2018 and December 31, 2017.

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

Critical Accounting Policies and Estimates

The MD&A is based on the condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses. In accordance with U.S. GAAP, we base our estimates on historical experience, internal tracking processes, contract terms, and, in some cases, estimation of applicable volume and future performance adjustments, and various other assumptions that management believes are reasonable under the circumstances. Actual results might differ from these estimates under different assumptions or conditions and, to the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations, and cash flows will be affected. During the six months ended June 30, 2018, there were no material changes to our critical accounting policies and use of estimates, which are disclosed in our audited consolidated financial statements for the year ended December 31, 2017 included in our Annual Report on Form 10-K, with the exception of our adoption of ASC Topic 606. See Note 3 for further details.

New Accounting Pronouncements

See Note 3 for a description of new accounting pronouncements.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Our operations are solely in the United States of America (“U.S.”) and U.S. Territories and are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate and certain exposure, as well as risks relating to changes in the general economic conditions in the U.S. We are exposed to interest rate fluctuations with regard to future issuances of fixed-rate debt, and existing and future issuances of floating-rate debt. Primary exposures include LIBOR, the Federal Funds Effective Rate, the Overnight Bank Funding Rate and our administrative agent’s prime rate in effect at its principal office in New York City related to debt outstanding under our credit facility.

A 100 basis point increase in 2018 interest rates would have increased our pre-tax loss for the three and six months ended June 30, 2018 by approximately $1.6 million and $3.3 million, respectively.

In an effort to manage our exposure to interest rate fluctuations, we entered into two interest rate swap agreements during the second quarter of 2018 to fix our interest rate payments from April 30, 2019 through March 31, 2022 on $150,000 principal balance on each of Term Loan A and Term Loan B ($300,000 principal balance in total). See Note 9 of Item 1 for further details.

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

Our management, with the participation of the chief executive officer and the chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) as of June 30, 2018. Based on these evaluations, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures required by paragraph (b) of Rule 13a-15 or 15d-15 were effective as of June 30, 2018.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the second quarter of 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.                LEGAL PROCEEDINGS

On November 10, 2016, a putative class action complaint was filed in the U.S. District Court for the Eastern District of Michigan against Diplomat Pharmacy, Inc. and certain officers of the Company. Following the appointment of lead plaintiffs and lead counsel, an amended complaint was filed on April 11, 2017. The amended complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 in connection with public filings made between February 29, 2016 and November 2, 2016 (the “potential class period”). The plaintiff seeks to represent a class of shareholders who purchased stock in the potential class period. The complaint seeks unspecified monetary damages and other relief. The Company filed a motion to dismiss the amended complaint on May 24, 2017. The court issued an order denying the Company’s motion to dismiss on January 19, 2018. The Company filed a motion for reconsideration of its motion to dismiss on February 2, 2018. The Company believes the complaint and allegations to be without merit and intends to vigorously defend itself against the action. The Company is unable at this time to determine whether the outcome of the litigation would have a material impact on its results of operations, financial condition or cash flows.

On February 10, 2017, the Company’s Board of Directors (the “Board”) received a demand letter from a purported shareholder containing allegations similar to those contained in the putative class action complaint described above. The letter demanded that the Board take action to remedy the alleged violations. In response, the Board established a Special Independent Committee of its disinterested and independent members to investigate the claims. Subsequently, on June 2, 2017, the shareholder filed a putative shareholder’s derivative lawsuit in the Michigan Circuit Court for the County of Genesee regarding the same matters alleged in the demand letter. The complaint names the Company as a nominal defendant and names a number of the Company’s current and former officers and directors as defendants. The complaint seeks unspecified monetary damages and other relief. In connection with the ongoing Special Independent Committee investigation, on July 20, 2017, by agreement between the Company and the shareholder, the court ordered a stay of legal proceedings for 90 days, after which time by further agreements of the Company and the shareholder, the court extended the stay until August 1, 2018. The Company is unable at this time to determine whether the outcome of the litigation would have a material impact on its results of operations, financial condition or cash flows.

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

ITEM 6.                EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit / Appendix Number	Filing Date

10.1*	Form of Restricted Stock Unit Award Agreement (Performance-Based) Sign-On Inducement Equity Award	X

10.2*	Form of Restricted Stock Unit Award Agreement Sign-On Inducement Equity Award	X

10.3*	Form of Restricted Stock Unit Award Agreement (Performance-Based) Make-Whole Inducement Equity Award	X

10.4*	Form of Restricted Stock Unit Award Agreement Make-Whole Inducement Equity Award	X

10.5*	Form of Stock Option Award Agreement Make-Whole Inducement Equity Award	X

10.6*†	Offer letter dated May 9, 2018 by and between Brian Griffin and the Company	X

18.1	Preferability Letter on Change in Accounting Principle	X

31.1	Section 302 Certification — CEO	X

31.2	Section 302 Certification — CFO	X

32.1**	Section 906 Certification — CEO	X

32.2**	Section 906 Certification — CFO	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase	X

101.LAB	XBRL Taxonomy Extension Label Linkbase	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

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

Date:   August 6, 2018