Form 10-Q
period 2018-09-30
Diplomat Pharmacy, Inc.
filed 2018-11-07
CIK 1610092

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

Yes ☐   No ☒

As of November 5, 2018, there were 74,474,677 outstanding shares of the registrant’s no par value common stock.

DIPLOMAT PHARMACY, INC.

Form 10-Q

For the Quarter Ended September 30, 2018

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DIPLOMAT PHARMACY, INC.

Condensed Consolidated Balance Sheets (Unaudited)

(Dollars in thousands)

	September 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and equivalents	$8,214	$84,251
Receivables, net	358,158	332,091
Inventories	169,863	206,603
Prepaid expenses and other current assets	13,491	11,125
Total current assets	549,726	634,070

Property and equipment, net	40,924	38,990
Capitalized software for internal use, net	29,842	36,520
Goodwill	834,580	832,624
Definite-lived intangible assets, net	340,651	392,011
Other noncurrent assets	4,938	6,208
Total assets	$1,800,661	$1,940,423

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$315,268	$384,719
Rebates payable	29,954	28,744
Borrowings on line of credit	178,250	188,250
Short-term debt, including current portion of long-term debt	11,500	11,500
Accrued expenses:
Compensation and benefits	16,771	9,584
Contingent consideration	5,200	8,100
Other	21,542	20,560
Total current liabilities	578,485	651,457

Long-term debt, less current portion	440,552	521,098
Deferred income taxes	12,423	14,367
Contingent consideration	4,050	4,000
Other	295	—
Total liabilities	1,035,805	1,190,922

Commitments and contingencies (Note 12)

Shareholders’ equity:
Preferred stock (10,000,000 shares authorized; none issued and outstanding)	—	—
Common stock (no par value; 590,000,000 shares authorized; 74,448,430 and 73,871,424 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively)	629,283	619,235
Additional paid-in capital	48,172	38,450
Retained earnings	87,445	91,816
Accumulated other comprehensive loss	(44)	—
Total shareholders’ equity	764,856	749,501
Total liabilities and shareholders’ equity	$1,800,661	$1,940,423

See accompanying notes to condensed consolidated financial statements.

DIPLOMAT PHARMACY, INC.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)

(Dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net sales	$1,373,334	$1,124,957	$4,131,896	$3,330,161
Cost of sales	(1,279,976)	(1,059,867)	(3,849,743)	(3,128,595)
Gross profit	93,358	65,090	282,153	201,566
Selling, general and administrative expenses	(83,419)	(62,782)	(255,705)	(185,867)
Income from operations	9,939	2,308	26,448	15,699
Other (expense) income:
Interest expense	(10,179)	(2,054)	(30,998)	(6,034)
Impairment of non-consolidated entities	(286)	—	(329)	—
Other	574	45	1,385	111
Total other expense	(9,891)	(2,009)	(29,942)	(5,923)
Income (loss) before income taxes	48	299	(3,494)	9,776
Income tax benefit (expense)	121	662	(750)	(1,101)
Net income (loss)	169	961	(4,244)	8,675
Less net loss attributable to noncontrolling interest	—	(55)	—	(299)
Net income (loss) attributable to Diplomat Pharmacy, Inc.	$169	$1,016	$(4,244)	$8,974

Other comprehensive income (loss), net of tax	918	—	(44)	—
Total comprehensive income (loss)	$1,087	$1,016	$(4,288)	$8,974

Net income (loss) per common share:
Basic	$0.00	$0.01	$(0.06)	$0.13
Diluted	$0.00	$0.01	$(0.06)	$0.13

Weighted average common shares outstanding:
Basic	74,386,386	68,371,429	74,181,869	67,600,920
Diluted	74,741,511	68,769,618	74,181,869	68,259,416

See accompanying notes to condensed consolidated financial statements.

DIPLOMAT PHARMACY, INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net (loss) income	$(4,244)	$8,675
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	72,547	48,813
Share-based compensation expense	15,771	5,487
Net provision for doubtful accounts	5,862	7,523
Amortization of debt issuance costs	3,703	892
Changes in fair values of contingent consideration	2,419	1,965
Contingent consideration payments	(3,181)	—
Deferred income tax benefit	(2,034)	(637)
Impairment of non-consolidated entities	329	—
Other	(43)	1
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	(31,090)	4,117
Inventories	36,717	22,379
Accounts payable	(72,018)	(3,055)
Other assets and liabilities	8,469	(2,514)
Net cash provided by operating activities	33,207	93,646

Cash flows from investing activities:
Expenditures for capitalized software for internal use	(8,736)	(3,252)
Expenditures for property and equipment	(7,880)	(3,414)
Net payments to acquire businesses, net of cash acquired	(1,139)	(76,646)
Other	46	(38)
Net cash used in investing activities	(17,709)	(83,350)

Cash flows from financing activities:
Net payments on line of credit	(10,000)	(17,663)
Payments on long-term debt	(82,625)	(6,031)
Proceeds from long-term debt	—	25,000
Proceeds from issuance of stock upon stock option exercises	3,999	7,597
Contingent consideration payments	(2,088)	—
Payments of debt issuance costs	(821)	—
Net cash (used in) provided by financing activities	(91,535)	8,903

Net (decrease) increase in cash and equivalents	(76,037)	19,199

Cash and equivalents at beginning of period	84,251	7,953

Cash and equivalents at end of period	$8,214	$27,152

Supplemental disclosures of cash flow information:
Cash paid for interest	$27,707	$5,125
Cash paid for income taxes	2,142	4,716

See accompanying notes to condensed consolidated financial statements.

DIPLOMAT PHARMACY, INC.

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

(Dollars in thousands)

	Nine Months Ended September 30, 2018
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Earnings	Loss	Equity

Balance at January 1, 2018	73,871,424	$619,235	$38,450	$91,816	$—	$749,501
Adoption of ASC Topic 606 (Note 3)	—	—	—	(126)	—	(126)
Net loss	—	—	—	(450)	—	(450)
Stock issued upon stock option exercises	200,677	2,461	(552)	—	—	1,909
Share-based compensation expense	—	—	3,161	—	—	3,161
Stock issued upon vesting of restricted stock units	10,705	157	(157)	—	—	—
Balance at March 31, 2018	74,082,806	621,853	40,902	91,240	—	753,995
Net loss	—	—	—	(3,964)	—	(3,964)
Other comprehensive loss, net of tax	—	—	—	—	(962)	(962)
Stock issued upon stock option exercises	129,722	1,831	(389)	—	—	1,442
Share-based compensation expense	—	—	6,961	—	—	6,961
Stock issued upon vesting of restricted stock units	47,683	1,109	(1,109)	—	—	—
Restricted stock award activity	21,924	561	(561)	—	—	—
Balance at June 30, 2018	74,282,135	625,354	45,804	87,276	(962)	757,472
Net income	—	—	—	169	—	169
Other comprehensive income, net of tax	—	—	—	—	918	918
Stock issued upon stock option exercises	41,420	896	(248)	—	—	648
Share-based compensation expense	—	—	5,649	—	—	5,649
Stock issued upon vesting of restricted stock units	124,875	3,033	(3,033)	—	—	—
Balance at September 30, 2018	74,448,430	$629,283	$48,172	$87,445	$(44)	$764,856

See accompanying notes to condensed consolidated financial statements.

DIPLOMAT PHARMACY, INC.

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited) - Continued

(Dollars in thousands)

	Nine Months Ended September 30, 2017
					Total
					Diplomat
			Additional		Pharmacy, Inc.		Total
	Common Stock		Paid-In	Retained	Shareholders’	Noncontrolling	Shareholders’
	Shares	Amount	Capital	Earnings	Equity	Interest	Equity

Balance at January 1, 2017	66,764,999	$503,828	$33,268	$76,306	$613,402	$322	$613,724
Net income (loss)	—	—	—	4,367	4,367	(142)	4,225
Stock issued upon stock option exercises	391,965	3,553	(754)	—	2,799	—	2,799
Share-based compensation expense	—	—	972	—	972	—	972
Restricted stock award activity	7,642	—	—	—	—	—	—
Balance at March 31, 2017	67,164,606	507,381	33,486	80,673	621,540	180	621,720
Net income (loss)	—	—	—	3,591	3,591	(102)	3,489
Issuance of stock as partial consideration of WRB Communications, LLC acquisition	299,325	4,291	—	—	4,291	—	4,291
Stock issued upon stock option exercises	524,127	3,926	(718)	—	3,208	—	3,208
Share-based compensation expense	—	—	2,826	—	2,826	—	2,826
Restricted stock award activity	29,172	222	(222)	—	—	—	—
Balance at June 30, 2017	68,017,230	515,820	35,372	84,264	635,456	78	635,534
Net income (loss)	—	—	—	1,016	1,016	(55)	961
Issuance of stock as partial consideration of Accurate Rx Pharmacy Consulting, LLC acquisition	131,108	1,776	—	—	1,776	—	1,776
Issuance of stock as partial consideration of Focus Rx Pharmacy Services Inc. and Focus Rx Inc. acquisition	374,297	5,643	—	—	5,643	—	5,643
Stock issued upon stock option exercises	241,666	1,933	(343)	—	1,590	—	1,590
Share-based compensation expense	—	—	1,689	—	1,689	—	1,689
Balance at September 30, 2017	68,764,301	$525,172	$36,718	$85,280	$647,170	$23	$647,193

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

2.              BASIS OF PRESENTATION

Interim Unaudited Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, the interim financial statements include all adjustments of a normal recurring nature necessary for a fair presentation of the financial position, results of operations, cash flows and changes in shareholders’ equity. The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K, which was filed with the SEC on March 1, 2018.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Diplomat Pharmacy, Inc., its wholly-owned subsidiaries, and a 51 percent owned subsidiary, formed in August 2014, which the Company controlled until it was dissolved during the fourth quarter of 2017.

All intercompany transactions and balances have been eliminated in consolidation.

Reclassifications

During the second quarter of 2018, the Company changed its accounting policy to reclassify shipping and handling costs incurred at its dispensing pharmacies from “Selling, general and administrative expenses” (“SG&A”) to “Cost of sales” in its condensed consolidated statements of operations. The amounts reclassified for the three and nine months ended September 30, 2017 were $15,408 and $39,794, respectively, due to this accounting policy change. For comparability purposes, shipping and handling costs incurred at our dispensing pharmacies for the three and nine months ended September 30, 2018 were $15,713 and $46,979, respectively.

The Company has historically classified the cost of its nursing support services within SG&A as these amounts were not considered significant in relation to total cost of sales. During the second quarter of 2018, the Company reclassified these nursing support service costs from SG&A to cost of sales. The amounts reclassified for the three and nine months ended September 30, 2017 were $4,805 and $13,826, respectively. For comparability purposes, nursing support service costs for the three and nine months ended September 30, 2018 were $6,370 and $17,736, respectively.

These reclassifications had no impact on “Income from operations” for any of the periods presented.

3.              NEW ACCOUNTING STANDARDS

Adoption of New Accounting Standards

Revenue from Contracts with Customers

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“Topic 606”), which supersedes the previous revenue recognition guidance under U.S. GAAP. The new standard focuses on creating a single source of revenue guidance for revenue arising from contracts with customers for all industries. The objective of the new standard is for a company to recognize revenue when it transfers the promised goods or services to its customers for an amount that represents what the company expects to be entitled to in exchange for those goods or services. Topic 606 permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (modified retrospective transition method). The new standard also includes a cohesive set of disclosure requirements intended to provide users of financial statements with comprehensive information about the nature, amount, timing and uncertainty of revenue and cash flows arising from a company’s contracts with customers.

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

The following table compares the reported condensed consolidated statement of operations and comprehensive loss for the three months ended September 30, 2018 to the as adjusted amounts had the previous revenue accounting guidance remained in effect:

	As Reported For the Three Months Ended		As Adjusted For the Three Months Ended
	September 30, 2018	Adjustment	September 30, 2018

Net sales	$1,373,334	$(86,483)	$1,286,851
Cost of sales	(1,279,976)	86,446	(1,193,530)
Gross profit	93,358	(37)	93,321
Income from operations	9,939	(37)	9,902
Income before income taxes	48	(37)	11
Income tax benefit	121	10	131
Net income	169	(27)	142
Net income attributable to Diplomat Pharmacy, Inc.	169	(27)	142
Total comprehensive income	1,087	(27)	1,060

The following table compares the reported condensed consolidated balance sheet, statement of operations and statement of cash flows as of and for the nine months ended September 30, 2018 to the as adjusted amounts had the previous revenue accounting guidance remained in effect:

	As Reported As of and For the Nine Months Ended		As Adjusted As of and For the Nine Months Ended
	September 30, 2018	Adjustment	September 30, 2018
Condensed Consolidated Balance Sheet:
Receivables, net	$358,158	$7,590	$365,748
Inventories	169,863	(7,323)	162,540
Total current assets	549,726	267	549,993
Total assets	1,800,661	267	1,800,928
Accrued expenses — Other	21,542	69	21,611
Total current liabilities	578,485	69	578,554
Total liabilities	1,035,805	69	1,035,874
Retained earnings	87,445	198	87,643
Total shareholders’ equity	764,856	198	765,054
Total liabilities and shareholders’ equity	1,800,661	267	1,800,928

Condensed Consolidated Statement of Operations and Comprehensive Loss:
Net sales	$4,131,896	$(278,919)	$3,852,977
Cost of sales	(3,849,743)	279,016	(3,570,727)
Gross profit	282,153	97	282,250
Income from operations	26,448	97	26,545
Loss before income taxes	(3,494)	97	(3,397)
Income tax expense	(750)	(25)	(775)
Net loss	(4,244)	72	(4,172)
Net loss attributable to Diplomat Pharmacy, Inc.	(4,244)	72	(4,172)
Total comprehensive loss	(4,288)	72	(4,216)

Condensed Consolidated Statement of Cash Flows:
Net loss	$(4,244)	$72	$(4,172)
Accounts receivable (change)	(31,090)	(7,590)	(38,680)
Inventories (change)	36,717	7,323	44,040
Other assets and liabilities (change)	8,469	195	8,664

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

Accounting Standards Issued But Not Yet Adopted

Leases

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“Topic 842”), requiring lessees to recognize a right-of-use asset and a lease liability for all leases (with the exception of short-term leases) at lease commencement date. Topic 842 is effective for annual periods beginning on or after December 15, 2018, including interim periods within those annual periods. Early adoption is permitted. The Company is substantially complete with the inventorying of its lease population and is continuing to evaluate the impact that adopting Topic 842 will have on its consolidated financial statements and/or notes thereto. The Company plans to adopt Topic 842 using the modified retrospective transition method, which means that comparative financial information will not be restated and will continue to be reported under the accounting standards in effect for those periods.

4.              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported therein. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be based upon amounts that differ from these estimates.

Receivables, net

Receivables, net consisted of the following:

	September 30,	December 31,
	2018	2017
Trade receivables, net of allowances of $(23,039) and $(22,050), respectively	$322,072	$317,004
Rebate receivables	30,768	12,847
Other receivables	5,318	2,240
	$358,158	$332,091

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

Revenue

The following table disaggregates the Company’s net sales by major source:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Oncology (Specialty)	$701,205	$648,700	$2,094,394	$1,895,611
Specialty Infusion (Specialty)	178,890	158,467	525,857	443,338
Immunology (Specialty)	135,397	139,670	413,948	420,126
Other (Specialty)	196,806	178,120	564,824	571,086
PBM	169,933	—	550,148	—
Inter-segment eliminations	(8,897)	—	(17,275)	—
	$1,373,334	$1,124,957	$4,131,896	$3,330,161

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

Net sales include (i) the portion of the price the client pays directly to the Company, net of any variable consideration including volume-related or other discounts paid back to the client, (ii) the price paid to the Company by client plan members for mail order prescriptions and the price paid to retail network pharmacies by client plan members for retail prescriptions and (iii) claims-based administrative fees. The Company records revenue net of manufacturer’s rebates which are earned by its clients based on their plan members’ utilization of brand-name formulary drugs. The Company estimates these rebates at period-end based on actual and estimate claims data and its estimates of manufacturers’ rebates earned by its clients. The Company adjusts against revenues its rebates payable to clients to the actual amounts paid when such adjustments become known. The Company also adjusts revenues for refunds owed to its clients resulting from pricing and performance guarantees against defined metrics.

Sales taxes are presented on a net basis (excluded from revenue and cost) for both segments.

5.              BUSINESS ACQUISITIONS

The Company accounts for its business acquisitions using the acquisition method as required by FASB Accounting Standards Codification (“ASC”) Topic 805, Business Combinations. The Company ascribes significant value to the synergies and other benefits that do not meet the recognition criteria of acquired identifiable intangible assets. Accordingly, the value of these components is included within goodwill. The Company’s business acquisitions described below, except for a portion of LDI (defined below), were treated as asset purchases for income tax purposes and the related goodwill resulting from these business acquisitions is deductible for income tax purposes. The results of operations for acquired businesses are included in the Company’s consolidated financial statements from their respective acquisition dates.

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

The Company incurred acquisition-related costs of $91 and $726 which were charged to “Selling, general and administrative expenses” during the three and nine months ended September 30, 2018, respectively.

The following table summarizes the preliminary fair values of identifiable assets acquired and liabilities assumed at the acquisition date:

Cash	$780
Receivables, net	40,673
Inventories	2,857
Prepaid expenses and other current assets	750
Property and equipment	1,930
Capitalized software for internal use	1,325
Definite-lived intangible assets	201,523
Other noncurrent assets	148
Accounts payable	(16,409)
Rebates payable	(23,121)
Accrued expenses — compensation and benefits	(2,329)
Accrued expenses — other	(1,948)
Deferred income taxes	(31,277)
Total identifiable net assets	174,902
Goodwill	424,343
$599,245

As of September 30, 2018, the Company was still in the process of finalizing its LDI valuation and, therefore, the purchase price allocation should be considered preliminary. The preliminary purchase price allocation may be subject to further refinement upon finalization of fair valuing acquisition-date working capital. The goodwill balance may be adjusted pending the completion of the valuation of the assets acquired and liabilities assumed as described above. To the extent that significant changes occur in the future, the Company will disclose such changes in the reporting period in which they occur.

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

Cash	$36,534
835,017 restricted common shares	12,753
$49,287

The above share consideration at closing is based on 835,017 shares, in accordance with the purchase agreement, multiplied by the per share closing market price of the Company’s common stock as of November 24, 2017 ($16.97) and multiplied by 90 percent to account for the restricted nature of the shares.

Approximately $9,005 of the purchase consideration was deposited into an escrow account to be held for 18 to 26 months after the closing date to satisfy any indemnification claims that may be made by the Company.

The Company incurred acquisition-related costs of $555 which were charged to “Selling, general and administrative expenses” during the nine months ended September 30, 2018.

The following table summarizes the preliminary fair values of identifiable assets acquired and liabilities assumed at the acquisition date:

Cash	$9,851
Accounts receivable	20,622
Inventories	200
Prepaid expenses and other current assets	650
Property and equipment	13,544
Capitalized software for internal use	1,800
Definite-lived intangible assets	6,720
Accounts payable	(14,968)
Rebates payable	(7,882)
Accrued expenses — compensation and benefits	(160)
Accrued expenses — other	(4,891)
Total identifiable net assets	25,486
Goodwill	23,801
$49,287

As of September 30, 2018, the Company was still in the process of finalizing its NPS valuation and, therefore, the purchase price allocation should be considered preliminary. The preliminary purchase price allocation may be subject to further refinement upon finalization of fair valuing acquisition-date working capital. The goodwill balance may be adjusted pending the completion of the valuation of the assets acquired and liabilities assumed as described above. To the extent that significant changes occur in the future, the Company will disclose such changes in the reporting period in which they occur.

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

The purchase price includes a contingent consideration arrangement that requires the Company to pay the former owners additional cash payouts of up to $1,500 per performance period based upon the achievement of certain gross profit targets in each of the 12-month periods ending September 30, 2018 and 2019. The maximum additional cash payout is $3,000. The fair value of this liability as of September 30, 2018 and December 31, 2017 was $2,900 and $2,600, respectively.

Approximately $1,200 of the purchase consideration was deposited into an escrow account to be held for 12 months after the closing date to satisfy any of the Company’s indemnification claims.

The Company incurred acquisition-related costs of $234 which were charged to “Selling, general and administrative expenses” during the three and nine months ended September 30, 2017.

The following table summarizes the fair values of identifiable assets acquired and liabilities assumed at the acquisition date:

Cash	$1,809
Accounts receivable	5,123
Inventories	261
Definite-lived intangible assets	7,100
Other noncurrent assets	22
Accounts payable	(5,122)
Accrued expenses — compensation and benefits	(156)
Total identifiable net assets	9,037
Goodwill	15,938
$24,975

Definite-lived intangible assets that were acquired and their respective useful lives are as follows:

	Useful Life	Amount
Patient relationships	7 years	$3,700
Non-compete employment agreements	3 years	2,200
Trade names and trademarks	3 years	1,200
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

The purchase price includes a contingent consideration arrangement that requires the Company to pay the former owners additional cash payouts of up to $3,600 per performance period based upon the achievement of certain gross profit targets in each of the 12-month periods ending July 31, 2018 and 2019. The maximum additional cash payout is $7,200. The fair value of this liability as of September 30, 2018 and December 31, 2017 was $3,115 and $1,600,

respectively. Based upon Accurate’s actual results for the 12-month period ended July 31, 2018, the Company expects to pay $1,800 in cash to Accurate’s former owners during the fourth quarter of 2018.

Approximately $1,000 of the purchase consideration was deposited into an escrow account to be held for 15 months after the closing date to satisfy any of the Company’s indemnification claims. The full amount was released to the sellers from escrow in October 2018.

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
$14,413

The purchase price includes a contingent consideration arrangement that requires the Company to pay the former owners additional cash payouts of up to $2,000 per performance period based upon the achievement of certain gross profit targets in each of the 12-month periods ending March 31, 2018, 2019 and 2020. The maximum payout of contingent consideration is $6,000. The fair value of this liability as of September 30, 2018 and December 31, 2017 was $3,235 and $4,300, respectively. Based upon Comfort’s actual results for the 12-month period ended March 31, 2018, the Company paid $2,000 in cash to Comfort’s former owners in July 2018.

Approximately $1,050 of the purchase consideration was deposited into an escrow account to be held for 18 months after the closing date to satisfy any of the Company’s indemnification claims. The full amount was released to the sellers from escrow in September 2018.

The Company incurred acquisition-related costs of $11 and $232 which were charged to “Selling, general and administrative expenses” during the three and nine months ended September 30, 2017, respectively.

The following table summarizes the fair values of identifiable assets acquired and liabilities assumed at the acquisition date:

Cash	$104
Accounts receivable	575
Inventories	118
Prepaid expenses and other current assets	15
Definite-lived intangible assets	2,400
Other noncurrent assets	5
Accounts payable	(372)
Accrued expenses — other	(101)
Total identifiable net assets	2,744
Goodwill	11,669
$14,413

Definite-lived intangible assets that were acquired and their respective useful lives are as follows:

	Useful Life	Amount
Patient relationships	7 years	$1,200
Non-compete employment agreements	5 years	1,200
		$2,400

Affinity Biotech, Inc.

On February 1, 2017, the Company acquired Affinity Biotech, Inc. (“Affinity”), a specialty pharmacy and infusion services company based in Houston, Texas that provides treatments and nursing services for patients with hemophilia. The following table summarizes the consideration transferred to acquire Affinity:

Cash	$17,228
Contingent consideration at fair value	35
$17,263

The purchase price includes a contingent consideration arrangement that requires the Company to pay the former owners an additional cash payout based upon the achievement of a certain earnings before interest, taxes, depreciation and amortization target in the 12-month period ending February 28, 2018. The maximum payout of contingent consideration was $4,000. The fair value of this liability as of December 31, 2017 was $2,600. Based upon Affinity’s actual results for the 12-month period ended February 28, 2018, the Company paid $2,269 in cash to Affinity’s former owners in June 2018.

Approximately $2,000 of the purchase consideration was deposited into an escrow account to be held for 18 months after the closing date to satisfy any of the Company’s indemnification claims. Approximately $1,851 and $149 was released from escrow to the sellers and the Company, respectively, in August 2018.

The Company incurred acquisition-related costs of $204 which were charged to “Selling, general and administrative expenses” during the nine months ended September 30, 2017.

The following table summarizes the fair values of identifiable assets acquired and liabilities assumed at the acquisition date:

Cash	$1,043
Accounts receivable	3,433
Inventories	79
Prepaid expenses and other current assets	74
Definite-lived intangible assets	5,100
Other noncurrent assets	5
Accounts payable	(1,075)
Accrued expenses — compensation and benefits	(144)
Accrued expenses — other	(25)
Total identifiable net assets	8,490
Goodwill	8,773
$17,263

Definite-lived intangible assets that were acquired and their respective useful lives are as follows:

	Useful Life	Amount
Patient relationships	7 years	$4,000
Non-compete employment agreements	5 years	1,100
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

	Three Months Ended	Nine Months Ended
	September 30, 2017	September 30, 2017
Net sales	$1,242,227	$3,704,486
Net (loss) income attributable to Diplomat Pharmacy, Inc.	$(3,640)	$3,037
Net (loss) income per common share — basic & diluted	$(0.05)	$0.04

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

The following table presents the placement in the fair value hierarchy of assets and liabilities that are measured and disclosed at fair value on a recurring basis:

	Asset /			Valuation
	(Liability)	Level 2	Level 3	Technique
September 30, 2018:
Contingent consideration	$(9,250)	$—	$(9,250)	C
Interest rate swaps (Note 9)	(59)	(59)	—	A

December 31, 2017:
Contingent consideration	$(12,100)	$—	$(12,100)	C

The following table sets forth a roll forward of the Level 3 measurements:

Contingent Consideration
Balance at January 1, 2018	$(12,100)
Changes in fair values	(2,419)
Payments	5,269
Balance at September 30, 2018	$(9,250)

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

7.              GOODWILL AND DEFINITE-LIVED INTANGIBLE ASSETS

The following table sets forth a roll forward of goodwill for the nine months ended September 30, 2018:

Balance at January 1, 2018	$832,624
Various purchase accounting adjustments	1,956
Balance at September 30, 2018	$834,580

Goodwill by reporting segment is as follows:

	September 30,	December 31,
	2018	2017
PBM	$448,144	$446,740
Specialty	386,436	385,884
	$834,580	$832,624

Definite-lived intangible assets consist of the following:

	September 30, 2018			December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$196,073	$(17,602)	$178,471	$196,073	$(1,141)	$194,932
Patient relationships	170,100	(63,448)	106,652	170,100	(49,643)	120,457
Non-compete employment agreements	61,389	(40,603)	20,786	61,389	(30,560)	30,829
Trade names and trademarks	44,020	(22,145)	21,875	44,020	(13,624)	30,396
Physician relationships	21,700	(8,833)	12,867	21,700	(6,303)	15,397
	$493,282	$(152,631)	$340,651	$493,282	$(101,271)	$392,011

The Company recorded amortization expense of $17,190 and $10,379 for the three months ended September 30, 2018 and 2017, respectively, and $51,360 and $30,371 for the nine months ended September 30, 2018 and 2017, respectively.

8.              DEBT

The Company had $467,375 and $550,000 in outstanding term loans as of September 30, 2018 and December 31, 2017, respectively. Unamortized debt issuance costs of $15,323 and $17,402 as of September 30, 2018 and December 31, 2017, respectively, are presented in the condensed consolidated balance sheets as direct deductions from the outstanding debt balances. The Company also had $178,250 and $188,250 outstanding on its line of credit as of September 30, 2018 and December 31, 2017, respectively. The Company had $71,750 and $61,750 available to borrow on its line of credit at September 30, 2018 and December 31, 2017, respectively.

The interest rates the Company pays under its credit facility are primarily a function of a defined margin above LIBOR. The Company’s Term Loan A and Term Loan B interest rates were 4.50 percent and 6.75 percent, respectively, at September 30, 2018 and 4.04 percent and 6.04 percent, respectively, at December 31, 2017. The Company’s line of credit interest rate was 4.59 percent and 4.04 percent at September 30, 2018 and December 31, 2017, respectively. The Company is charged a monthly unused commitment fee ranging from 0.3 percent to 0.4 percent on the average unused daily balance on its $250,000 line of credit.

The Company’s credit facility contains certain financial and non-financial covenants. The Company was in compliance with all such covenants as of September 30, 2018 and December 31, 2017.

9.              INTEREST RATE SWAPS

The Company entered into two interest rate swap agreements during the second quarter of 2018 to fix its interest rate payments from April 30, 2019 through March 31, 2022 on $150,000 principal balance on each of Term Loan A and Term Loan B ($300,000 principal balance in total). These cash flow derivatives are designated as hedging instruments under FASB ASC Subtopic 815-20. The Company recognized other comprehensive income (loss) of $918 ($1,228 income, net of $310 in taxes) and $(44) ($59 loss, net of $15 in taxes) during the three and nine months ended September 30, 2018, respectively. There was no impact to the condensed consolidated statements of operations. The $59 interest rate swap agreement liability is contained in “Other” noncurrent liabilities as of September 30, 2018.

The Company does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated as hedging instruments under the accounting requirements for derivatives and hedging.

10.       SHARE-BASED COMPENSATION

Stock Options

A summary of the Company’s stock option activity as of and for the nine months ended September 30, 2018 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Options	Price	Life	Value
			(Years)
Outstanding at January 1, 2018	6,108,292	$18.62	8.5	$25,777
Granted	411,486	21.39
Exercised	(371,819)	10.76
Cancelled/expired	(802,115)	22.04
Outstanding at September 30, 2018	5,345,844	$18.89	8.0	$17,380

Exercisable at September 30, 2018	1,716,553	$19.63	6.6	$8,771

The Company recorded share-based compensation expense associated with stock options of $2,073 and $1,467 for the three months ended September 30, 2018 and 2017, respectively, and $6,225 and $4,983 for the nine months ended September 30, 2018 and 2017, respectively.

The Company granted service-based awards of 330,135 options under its 2014 Omnibus Incentive Plan (the “2014 Plan”) and a make-whole inducement award of 81,351 options to purchase common stock to key employees during the nine months ended September 30, 2018, of which 306,486 and 105,000 options become exercisable in installments of 33.3 percent and 25 percent, respectively, per year, beginning on the first anniversary of the grant date. These options have a maximum term of ten years.

The 411,486 options to purchase common stock that were granted during the nine months ended September 30, 2018 have a weighted average grant date fair value of $8.75 per option. The grant date fair values of these stock option awards were estimated using the Black-Scholes-Merton option pricing model using the assumptions set forth in the following table:

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

Restricted Stock Units (“RSU” or “RSUs”)

A summary of the Company’s RSU activity as of and for the nine months ended September 30, 2018 is as follows:

		Weighted
		Average
	Number	Grant Date
	of RSUs	Fair Value
Outstanding at January 1, 2018	66,639	$14.65
Granted	3,463,566	23.14
Vested and issued	(183,263)	23.46
Cancelled/expired	(67,792)	20.28
Outstanding at September 30, 2018	3,279,150	$23.01

The Company granted service-based awards of 1,037,581 RSUs to key employees under its 2014 Plan during the nine months ended September 30, 2018. The Company also granted a sign-on inducement award of 124,875 RSUs and a make-whole inducement award of 33,716 RSUs to a key employee during the second quarter of 2018. The value of an RSU is determined by the market value of the Company’s common stock at the date of grant. This value is recorded as compensation expense on a straight-line basis over the vesting period, which ranges from immediate vesting to three years from grant date.

The Company granted performance-based awards of 139,512 RSUs to key employees under its 2014 Plan during the first quarter of 2018, which will be earned or forfeited based upon the Company’s performance relative to a specified adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) goal for the year ending December 31, 2018. The earned RSUs, if any, will vest in three equal installments, with the first installment vesting upon the earlier of the date that the Company files its 2018 Annual Report on Form 10-K or Audit Committee confirmation of the satisfaction of the applicable performance goals, with the remaining installments vesting annually thereafter. The Company is accounting for these performance-based RSUs under the current presumption that 50 percent will be earned and 50 percent will be forfeited.

The Company granted performance-based awards of 629,372 RSUs as a make-whole inducement award to a key employee during the second quarter of 2018, which will be earned or forfeited based upon the Company’s performance relative to specified Adjusted EBITDA and revenue goals for the year ending December 31, 2018. The earned RSUs, if any, will vest in three equal installments, with the first installment vesting upon the earlier of the date that the Company files its 2018 Annual Report on Form 10-K or Audit Committee confirmation of the satisfaction of the applicable performance goals, with the remaining installments vesting annually thereafter. The Company is accounting for these performance-based RSUs under the current presumption that 25 percent will be earned and 75 percent will be forfeited.

The Company granted an additional performance-based award of 1,498,500 RSUs as a sign-on inducement award to a key employee during the second quarter of 2018, which will be earned or forfeited based upon the Company’s performance relative to specified cumulative Adjusted EBITDA and revenue goals for the years ending December 31, 2018 and 2019. The earned RSUs, if any, will vest in three equal installments, with the first installment vesting upon the earlier of the date that the Company files its 2019 Annual Report on Form 10-K or Audit Committee confirmation of the satisfaction of the applicable performance goals, with the remaining installments vesting annually thereafter, provided that the vesting of a portion of this award may be accelerated at the discretion of the Board of Directors of the Company or its Compensation Committee following completion of the Company’s 2018 audit. The Company is accounting for these performance-based RSUs under the current presumption that 25 percent will be earned and 75 percent will be forfeited.

The Company recorded share-based compensation expense associated with RSUs of $3,438 and $83 for the three months ended September 30, 2018 and 2017, respectively, and $9,131 and $188 for the nine months ended September 30, 2018 and 2017, respectively.

Restricted Stock Awards (“RSA” or RSAs”)

A summary of the Company’s RSA activity as of and for the nine months ended September 30, 2018 is as follows:

	Number	Weighted
	of Shares	Average
	Subject to	Grant Date
	Restriction	Fair Value
Nonvested at January 1, 2018	34,291	$17.45
Granted	21,924	23.26
Vested	(31,732)	17.68
Nonvested at September 30, 2018	24,483	$22.36

Under the 2014 Plan, the Company issued RSAs to non-employee directors. The value of a RSA is determined by the market value of the Company’s common stock at the date of grant. The value of a RSA is recorded as share-based compensation expense on a straight-line basis over the vesting period, which is typically one year.

The Company recorded share-based compensation expense associated with RSAs of $138 for each of the three-month periods ended September 30, 2018 and 2017 and $415 and $316 for the nine months ended September 30, 2018 and 2017, respectively.

11.       INCOME TAXES

A reconciliation of income taxes computed at the U.S. federal statutory tax rate to income tax expense is as follows:

	Nine Months Ended September 30,
	2018	2017
Income tax benefit (expense) at U.S. statutory rate	$734	$(3,422)
Tax effect from:
Non-deductible employee compensation in excess of $1,000	(975)	—
State income taxes, net of federal benefit	(755)	(445)
Share-based compensation	456	3,071
Other	(210)	(305)
Income tax expense	$(750)	$(1,101)

12.       CONTINGENCIES

On November 10, 2016, a putative class action complaint was filed in the U.S. District Court for the Eastern District of Michigan against Diplomat Pharmacy, Inc. and certain officers of the Company. Following the appointment of lead plaintiffs and lead counsel, an amended complaint was filed on April 11, 2017. The amended complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 in connection with public filings made between February 29, 2016 and November 2, 2016 (the “potential class period”). The plaintiff seeks to represent a class of shareholders who purchased stock in the potential class period. The complaint seeks unspecified monetary damages and other relief. The Company filed a motion to dismiss the amended complaint on May 24, 2017. The court issued orders denying the Company’s motion to dismiss on January 19, 2018 and the Company’s motion for reconsideration of its motion to dismiss on August 9, 2018. The Company believes the complaint and allegations to be without merit and intends to vigorously defend itself against the action. The Company is unable at this time to determine whether the outcome of the litigation would have a material impact on its results of operations, financial condition or cash flows.

On February 10, 2017, the Company’s Board of Directors (the “Board”) received a demand letter from a purported shareholder containing allegations similar to those contained in the putative class action complaint described above. The letter demanded that the Board take action to remedy the alleged violations. In response, the Board established a Special Independent Committee of its disinterested and independent members to investigate the claims. Subsequently, on June 2, 2017, the shareholder filed a putative shareholder’s derivative lawsuit in the Michigan Circuit Court for the County of Genesee regarding the same matters alleged in the demand letter. The complaint names the Company as a nominal defendant and names a number of the Company’s current and former officers and directors as defendants. The complaint seeks unspecified monetary damages and other relief. In connection with the ongoing Special Independent Committee investigation, on July 20, 2017, by agreement between the Company and the shareholder, the court ordered a stay of legal proceedings for 90 days, after which time by further agreements of the Company and the shareholder, the court extended the stay until August 1, 2018. The defendants’ deadline to answer or otherwise plead is November 21, 2018. The Company is unable at this time to determine whether the outcome of the litigation would have a material impact on its results of operations, financial condition or cash flows.

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

13.       INCOME (LOSS) PER COMMON SHARE

The following table sets forth the computation of basic and diluted income (loss) per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Numerator:
Net income (loss) attributable to Diplomat Pharmacy, Inc.	$169	$1,016	$(4,244)	$8,974

Denominator:
Weighted average common shares outstanding, basic	74,386,386	68,371,429	74,181,869	67,600,920
Weighted average dilutive effect of stock options, RSAs and RSUs	355,125	398,189	—	658,496
Weighted average common shares outstanding, diluted	74,741,511	68,769,618	74,181,869	68,259,416

Net income (loss) per common share:
Basic	$0.00	$0.01	$(0.06)	$0.13
Diluted	$0.00	$0.01	$(0.06)	$0.13

Service-based and earned performance-based stock options to purchase a weighted average of 3,907,277 and 3,719,999 common shares for the three months ended September 30, 2018 and 2017, respectively, and 3,367,065 common shares for the nine months ended September 30, 2017 were excluded from the computation of diluted weighted average common shares outstanding as inclusion of such options would be anti-dilutive. Performance-based stock options to purchase up to a weighted average of 574,138 and 1,060,759 common shares for the three months ended September 30, 2018 and 2017, respectively, and 689,311 common shares for the nine months ended September 30, 2017 were excluded from the computation of diluted weighted average common shares outstanding as all performance conditions were not satisfied as of the end of the respective periods. Weighted average service-based RSUs of 285,386 common shares for the three months ended September 30, 2018 and 28,829 common shares for the nine months ended September 30, 2017 were excluded from the computation of diluted weighted average common shares outstanding as inclusion of such RSUs would be anti-dilutive. Weighted average performance-based RSUs of 2,267,384 common shares were excluded from the computation of diluted weighted average common shares outstanding for the three months ended September 30, 2018 as all performance conditions were not satisfied as of September 30, 2018. Weighted average RSAs of 21,924 and 28,250 common shares for the three months ended September 30, 2018 and 2017, respectively, and 13,383 common shares for the nine months ended September 30, 2017 were excluded from the computation of diluted weighted average common shares outstanding as inclusion of such shares would be anti-dilutive.

The Company recognized a net loss for the nine months ended September 30, 2018. As a result, the diluted loss per share is the same as the basic loss per share as any potentially dilutive securities would reduce the loss per share. In the absence of a net loss, the weighted average dilutive effect of stock options, RSAs and RSUs would have been 383,742 for the nine months ended September 30, 2018. Service-based and earned performance-based stock options to purchase a weighted average of 3,983,767 common shares would have been excluded from the computation of diluted weighted average common shares outstanding for the nine months ended September 30, 2018 as inclusion of such options would be anti-dilutive. Performance-based stock options to purchase up to a weighted average of 574,138 common shares would have been excluded from the computation of diluted weighted average common shares outstanding for the nine months ended September 30, 2018 as all performance conditions were not satisfied as of September 30, 2018. Weighted average service-based RSUs of 367,970 common shares would have been excluded from the computation of diluted weighted average common shares outstanding for the nine months ended September 30, 2018 as inclusion of such RSUs would be anti-dilutive. Weighted average performance-based RSUs of 1,015,331 common shares would have been excluded from the computation of diluted weighted average common shares outstanding for the nine months ended September 30, 2018 as all performance conditions were not satisfied as of September 30, 2018. Weighted average RSAs of 9,717 common shares were excluded from the computation of diluted weighted average common shares outstanding for the nine months ended September 30, 2018 as inclusion of such shares would be anti-dilutive.

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

	Three Months Ended September 30,
	Net Sales		Cost of Sales		Gross Profit
	2018	2017	2018	2017	2018	2017
Specialty	$1,212,298	$1,124,957	$(1,145,288)	$(1,059,867)	$67,010	$65,090
PBM	169,933	—	(143,585)	—	26,348	—
Inter-segment eliminations	(8,897)	—	8,897	—	—	—
	$1,373,334	$1,124,957	$(1,279,976)	$(1,059,867)	$93,358	$65,090

	Nine Months Ended September 30,
	Net Sales		Cost of Sales		Gross Profit
	2018	2017	2018	2017	2018	2017
Specialty	$3,599,023	$3,330,161	$(3,386,653)	$(3,128,595)	$212,370	$201,566
PBM	550,148	—	(480,365)	—	69,783	—
Inter-segment eliminations	(17,275)	—	17,275	—	—	—
	$4,131,896	$3,330,161	$(3,849,743)	$(3,128,595)	$282,153	$201,566

Total assets by segment are as follows:

	September 30,	December 31,
	2018	2017
Specialty	$1,071,694	$1,190,188
PBM	728,967	750,235
	$1,800,661	$1,940,423

15.       SUBSEQUENT EVENT

On October 18, 2018, the Company signed a definitive agreement with an outside third party to enter into a sale-leaseback of real estate that the Company acquired through its NPS acquisition. The transaction is expected to occur in December 2018. Upon completion of this transaction, the Company will receive net cash proceeds of approximately $13,400, for which it will recognize a deferred gain of approximately $5,800 in accordance with FASB ASC Topic 840, Leases.

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

Overview

Diplomat Pharmacy, Inc. (the “Company,” “Diplomat,” “our,” “us,” or “we”) is the largest independent provider of specialty pharmacy services in the United States of America (“U.S.”). We are focused on improving the lives of patients with complex chronic diseases while also delivering unique solutions for manufacturers, hospitals, payers and providers. Our patient-centric approach positions us at the center of the healthcare continuum for treatment of complex chronic diseases. We offer a broad range of innovative solutions to address the dispensing, delivery, dosing and reimbursement of clinically intensive, high-cost specialty drugs (many of which can cost more than $100,000 per patient, per year) and a wide range of applications and pharmacy benefit management (“PBM”) services designed to help our customers reduce the cost and manage the complexity of their prescription drug programs. We have expertise across a broad range of high-growth specialty therapeutic categories, including oncology, specialty infusion therapy, immunology, hepatitis, multiple sclerosis and many other serious or long-term conditions. We dispense to patients in all U.S. states and territories through our advanced distribution centers and manage centralized clinical call centers to deliver localized services on a national scale. Diplomat opened its doors in 1975 as a neighborhood pharmacy with one essential tenet: “Take good care of patients and the rest falls into place.” Today, that tradition continues—always focused on improving patient care and clinical adherence.

Our revenue is derived from: (i) customized care management programs we deliver to our patients, including the dispensing of their specialty medications and (ii) PBM services that we provide to our customers. Because the therapeutic disease states primarily addressed by our specialty pharmacy services generally require multiyear or lifelong therapy, our focus on complex chronic diseases helps drive recurring revenue and sustainable growth. Our revenue growth is primarily driven by manufacturer price inflation, new drugs coming to market, new indications for existing drugs, volume growth with current clients, and the addition of new clients.

Our recent and historical revenue growth in our Specialty segment has largely been driven by our position as a leader in the oncology, specialty infusion and immunology therapeutic categories. We generated approximately 84 percent of our Specialty segment revenue in these categories during each of the three-month periods ended September 30, 2018 and 2017, and approximately 84 percent and 83 percent during the nine months ended September 30, 2018 and 2017, respectively.

We expect our revenue growth to continue to be driven by a highly visible and recurring base of prescription volume and revenues, favorable demographic trends, advanced clinical developments, expanding drug pipelines, earlier detection of chronic diseases, improved access to medical care, mix shift toward higher-cost specialty drugs and manufacturer price increases. In addition, we believe our expanding breadth of services, our growing penetration with new customers and our access to limited-distribution drugs will help us achieve sustainable revenue growth in the future. Further, we believe that limited distribution has become the delivery system of choice for many specialty drug manufacturers because it is conducive to smaller patient populations, facilitates high patient engagement, clinical expertise and elevated focus on service, and because it allows for real-time patient-specific (albeit de-identified) data. Accordingly, we believe our current portfolio of more than 100 limited-distribution drugs, all of which are commercially available, is important to our revenue growth. For our PBM services, we expect our revenue to be propelled by continuing growth in specialty drug spend, a shift in the marketplace of drug coverage from a medical benefit to a pharmacy benefit and rising drug prices.

We also provide specialty pharmacy support services to hospitals and health systems. Through many of these partners, we earn revenue by providing clinical and administrative support services on a fee-for-service basis to help them dispense specialty medications.

Reclassifications

During the second quarter of 2018, we changed our accounting policy to reclassify shipping and handling costs incurred at our dispensing pharmacies from “Selling, general and administrative expenses” (“SG&A”) to “Cost of sales” in our condensed consolidated statements of operations. The amounts reclassified for the three and nine months ended September 30, 2017 were $15,408 and $39,794, respectively, due to this accounting policy change. For comparability purposes, shipping and handling costs incurred at our dispensing pharmacies for the three and nine months ended September 30, 2018 were $15,713 and $46,979, respectively.

We have historically classified the cost of our nursing support services within SG&A as these amounts were not considered significant in relation to total cost of sales. During the second quarter of 2018, we reclassified these nursing support service costs from SG&A to cost of sales. The amounts reclassified for the three and nine months ended September 30, 2017 were $4,805 and $13,826, respectively. For comparability purposes, nursing support service costs for the three and nine months ended September 30, 2018 were $6,370 and $17,736, respectively.

These reclassifications had no impact on “Income from operations” for any of the periods presented.

Key Performance Metrics

We regularly review a number of metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Specialty
Prescriptions dispensed	230,000	222,000	689,000	661,000
Net sales per prescription dispensed	$5,256	$5,050	$5,206	$5,022
Gross profit per prescription dispensed	$287	$289	$303	$302

PBM
Prescriptions filled (adjusted to a 30-day equivalent)(1)	1,931,000	—	6,235,000	—
Gross profit per prescription filled	$14	$—	$11	$—

(1)         A 90-day prescription is counted as three 30-day prescriptions filled

Prescription Data (rounded to the nearest thousand)

Specialty prescriptions dispensed represent prescriptions filled and dispensed by Diplomat to patients, or in rare cases, to physicians. Our volume for both the three- and nine-month periods ended September 30, 2018 increased by 4 percent from prior year periods. These volume increases were due to access to drugs that were new in the past year and growth through physician and payer relationships. Prescriptions filled (adjusted to a 30-day equivalent) by our PBM were approximately 1,931,000 and 6,235,000 for the three and nine months ended September 30, 2018, respectively.

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

Components of Results of Operations

Net Sales

Our Specialty segment recognizes revenue for a dispensed prescription drug at time of delivery (when control transfers) and at prescription adjudication (which approximates the fill date) for patient pick up at open door or retail pharmacy locations. We can earn revenue from multiple sources for any one claim, including the primary insurance plan, the secondary insurance plan, the tertiary insurance plan, the patient co-pay and patient assistance programs. Our Specialty segment’s net sales also include revenue from pharmaceutical manufacturers and other outside companies for data reporting or additional services rendered for dispensed prescriptions. Service revenue is primarily derived from fees earned by us from hospital pharmacies for patient support that is provided by us to those non-Diplomat pharmacies to dispense specialty drugs to patients. The hospital pharmacies dispense the drug and pay us a service fee for clinically and administratively servicing their patients.

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

Results of Operations

Three Months Ended September 30, 2018 versus Three Months Ended September 30, 2017

Consolidated Results

The following table provides statements of operations data for each of the periods presented:

	Three Months Ended September 30,
	2018	2017
Net sales	$1,373,334	$1,124,957
Cost of sales	(1,279,976)	(1,059,867)
Gross profit	93,358	65,090
SG&A	(83,419)	(62,782)
Income from operations	9,939	2,308
Other (expense) income:
Interest expense	(10,179)	(2,054)
Impairment of non-consolidated entities	(286)	—
Other	574	45
Total other expense	(9,891)	(2,009)
Income before income taxes	48	299
Income tax benefit	121	662
Net income	169	961
Less net loss attributable to noncontrolling interest	—	(55)
Net income attributable to Diplomat Pharmacy, Inc.	$169	$1,016

Net Sales

Net sales for the three months ended September 30, 2018 were $1,373,334, a $248,377 or 22 percent increase, compared to $1,124,957 for the three months ended September 30, 2017. This increase was primarily the result of approximately $180,000 of net sales from our recent acquisitions and approximately $62,000 from the impact of manufacturer price increases. These increases were partially offset by a decrease in hepatitis C business versus the prior year period and reimbursement compression.

Cost of Sales

Cost of sales for the three months ended September 30, 2018 was $1,279,976, a $220,109 or 21 percent increase, compared to $1,059,867 for the three months ended September 30, 2017. This increase was primarily the result of the same factors that drove the increase in our net sales over the same time period. Cost of sales was 93.2 percent and 94.2 percent of net sales for the three months ended September 30, 2018 and 2017, respectively. The increase in gross margin from 5.8 percent to 6.8 percent for the three months ended September 30, 2017 and 2018, respectively, was primarily due to the impact of our recent acquisitions, partially offset by reimbursement compression.

SG&A

SG&A for the three months ended September 30, 2018 were $83,419, a $20,637 increase, compared to $62,782 for the three months ended September 30, 2017. Employee cost increased by $10,968, inclusive of a $3,960 increase in share-based compensation expense. Amortization expense from definite-lived intangible assets, inclusive of capitalized software, associated with our acquired entities increased $7,006. The remaining increase was in other SG&A to support our business including rent, travel, consulting and professional fees, and other miscellaneous expenses. These increases were partially offset by a $2,439 decrease in acquisition-related expenses. As a percent of net sales, SG&A accounted for 6.1 percent and 5.6 percent for the three months ended September 30, 2018 and 2017, respectively.

Other Expense

Our other expense was $9,891 and $2,009 for the three months ended September 30, 2018 and 2017, respectively, and is primarily comprised of interest expense. The $8,125 increase in interest expense was due to significantly higher average borrowings in the third quarter of 2018 resulting from the funding of recent acquisitions.

Income Tax Benefit

Income tax benefit for the three months ended September 30, 2018 and 2017 was $121 and $662, respectively. The income tax benefit recognized during the third quarter of 2017 was primarily due to the recognition of excess tax benefits as a result of share-based compensation activities (stock option exercises, net of stock option cancellations/expirations) that occurred during the quarter.

Segment Results

Net sales, cost of sales and gross profit information by segment are as follows:

	Three Months Ended September 30,
	Net Sales		Cost of Sales		Gross Profit
	2018	2017	2018	2017	2018	2017
Specialty	$1,212,298	$1,124,957	$(1,145,288)	$(1,059,867)	$67,010	$65,090
PBM	169,933	—	(143,585)	—	26,348	—
Inter-segment eliminations	(8,897)	—	8,897	—	—	—
	$1,373,334	$1,124,957	$(1,279,976)	$(1,059,867)	$93,358	$65,090

Net Sales — Specialty

Net sales for the three months ended September 30, 2018 were $1,212,298, a $87,341 or 8 percent increase, compared to $1,124,957 for the three months ended September 30, 2017. This increase was primarily the result of approximately $62,000 from the impact of manufacturer price increases and approximately $10,000 from our recent acquisitions. These increases were partially offset by a decrease in hepatitis C business versus the prior year period and reimbursement compression.

Cost of Sales — Specialty

Cost of sales for the three months ended September 30, 2018 was $1,145,288, a $85,421 or 8 percent increase, compared to $1,059,867 for the three months ended September 30, 2017. This increase was primarily the result of the same factors that drove the increase in the Specialty segment’s net sales over the same time period. Cost of sales was 94.5 and 94.2 percent of net sales for the three months ended September 30, 2018 and 2017, respectively.

Net Sales & Cost of Sales — PBM

Net sales and cost of sales for the three months ended September 30, 2018 were $169,933 and $143,585, respectively, resulting in a gross profit of $26,348 and a gross margin of 15.5 percent.

Nine Months Ended September 30, 2018 versus Nine Months Ended September 30, 2017

Consolidated Results

The following table provides statements of operations data for each of the periods presented:

	Nine Months Ended September 30,
	2018	2017
Net sales	$4,131,896	$3,330,161
Cost of sales	(3,849,743)	(3,128,595)
Gross profit	282,153	201,566
SG&A	(255,705)	(185,867)
Income from operations	26,448	15,699
Other (expense) income:
Interest expense	(30,998)	(6,034)
Impairment of non-consolidated entities	(329)	—
Other	1,385	111
Total other expense	(29,942)	(5,923)
(Loss) income before income taxes	(3,494)	9,776
Income tax expense	(750)	(1,101)
Net (loss) income	(4,244)	8,675
Less net loss attributable to noncontrolling interest	—	(299)
Net (loss) income attributable to Diplomat Pharmacy, Inc.	$(4,244)	$8,974

Net Sales

Net sales for the nine months ended September 30, 2018 were $4,131,896, a $801,735 or 24 percent increase, compared to $3,330,161 for the nine months ended September 30, 2017. This increase was primarily the result of approximately $621,000 of net sales from our recent acquisitions and approximately $237,000 from the impact of manufacturer price increases. These increases were partially offset by a decrease in hepatitis C business versus the prior year period, reimbursement compression and drug mix.

Cost of Sales

Cost of sales for the nine months ended September 30, 2018 was $3,849,743, a $721,148 or 23 percent increase, compared to $3,128,595 for the nine months ended September 30, 2017. This increase was primarily the result of the same factors that drove the increase in our net sales over the same time period. Cost of sales was 93.2 percent and 93.9 percent of net sales for the nine months ended September 30, 2018 and 2017, respectively. The increase in gross margin from 6.1 percent to 6.8 percent for the nine months ended September 30, 2017 and 2018, respectively, was primarily due to the impact of our recent acquisitions.

SG&A

SG&A for the nine months ended September 30, 2018 were $255,705, a $69,838 increase, compared to $185,867 for the nine months ended September 30, 2017. Employee cost increased by $35,813, inclusive of a $10,284 increase in share-based compensation expense. Amortization expense from definite-lived intangible assets, inclusive of capitalized software, associated with our acquired entities increased $21,184. The remaining increase was in other SG&A to support our business including consulting and professional fees, rent, recruiting primarily related to our CEO search, travel and other miscellaneous expenses. As a percent of net sales, SG&A accounted for 6.2 percent and 5.6 percent for the nine months ended September 30, 2018 and 2017, respectively.

Other Expense

Other expense was $29,942 and $5,923 for the nine months ended September 30, 2018 and 2017, respectively, and is primarily comprised of interest expense. The $24,964 increase in interest expense was due to significantly higher average borrowings during 2018 resulting from the funding of recent acquisitions.

Income Tax Expense

Income tax expense for the nine months ended September 30, 2018 and 2017 was $750 and $1,101, respectively. The income tax expense recognized during the nine months ended September 30, 2018 was primarily due to the expected recognition of employee compensation in excess of $1,000 during 2018, which will not be deductible for income taxes, as well as state taxes. The income tax expense recognized during the nine months ended September 30, 2017 was reduced by $3,071 due to the recognition of excess tax benefits as a result of share-based compensation activities (stock option exercises, net of stock option cancellations/expirations) that occurred during the period.

Segment Results

Net sales, cost of sales and gross profit information by segment are as follows:

	Nine Months Ended September 30,
	Net Sales		Cost of Sales		Gross Profit
	2018	2017	2018	2017	2018	2017
Specialty	$3,599,023	$3,330,161	$(3,386,653)	$(3,128,595)	$212,370	$201,566
PBM	550,148	—	(480,365)	—	69,783	—
Inter-segment eliminations	(17,275)	—	17,275	—	—	—
	$4,131,896	$3,330,161	$(3,849,743)	$(3,128,595)	$282,153	$201,566

Net Sales — Specialty

Net sales for the nine months ended September 30, 2018 were $3,599,023, a $268,862 or 8 percent increase, compared to $3,330,161 for the nine months ended September 30, 2017. This increase was primarily the result of approximately $237,000 from the impact of manufacturer price increases and approximately $71,000 from our recent acquisitions. These increases were partially offset by a decrease in hepatitis C business versus the prior year period, reimbursement compression and drug mix.

Cost of Sales — Specialty

Cost of sales for the nine months ended September 30, 2018 was $3,386,653, a $258,058 or 8 percent increase, compared to $3,128,595 for the nine months ended September 30, 2017. This increase was primarily the result of the same factors that drove the increase in the Specialty segment’s net sales over the same time period. Cost of sales was 94.1 percent and 93.9 percent of net sales for the nine months ended September 30, 2018 and 2017, respectively.

Net Sales & Cost of Sales — PBM

Net sales and cost of sales for the nine months ended September 30, 2018 were $550,148 and $480,365, respectively, resulting in a gross profit of $69,783 and a gross margin of 12.7 percent.

Liquidity and Capital Resources

Our primary uses of cash include funding our ongoing working capital needs, business acquisitions, acquiring and maintaining internal use software and property and equipment, and debt service. Our primary source of liquidity for our working capital is cash flows generated from operations. At various times during the course of the year, we may be in an operating cash usage position, which may require us to use our short-term borrowings. We continuously monitor our working capital position and associated cash requirements and explore opportunities to more effectively manage our inventory and capital spending. As of September 30, 2018 and December 31, 2017, we had $8,214 and $84,251, respectively, of cash and cash equivalents. Our cash balances fluctuate based on working capital needs and the timing of sweeping available cash each day to pay down any outstanding balance on our line of credit, which was $178,250 and $188,250 at September 30, 2018 and December 31, 2017, respectively. Our available liquidity under our line of credit was $71,750 and $61,750 at September 30, 2018 and December 31, 2017, respectively.

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

The following table provides cash flow data for each of the periods presented:

	Nine Months Ended September 30,
	2018	2017
Net cash provided by operating activities	$33,207	$93,646
Net cash used in investing activities	(17,709)	(83,350)
Net cash (used in) provided by financing activities	(91,535)	8,903
Net (decrease) increase in cash and cash equivalents	$(76,037)	$19,199

Cash Flows from Operating Activities

Cash flows from operating activities consists of net income, adjusted for non-cash items, and changes in various working capital items, including accounts receivable, inventories, accounts payable and other assets/liabilities.

The $60,439 decrease in cash provided by operating activities for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 was due to a $78,849 change in net working capital flows and a $12,919 decrease in net income, partially offset by a $31,329 increase in non-cash adjustments to net income.

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

The $65,641 decrease in cash used in investing activities during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 was primarily related to a $75,507 decrease in cash used to acquire businesses, partially offset by a $9,950 increase in spending on capitalized software and property and equipment.

Cash Flows from Financing Activities

Our primary financing activities have consisted of debt borrowings and repayments, payment of debt issuance costs and proceeds from stock option exercises.

The $100,438 decrease in cash flow associated with financing activities during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 was primarily related to a $76,594 increase in payments on long-term debt and the nonrecurrence of a full draw down of our $25,000 deferred draw term loan during the first quarter of 2017.

Debt

We had $467,375 and $550,000 in outstanding term loans as of September 30, 2018 and December 31, 2017, respectively. We also had $178,250 and $188,250 outstanding on our line of credit as of September 30, 2018 and December 31, 2017, respectively. We had $71,750 and $61,750 available to borrow on our line of credit at September 30, 2018 and December 31, 2017, respectively.

The interest rates we pay under our credit facility are primarily a function of a defined margin above LIBOR. Our Term Loan A and Term Loan B interest rates were 4.50 percent and 6.75 percent, respectively, at September 30, 2018 and 4.04 percent and 6.04 percent, respectively, at December 31, 2017. Our line of credit interest rate was 4.59 percent and 4.04 percent at September 30, 2018 and December 31, 2017, respectively. We are charged a monthly unused commitment fee ranging from 0.3 percent to 0.4 percent on the average unused daily balance on our $250,000 line of credit.

Our credit facility contains certain financial and non-financial covenants. We were in compliance with all such covenants as of September 30, 2018 and December 31, 2017.

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

Critical Accounting Policies and Estimates

The MD&A is based on the condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses. In accordance with U.S. GAAP, we base our estimates on historical experience, internal tracking processes, contract terms, and, in some cases, estimation of applicable volume and future performance adjustments, and various other assumptions that management believes are reasonable under the circumstances. Actual results might differ from these estimates under different assumptions or conditions and, to the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations, and cash flows will be affected. During the nine months ended September 30, 2018, there were no material changes to our critical accounting policies and use of estimates, which are disclosed in our audited consolidated financial statements for the year ended December 31, 2017 included in our Annual Report on Form 10-K, with the exception of our adoption of ASC Topic 606. See Note 3 for further details.

New Accounting Pronouncements

See Note 3 for a description of new accounting pronouncements.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Our operations are solely in the United States of America (“U.S.”) and U.S. Territories and are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate risk, as well as risks relating to changes in the general economic conditions in the U.S. We are exposed to interest rate fluctuations with regard to future issuances of fixed-rate debt, and existing and future issuances of floating-rate debt. Primary exposures include LIBOR, the Federal Funds Effective Rate, the Overnight Bank Funding Rate and our administrative agent’s prime rate in effect at its principal office in New York City related to debt outstanding under our credit facility. A 100 basis point increase in 2018 interest rates would have increased our pre-tax loss for the three and nine months ended September 30, 2018 by approximately $1.6 million and $4.9 million, respectively.

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

Our management, with the participation of the chief executive officer and the chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) as of September 30, 2018. Based on these evaluations, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures required by paragraph (b) of Rule 13a-15 or 15d-15 were effective as of September 30, 2018.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the third quarter of 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.                                                LEGAL PROCEEDINGS

On November 10, 2016, a putative class action complaint was filed in the U.S. District Court for the Eastern District of Michigan against Diplomat Pharmacy, Inc. and certain officers of the Company. Following the appointment of lead plaintiffs and lead counsel, an amended complaint was filed on April 11, 2017. The amended complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 in connection with public filings made between February 29, 2016 and November 2, 2016 (the “potential class period”). The plaintiff seeks to represent a class of shareholders who purchased stock in the potential class period. The complaint seeks unspecified monetary damages and other relief. The Company filed a motion to dismiss the amended complaint on May 24, 2017. The court issued orders denying the Company’s motion to dismiss on January 19, 2018 and the Company’s motion for reconsideration of its motion to dismiss on August 9, 2018. The Company believes the complaint and allegations to be without merit and intends to vigorously defend itself against the action. The Company is unable at this time to determine whether the outcome of the litigation would have a material impact on its results of operations, financial condition or cash flows.

On February 10, 2017, the Company’s Board of Directors (the “Board”) received a demand letter from a purported shareholder containing allegations similar to those contained in the putative class action complaint described above. The letter demanded that the Board take action to remedy the alleged violations. In response, the Board established a Special Independent Committee of its disinterested and independent members to investigate the claims. Subsequently, on June 2, 2017, the shareholder filed a putative shareholder’s derivative lawsuit in the Michigan Circuit Court for the County of Genesee regarding the same matters alleged in the demand letter. The complaint names the Company as a nominal defendant and names a number of the Company’s current and former officers and directors as defendants. The complaint seeks unspecified monetary damages and other relief. In connection with the ongoing Special Independent Committee investigation, on July 20, 2017, by agreement between the Company and the shareholder, the court ordered a stay of legal proceedings for 90 days, after which time by further agreements of the Company and the shareholder, the court extended the stay until August 1, 2018. The defendants’ deadline to answer or otherwise plead is November 21, 2018. The Company is unable at this time to determine whether the outcome of the litigation would have a material impact on its results of operations, financial condition or cash flows.

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

ITEM 6.                                                EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit / Appendix Number	Filing Date

10.1*	Diplomat Non-Employee Director Compensation Program (October 2018)	X

10.2*	Severance Benefits Agreement, dated July 24, 2018, by and between the Company and Atul Kavthekar		8-K		10.1	July 27, 2018

31.1	Section 302 Certification — CEO	X

31.2	Section 302 Certification — CFO	X

32.1**	Section 906 Certification — CEO	X

32.2**	Section 906 Certification — CFO	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase	X

101.LAB	XBRL Taxonomy Extension Label Linkbase	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

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

Date:                  November 6, 2018