Form 10-K
period 2018-12-31
Diplomat Pharmacy, Inc.
filed 2019-03-18
CIK 1610092

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant was approximately $1,445 million as of June 30, 2018 based on the reported last sale price as reported on the New York Stock Exchange on that date. Shares of the registrant’s Common Stock held by executive officers, directors and holders of 10 percent or more of the Common Stock outstanding have been excluded from this calculation because such persons may be deemed affiliates of the registrant; such exclusion does not reflect a determination that such persons are affiliates of the registrant for any other purpose.

The Registrant had 74,489,773 shares of Common Stock outstanding as of March 15, 2019.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions, as expressly described in this report, of the Registrant’s Proxy Statement for its 2019 Annual Meeting of Shareholders to be filed within 120 days of December 31, 2018, are incorporated by reference into Part III, Items 10-14 of this report.

DIPLOMAT PHARMACY, INC.

2018 ANNUAL REPORT ON FORM 10-K

FORWARD-LOOKING STATEMENTS

Unless the context suggests otherwise, references in this Annual Report on Form 10-K to “Diplomat,” the “Company,” “we,” “us” and “our” refer to Diplomat Pharmacy, Inc. and its consolidated subsidiaries.

Certain statements contained or incorporated in this Annual Report on Form 10-K which are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are included throughout this Annual Report on Form 10-K, including under the headings entitled “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and relate to matters such as our industry, business strategy, goals and expectations concerning our market position, future operations, margins, profitability, capital expenditures, liquidity and capital resources, and other financial and operating information. Words such as “anticipate,” “assume,” “believe,” “continue,” “could,” “estimate,” “expect,” “future,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “will” and similar terms and phrases, or the negative thereof, utilized in discussions of future operating or financial performance signify forward-looking statements.

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

•                  significant and increasing pricing pressure from third-party payers, including any reductions in reimbursement rates and the amount of direct and indirect remuneration fees, as well as the timing of assessing such fees and the methodology used to calculate such fees;

•                  shifts in pharmacy mix toward lower margin drugs;

•                  client losses and/or the failure to win new business;

•                  declining gross margins in the pharmacy benefit management (“PBM”) industry;

•                  a significant increase in competition from a variety of companies in the healthcare industry;

•                  significant changes occurring within the pharmacy provider marketplace or arising with respect to our pharmacy networks, including the loss of or adverse change in our relationship with one or more key pharmacy providers;

•                  competition within the PBM marketplace, and an inability to effectively differentiate our products and services from those of our competitors;

•                  risks and uncertainties of fluctuations in pharmaceutical prices;

•                  impairment to our goodwill and other intangible assets;

•                  supply disruption of any of the specialty drugs we dispense;

•                  dependence on our senior management and key employees, and effective succession planning and managing recent turnover among key employees;

•                  loss of management personnel and other key employees;

•                  potential disruption to our workforce and operations due to planned cost savings and restructuring initiatives;

•                  disruption in our operations as we implement a new operating system within our specialty segment;

•                  current or proposed legislative and regulatory policies designed to manage healthcare costs or alter healthcare financing practices, including as it relates to the PBM industry’s retention of rebates

•                  complying with complex and evolving requirements and changes in state and federal government healthcare regulations,

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

•                  disruption to the ongoing business and introduction of new risks as a result of new business strategies and initiatives;

•                  our ability to effectively execute our acquisition strategy or successfully integrate acquired businesses, including difficulty, cost and time spent integrating acquired companies or a failure to realize anticipated benefits;

•                  managing our growth effectively;

•                  maintaining existing patients;

•                  increasing consolidation in the healthcare industry;

•                  fluctuations in operating results;

•                  our ability to drive volume through a refreshed marketing strategy in traditional specialty pharmacy;

•                  our ability to penetrate the fragmented infusion market;

•                  the success of our strategy in the pharmacy benefit manager space;

•                  the ability to advance our specialty footprint by deepening our relationship with manufacturers through critical service solutions;

•                  our ability to maintain relationships with a specified wholesaler and two pharmaceutical manufacturers or other pharmaceutical manufacturers that become material to our business over time;

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

•                  debt service obligations;

•                  reductions of research, development and marketing of specialty drugs;

•                  primary reliance on a single shipping provider;

•                  adverse impacts from environmental regulations, and health and safety laws and regulations, applicable to our business; and

•                  other factors set forth under “Risk Factors.”

PART I

ITEM 1.  BUSINESS

Overview

We are the largest independent provider of specialty pharmacy and infusion services in the United States of America (“U.S.”). We are focused on improving the lives of patients with complex chronic diseases while delivering unique solutions for manufacturers, hospitals, payers and providers. Our patient-centric approach positions us at the center of the healthcare continuum for the treatment of complex chronic diseases. We offer a broad range of innovative solutions to address the dispensing, delivery, dosing and reimbursement of clinically intensive, high-cost specialty drugs, and a wide range of applications and PBM services designed to help our customers reduce the cost and manage the complexity of their prescription drug programs. Diplomat opened its doors in 1975 as a neighborhood pharmacy with one essential tenet: “Take good care of patients and the rest falls into place.” Today, that tradition continues—always focused on improving patient care and clinical adherence.

Our revenues are derived from: (i) customized care management programs we deliver to our patients, surrounding the dispensing of their specialty medications and (ii) PBM services (as described more fully below, see, Item 1. Business—PBM Business), that we provide to our customers. Our specialty pharmacy services focus on offering specialty drugs that are typically administered on a recurring basis to treat patients with complex chronic diseases that require specialized handling and administration as part of their distribution process. Since entering the PBM market in the fourth quarter of 2017 through the acquisition of two PBM providers, we now offer a full array of payer-centric PBM services that seek to deliver cost-containment strategies that help payers handle rising pharmacy cost.

Our comprehensive, patient-focused specialty pharmacy services ensure that patients receive a superior standard of care, including assistance with complicated medication therapies, refill processing, third-party funding support programs, side-effect management and adherence monitoring. We customize solutions for each patient based on the patient’s overall health, disease and family history, lifestyle and financial means. Our PBM services provide a broad range of pharmacy spend management solutions and information technology capabilities that enable our clients to maximize quality of care and gain increased control of their pharmacy benefit dollars and cost control all culminating in the dispensing of a prescription drug.

We have grown our business in recent years by strengthening our clinical expertise in key therapeutic categories, such as oncology, specialty infusion therapy and immunology, and by strengthening our relationships with patients, payers, pharmaceutical manufacturers and physicians. In addition, our business has continued to evolve. We have broadened the scope of our services provided to hospitals and health systems, managed care organizations, self-insured employer groups, unions, and third-party healthcare plan administrators and worker’s compensation payers, including by diversifying our offerings to include PBM services. While we will continue to focus on growing our business organically, we have completed several significant acquisitions in recent years and we may further enhance our competitive position through complementary acquisitions to expand existing services and provide additional services.

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

Our Specialty Pharmacy Services

We provide specialty pharmacy services dedicated to servicing the needs of patients, while also providing clinical expertise, technology-driven innovation tools and administrative efficiencies that support physicians, payers and pharmaceutical manufacturers. We purchase specialty pharmaceuticals from manufacturers and wholesale distributors, fill prescriptions, and label, package and deliver the pharmaceuticals to patients’ homes or physicians’ offices through contract couriers. We utilize our main Company-owned distribution facility and corporate headquarters, and our newly established call center and future distribution facility in Chandler, Arizona, as well as smaller owned or leased regional facilities, and centralized clinical call centers to provide such services to all U.S. states and territories. The services provided to our patients and other constituents described below are integral to securing the relationships that drive our revenue and prescription volumes, and are a central focus of our specialty pharmacy business. To successfully compete, we must provide value to each constituent in the specialty pharmacy industry.

Our value to constituents is based on our ability to provide broad specialty and limited-distribution product access, utilization management, high patient adherence rates, patient funding assistance, data management, outstanding patient and prescriber satisfaction rates, and direct and indirect cost savings. Further, we manage the high cost of specialty drugs by pursuing cost savings through channel management, utilization management, formulary management and waste minimization (including our split-fill program). Channel management is a strategy that includes targeting specialty medications covered under the medical benefit by payers and moving the coverage of these medications to the pharmacy benefit to take advantage of deeper discounts, rebates or more detailed reporting when available. Utilization management is the evaluation of the appropriateness, medical need, and efficiency of healthcare services, procedures, drugs and facilities according to established criteria or guidelines and under the provisions of an applicable health benefits plan. Formulary management is an integrated patient care process which enables physicians, pharmacists and other healthcare professionals to work together to promote clinically sound, cost-effective medication therapy and positive therapeutic effectiveness. A drug formulary, or preferred drug list, is a continually updated list of medications and related products supported by current evidence-based medicine, judgment of physicians, pharmacists and other experts in the diagnosis and treatment of disease and preservation of health.

Our programs consist of the following business services:

•                  Dispensing of Specialty Pharmacy and Infusion Drugs — For 2016, 2017 and 2018, we derived approximately 99 percent of our Specialty segment revenue from the dispensing of drugs and the reporting of data associated with those dispenses to pharmaceutical manufacturers and other companies. The other services described below are included in our specialty business offerings and the overall payer reimbursement for dispensed drugs, rather than as separately reimbursable events. We are licensed to dispense prescriptions in all U.S. states and territories. Our business processes and dispensing solutions are well established and can provide specialty prescriptions to patients as required by the communicated “need by” date. All specialty prescriptions are verified by registered pharmacists for accuracy and appropriateness at two separate points in the dispensing process prior to shipping to the patient. Our specialty dispensing and distribution capabilities include package-tracking through contracted couriers, temperature controls and signature confirmation upon delivery.

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

•                  Clinical Services: Our pharmacists and nurses, with the assistance of our pharmacy technicians, provide clinically based drug therapy management programs for clients and patients. Our Clinical Help Desk includes pharmacists, nurses and pharmacy technicians. A pharmacist is available to counsel patients and consult with prescribers 24 hours per day, seven days per week, and nurses are available during regular business hours. Clinical pharmacists are responsible for high-level clinical interaction with patients and healthcare practitioners, including medication counseling and clinical advice. Our clinicians work with patients’ prescribers to identify adherence failures and to implement a proactive plan to achieve intended effectiveness. Our broader clinical and operations team has deep clinical expertise and includes approximately 180 licensed pharmacists as of December 31, 2018.

•                  Compliance and Persistency Programs: Our compliance and persistency programs support the needs of patients based on their therapy regimen. In some cases, a dedicated nurse contacts patients at specific intervals of therapy to discuss precautions, side-effect management, medication administration and refill procedures. Prior to refill, we call patients to: verify the dose, dosing regimen and shipping address; discuss side effects; and confirm that the patient is taking the medication appropriately.

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

•                  Hub Services: We also offer hub services to capitalize on our expertise in providing the services described above and to compete with other hub service providers. Hub services generally are centralized management services for collaboration and efficiency among the key stakeholders in the access of care to specialty medications. These include patients, physicians, payers, pharmaceutical manufacturers, retail pharmacies and other prescribers. Hub services may include those related to determining and gaining access, patient education and the provision of free goods for patients meeting charitable program eligibility criteria. To maintain client satisfaction and compliance, we keep certain information and software systems, infrastructure and employees “firewalled” from our specialty pharmacy business to avoid commingling or favoring any specialty pharmacy (including ours) within the networks of the hub customers.

Constituent Relationships

Our patient-centric approach positions us at the center of the healthcare continuum for the treatment of complex chronic diseases through partnerships with patients, payers, pharmaceutical manufacturers and physicians. Our services provide value to constituents as described below.

Patients

Our core focus is on patients. We help patients adhere to complex medication therapies, process refills and manage any side effects and insurance concerns to ensure they get the best standard of care. The clinical efficacy of drug therapies, especially for chronic conditions, is typically enhanced when patients precisely follow the prescribed treatment regimens (including dosing and frequency). We further believe that medication non-adherence (i.e., patients not following the instructions for their medication or failing to finish taking their medication) can contribute to a substantial worsening of disease and, in some cases, accelerated mortality, which increases hospital and other healthcare costs. We have achieved patient adherence rates higher than 90 percent in each fiscal quarter of 2016, 2017 and 2018. We believe our high adherence rates are due in part to our patient training and education, adherence packaging, prophylactic starter kits and nurse adherence calls. We also help identify third-party funding support programs to help cover expensive out-of-pocket costs.

We help manage patients’ complex disease states through counseling and education regarding their treatment and by providing ongoing monitoring and, in some cases, proactive follow-up contact to encourage patient adherence to their prescribed therapy. The goal of our patient care programs is to provide clinical services in a caring and supportive environment, optimize medication adherence, prevent disease progression and improve therapeutic effectiveness. To accomplish this, we focus on each patient and provide solutions related to medication access, tolerance and adherence.

We provide patients with personalized medication programs and services for a variety of complex disease states, including the following:

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

•                  Other Disease States: We also treat patients who have the Hepatitis C virus infection, Multiple Sclerosis, or HIV or who have received organ transplants. Management of Hepatitis C virus infection involves the selection of appropriate therapy based on HCV genotype, the presence or absence of cirrhosis, transplant status, prior response to therapy, and whether or not the patient is co-infected with HIV or hepatitis B virus.  Care for patients diagnosed with multiple sclerosis involves life-long support, including providing efficacious therapy to reduce the frequency of relapse and improving quality of life.  Life-long therapy is essential for the prevention of organ rejection in transplant patients, and we seek to optimize adherence to therapy to decrease the likelihood of organ rejection. The management of HIV is complex and involves the use of highly active anti-retroviral therapy. Goals for our patients diagnosed with HIV include: achieving long-term, maximal suppression of viral load; preserving and improving immune system function (prevention of progression to acquired immunodeficiency syndrome); and prevention of the spread of HIV to others.

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

We provide payers with a comprehensive approach to meeting their pharmacy service needs. Our specialty pharmacy services offer payers a cost-effective solution for the distribution of specialty pharmaceuticals, generally directly to patients for self-administration. We manage high-risk members in the payers’ networks and assist with adherence to such members’ health plans to minimize waste in the purchase of specialty drugs and to optimize clinical effectiveness. Other services include coordinating care with the members’ physicians and payers, as well as providing clinical and adherence data to evaluate therapy effectiveness.

Pharmaceutical Manufacturers

Through the coverage and clinical expertise of our Company-owned, main distribution facility and regional locations, some with retail capabilities and some with limited-to-moderate distribution capabilities, we provide pharmaceutical manufacturers with a strong distribution channel for their existing pharmaceutical products. In many cases, our national presence and patient centric care model is critical to becoming a selected partner in the launch of new products. When providing new products to patients, we implement a monitoring program to encourage adherence to the prescribed therapy, and we provide valuable clinical information to the manufacturer to aid in their evaluation of product efficacy. We receive fees, which we record as revenue, from certain pharmaceutical manufacturers in return for providing them with data reporting and other services.

We offer specialized and highly customized prescription programs for pharmaceutical companies to help them optimize, encourage and track patient adherence, as well as drug trial assistance including product encapsulation and packaging, which helps drive the clinical and commercial success of specialty drugs. In addition, in cases where pharmaceutical companies have successful clinical trials but little commercialization experience, we will partner with the pharmaceutical manufacturers, including biotechnology pharmaceutical companies early to help them develop specialty pharmaceutical channel strategies as part of their commercial launch preparation, including strategies to market to, educate and fulfill the needs of patients, prescribers and payers. We further provide pharmaceutical manufacturers with an established distribution channel for their existing pharmaceuticals and their new product launches. In some cases, we believe that these engagements have led to exclusive rights to administer the products of these pharmaceutical companies or our inclusion in a small panel of authorized specialty pharmacies for limited distribution of drugs.

The adherence rates that result from our patient-centered services described above directly benefit pharmaceutical manufacturers through clinically appropriate continuity of care of patients that utilize their products who might otherwise have not achieved full benefit from, or failed to achieve the benefit from, their prescribed therapies. In addition, the financial assistance and reimbursement management we provide to patients further drives pharmaceutical sales.

Pharmaceutical manufacturers frequently seek patient data on the efficacy and utilization of their products, which we provide in a de-identified format compliant with the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”). These data provide valuable drug level and clinical information in the form of effectiveness and adherence data to manufacturers to aid in their evaluation of product safety and efficacy. We continue to invest in new technologies that will enable us to better provide such analytical services.

As of December 31, 2018, we have a portfolio of more than 125 limited-distribution drugs, all of which are commercially available. We have historically earned access to limited-distribution drugs prior to and at the time of their launch, as well as post-launch, with a large proportion of oncology products. We actively monitor the drug pipeline and maintain dialogue with a significant number of biotechnology and pharmaceutical manufacturers to identify opportunities in pre- and peri-commercial stages of drug development. We believe that limited distribution has become the delivery system of choice for many drug manufacturers because it is conducive to smaller patient populations, facilitates high patient engagement, clinical expertise and elevated focus on service, managing drug supply, and offers insight into real world utilization and patient specific product experience. We believe the trend toward limited distribution of specialty drugs will continue to expand, making strong representation in this area essential.

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

We also provide clinical and administrative support services for our hospital partners on a fee-for-service basis. These services constituted less than 1 percent of our revenues in each of the years ended December 31, 2018, 2017 and 2016.

Our Suppliers

We obtain the pharmaceuticals and medical supplies and equipment that we provide to our patients through pharmaceutical manufacturers, distributors and group purchasing organizations. The majority of the pharmaceuticals that we purchase through distributors are available from multiple sources and are available in sufficient quantities to meet our needs and the needs of our patients. However, some drugs are only available through the manufacturer and may be subject to limits on distribution. In such cases, it is important for us to establish and maintain good working relationships with the manufacturer to ensure access and sufficient supply to meet our patients’ needs.

Most of the manufacturers of the pharmaceuticals we sell have the right to cancel their supply contracts with us without cause and after giving notice (generally 90 days or less). Specialty drug purchases from AmerisourceBergen, a drug wholesaler, Celgene Corporation (“Celgene”) and Pharmacyclics, Inc. (“Pharmacyclics”), pharmaceutical manufacturers from whom we purchase several drugs, represented 28 percent, 17 percent and 17 percent, respectively, of our drug spend in 2018, 41 percent, 17 percent and 14 percent, respectively, of our drug spend in 2017, and 49 percent, 13 percent and 10 percent, respectively, of our drug spend in 2016. For indirect purchasing, we purchase large quantities from a single wholesaler to ease administration and leverage favorable pricing. In the event of a termination of our relationship with AmerisourceBergen, we believe there is typically at least one alternative drug wholesaler from whom we could source each indirectly purchased drug we dispense. We further believe that we could replace the inventories without a material disruption to our operations. As for the specialty drugs we purchase directly from the pharmaceutical manufacturers, they are not available from any other source.

Billing and Significant Payers

We derive most of our revenue from contracts with third-party payers such as managed care organizations, insurance companies, self-insured employers, PBMs, and Medicare and Medicaid programs. We contract directly with most payers and PBMs and, in other limited cases, with third parties which in turn contract with payers and PBMs on our behalf. See “Constituent Relationships-Payers” for additional information on payers.

We bill payers and track our accounts receivable through computerized billing systems. These systems allow our billing staff the flexibility to review and edit claims in the system before they are submitted to payers. For the great majority of our dispensing business, claims are submitted to payers electronically. We have extensive experience managing the coordination of benefits between commercial and government-sponsored plans. We participate with Medicare as a Durable Medical Equipment, Prosthetics, Orthotics and Supplies (“DMEPOS”) and Medicare Part B (medical claims) pharmacy supplier, as well as participating in the Medicare Part D program. A benefit coverage specialist reviews all Medicare coverage determinations to ensure that the appropriate benefit is being billed. Upon completion of all benefit verifications, we follow each plan’s guidelines to identify which plan is primary and secondary and submit the billing accordingly.

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

Competition

There are a significant number of competitors that distribute specialty pharmacy drugs and provide related services, some of which have greater resources than we do. Many of the competitive segments in which we compete have experienced significant consolidation over the past few years. Our competitors include: captive specialty pharmacies owned by PBMs and/or managed care organizations; retail pharmacy chains and independent retail pharmacies; health plans; national, regional and niche independent specialty pharmacies; specialty infusion therapy companies; physician practices and hospital systems; and group purchasing organizations.

We are the largest independent provider of specialty pharmacy services in the U.S., with a market share of more than 2 percent (based on 2018 revenues from pharmacy-dispensed specialty drugs). The three largest specialty pharmacies are divisions within CVS Caremark, Express Scripts (recently acquired by Cigna) and Walgreens. We understand that several other traditionally non-specialty pharmacies with significant resources are attempting to build, acquire, or partner with specialty pharmacies due to the double-digit growth anticipated in spending on specialty prescription drugs compared to flat to low single-digit growth in spending on traditional prescription drugs. There are also many smaller specialty pharmacies and other entities in the healthcare industry that provide specialty pharmacy services. While such entities presently compete with us to a lesser extent, they may be able to invest significant resources, through acquisition or otherwise, to compete with us on a larger scale.

PBM Industry

We believe the key market factors that influence spending on PBM solutions and services by participants in the pharmaceutical supply chain are the amount spent on prescription drugs and the associated volume of prescription drugs dispensed and insurance claims processed each year. We estimate that the current market opportunity for our PBM solutions and services in this industry could be significant due to an aging population and increased prescription drug spend. In particular, the U.S. population age 65 and older is expected to reach 78 million by 2035, representing one in five U.S. residents, contributing to a commensurate increase in prescription drug spend which is estimated to increase 4% to 7% on average by 2023. New product launches and rising drug prices are expected to be offset by losses of branded market exclusivity of products. Specialty drug spend is expected to be a driver of prescription drug spend growth with specialty drug spending expected to surpass traditional drug spending by 2023, driven primarily by the introduction of new products and price inflation. This, coupled with the trend in the marketplace to shift coverage of these drugs from the medical benefit to the pharmacy benefit, is expected to lead to an increase in demand for benefit design and clinical and reimbursement management strategies. We believe the increase in prescription spending, faster projected economic growth and the aging of the population will drive demand for senior-focused clinical programs and benefit plans, while the digitalization of healthcare is expected to drive demand for on-line and application-based support tools for members. In addition, as demand for Medicare Part D programs continue to increase, the demand for pharmacy benefit management and information technology should increase commensurately, as our customers are required to update their systems, and will continue to require support to maintain these systems.

PBM Business

In late 2017, we entered the PBM business through our December 2017 acquisition of LDI Holding Company, LLC, doing business as LDI Integrated Pharmacy Services (“LDI”) and our November 2017 acquisition of Pharmaceutical Technologies, Inc., doing business as National Pharmaceutical Services (“NPS”). In 2018, we combined the legacy acquired businesses and re-branded the PBM businesses acquired to CastiaRxTM.  Our PBM business had consolidated revenues of $729.5 million for the year ended December 31, 2018 and $12.3 million from the acquisition dates of the businesses through December 31, 2017. We are a business provider of PBM services, including electronic point-of-sale pharmacy claims management, retail pharmacy network management, mail pharmacy claims management, specialty pharmacy claims management, Medicare Part D services, benefit design consultation, preferred drug management programs, drug review and analysis, consulting services, data access, and reporting and information analysis, ultimately culminating in the dispense of a prescription medication. Our PBM services include owning and operating a network of mail order pharmacies. Our customers include managed care organizations, self-insured employer groups, unions, and third-party healthcare plan administrators and worker’s compensation payers.

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

•                  Specialty Benefit Management - We provide services to our customers to enable greater oversight of, and help control, specialty drug spending. Through our services, we ensure that specialty drugs are utilized safely and appropriately by employing clinical decision-making using evidence-based guidelines, we direct prescriptions to the most clinically appropriate and lowest-cost channel and we verify claims paid to ensure they are paid accurately at contracted rates. We also utilize cost-control strategies that seek to improve rebate opportunities for our customers.

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

•                  Medicare Part D — As a full-service PBM, we support a variety of Medicare Part D Plan Sponsors. We provide prescription benefit management support including implementation of specific Medicare Part D plan designs, creation and maintenance of Medicare Part D formularies, The Centers for Medicare & Medicaid reporting requirements and consultative, proactive account management.

PBM Competition

We compete with numerous companies that provide the same or similar PBM services. Our competitors range from large publicly traded companies, including business units of large publicly traded companies, to several small and privately-owned companies which compete for a significant part of the market. The principal competitive factors are quality of service, scope of available services and price. The ability to be competitive is influenced by our ability to negotiate prices with pharmacies, drug manufacturers and third-party rebate administrators. Market share for PBM services in the U.S. is highly concentrated, with a few national firms, such as Express Scripts (recently acquired by Cigna), CVS Caremark, and OptumRx, a UnitedHealth Group Company, controlling a significant share of prescription volume. Some of our competitors have been in existence longer and are better established. Some of them also have broader public recognition and substantially greater financial and marketing resources, and may have a less-concentrated customer base. In addition, some of our customers and potential customers may find it desirable to perform for themselves those services now being rendered by us.

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

(2) establishing, maintaining and strengthening relationships with prescribers and key opinion leaders to obtain prescription referrals; and (3) building new relationships and expanding existing contracts with managed care organizations, hospitals and health systems, and other payers or PBMs. Our national and regional sales directors focus on establishing and expanding our contracts with managed care organizations, while our local account managers focus on maximizing value from these contracts by developing and maintaining relationships with local and regional referral sources, such as physicians, hospital discharge planners, other hospital personnel, health maintenance organizations, preferred provider organizations or other managed care organizations and insurance companies. We also have a dedicated sales force, through a combination of internal (phone sales) and external (field sales) team members for scalability and efficiency. In addition, our sales team is focused on maintaining and expanding our relationships with biotechnology drug manufacturers to establish our position as an exclusive, semi-exclusive, or participating provider. As of December 31, 2018, we had a total of 235 sales employees across the organization, consisting of 76 centralized, mostly telephonic team members, and 159 team members working in the field in various U.S. regions.

Information Technology

Our information technology capabilities began to expand significantly in 2018.  We introduced a web portal and mobile app for our CastiaRxTM PBM members.  Additionally, our core specialty pharmacy patients can now leverage our specialty web and mobile app for convenient interaction with our call center and clinical teams.  Key enhancements to our provider portal give our physicians and their staff metrics on our performance — we articulate clearly the status of each patient and show how our patient assistance services help their patients afford these important medications.   Furthermore, we began to replace our proprietary pharmacy platform with ScriptMed.  Our first wave of Oncology patients migrated to ScriptMed successfully as we opened our Chandler, Arizona facility in late 2018.  ScriptMed will provide further productivity enhancements while maintaining our high level of service.  Our proprietary processes, configured into ScriptMed, allows us to track and report industry-standard metrics on call center performance, dispensing, adherence, length of therapy and persistency. We can also provide HIPAA-compliant reports that contain inventory data, prescription status, persistency, compliance, discontinuation and payer data. In addition to reporting on patient and prescriber demographics, turnaround times, spend and error reporting, we can also report on patient assessment data, clinical status and other monitoring parameters. We also use an off-the-shelf pharmacy software system for purposes of transmitting claims to payers. We have invested significantly in information technology in recent years to position us to improve cost efficiencies among us and our constituents and to provide additional services regarding the de-identified data we accumulate to take greater advantage of our relationships with data-driven pharmaceutical manufacturers.

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

Food, Drug and Cosmetic Act

Certain provisions of the federal Food, Drug and Cosmetic Act govern the handling, distribution and compounding of pharmaceuticals and medical devices. This law prohibits the adulteration or misbranding of these products while in interstate commerce.  Companies engaged in drug and device distribution may be required to register their facilities with FDA, comply with track and trace requirements, and operate their businesses according to appropriate quality standards.  The law applies to all parts of the drug and device distribution chain, but does exempt pharmacies from most federal registration, labeling and packaging requirements as long as any drugs or medical devices are not adulterated or misbranded and are dispensed in accordance with and pursuant to a valid prescription. We believe that all parts of our operations materially comply with all applicable requirements.

Fraud and Abuse Laws — Anti-Kickback Statute

The federal Anti-Kickback Statute prohibits individuals and entities from knowingly and willfully paying, offering, receiving, or soliciting money or anything else of value in order to induce the referral of patients or to induce a person to purchase, lease, order, arrange for, or recommend services or goods covered by Medicare, Medicaid, or other federal healthcare programs. The federal courts have held that an arrangement violates the Anti-Kickback Statute if any one purpose of the remuneration is to induce the referral of patients covered by a federal health care program, even if another purpose of the payment is to compensate an individual for rendered services. The Anti-Kickback Statute is broad and potentially covers many standard business arrangements. Violations can lead to significant penalties, including criminal fines of up to $100,000 per violation and/or ten years imprisonment, civil monetary penalties of up to $100,000 per violation plus treble damages and/or exclusion from participation in Medicare, Medicaid and other federal healthcare programs. Certain types of payments are excluded from the statutory prohibition. Additionally, in an effort to clarify the conduct prohibited by the Anti-Kickback Statute, the Office of the Inspector General of HHS (the “OIG”) publishes regulations that identify a limited number of safe harbors. Business arrangements that satisfy all of the elements of a safe harbor are immune from criminal enforcement or civil administrative actions. The Anti-Kickback Statute is an intent-based statute and the failure of a business relationship to satisfy all of the elements of a safe harbor does not, in and of itself, mean that the business relationship violates the Anti-Kickback Statute. The OIG, in its commentary to the safe harbor regulations, has recognized that many business arrangements that do not satisfy a safe harbor nonetheless operate without the type of abuses the Anti-Kickback Statute is designed to prevent. We attempt to structure our business relationships to satisfy an applicable safe harbor. However, in those situations where a business relationship does not fully satisfy the elements of a safe harbor, we attempt to satisfy as many elements of an applicable safe harbor as possible. The OIG is authorized to issue advisory opinions regarding the interpretation and applicability of the Anti-Kickback Statute, including whether an activity constitutes grounds for the imposition of civil or criminal sanctions.

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

Fraud and Abuse Laws — False Claims Act

We are subject to state and federal laws that govern the submission of claims for reimbursement. These laws generally prohibit an individual or entity from knowingly and willfully presenting a claim or causing a claim to be presented for payment from a federal healthcare program that is false or fraudulent. The standard for “knowing and willful” may include conduct that amounts to a reckless disregard for the accuracy of information presented to payers. Penalties under these statutes include substantial civil and criminal fines, exclusion from the Medicare or Medicaid programs and imprisonment. One of the most prominent of these laws is the federal False Claims Act, which may be enforced by the federal government directly or by a private plaintiff by filing a qui tam lawsuit on the government’s behalf. Under the False Claims Act, the government and private plaintiffs, if any, may recover monetary penalties in the amount of $11,181 to $22,363 per false claim, as well as an amount equal to three times the amount of damages sustained by the government as a result of the false claim. Several states, including states in which we operate, have adopted their own false claims statutes as well as statutes that allow individuals to bring qui tam actions. In recent years, federal and state government authorities have launched several initiatives aimed at uncovering practices that violate false claims or fraudulent billing laws, and they have conducted numerous investigations of pharmaceutical manufacturers, PBMs, pharmacies and healthcare providers with respect to false claims, fraudulent billing and related matters. We believe that we have procedures in place to ensure the accuracy of our claims.

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

The privacy regulations (the “Privacy Rule”) issued by the Office of Civil Rights of HHS pursuant to HIPAA give individuals a number of rights, including the right to know how their PHI is used and disclosed, as well as the right to access, amend and obtain information concerning certain disclosures of PHI. Covered entities, such as pharmacies and health plans, are required to provide a written Notice of Privacy Practices to individuals that describes how the entity uses and discloses PHI, and how individuals may exercise their rights with respect to their PHI. For most uses and disclosures of PHI other than for treatment, payment, healthcare operations and certain public policy purposes, HIPAA generally requires that covered entities obtain a valid written individual authorization. In most cases, use or disclosure of PHI must be limited to the minimum necessary to achieve the purpose of the use or disclosure. The Final Omnibus Rule modifies the content of Notice of Privacy Practices in significant ways, requiring, among other things, statements informing individuals of their rights to receive notifications of any breaches of unsecured PHI and to restrict disclosures of PHI to a health plan where the individual pays out of pocket.

We are a covered entity under HIPAA in connection with our operation of specialty service pharmacies. To the extent that we provide services other than as a covered entity and we perform a function or activity, or provide a service to, a covered entity that involves PHI, the covered entity may be required to enter into a business associate agreement with us. Business associate agreements mandated by the Privacy Rule create a contractual obligation for us, as a business associate, to perform our duties for the applicable covered entity in compliance with the Privacy Rule and applicable provisions of the security regulations (the “Security Rule”) issued by the Office of Civil Rights of HHS pursuant to HIPAA. In addition, HITECH subjects us to certain aspects of the Privacy Rule and the Security Rule when we act as a business associate, including imposing direct liability on business associates for, among other things, impermissible uses and disclosures of PHI and the failure to disclose PHI to the covered entity, the individual, or the individual’s designee (as specified in the business associate agreement), as necessary to satisfy a covered entity’s obligations with respect to an individual’s request for an electronic copy of PHI. The Final Omnibus Rule also extends the business associate provisions of HIPAA to subcontractors where the function, activity, or service delegated by the business associate to the subcontractor involves the creation, receipt, maintenance, or transmission of PHI. As such, business associates are required to enter into business associate agreements with subcontractors for services involving access to PHI and may be subject to civil monetary penalties for the acts and omissions of their subcontractors.

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

The Security Rule issued pursuant to HIPAA mandates the use of administrative, physical and technical safeguards to protect the confidentiality of electronic PHI. Such Security Rule obligations apply to covered entities and business associates.

We must also comply with the “breach notification” regulations, which implement provisions of HITECH. In the case of a breach of “unsecured PHI,” covered entities must promptly notify affected individuals and the HHS Secretary in cases where a beach of “unsecured PHI” affects 500 or more individuals. We must also promptly notify the media in cases where a breach of “unsecured PHI” affects more than 500 individuals in a particular state or jurisdiction. Breaches of “unsecured PHI” affecting fewer than 500 individuals must be reported to the HHS Secretary on an annual basis. The regulations also require business associates of covered entities to notify the covered entity of such breaches of “unsecured PHI” by the business associate.

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

HIPAA generally preempts state laws, except when state laws are contrary to HIPAA and more stringent, protective of PHI, or are more restrictive than HIPAA requirements. Therefore, to the extent states continue to enact more stringent, protective, or restrictive legislation, we could be required to make significant changes to our business operations. In addition, independent of any statutory or regulatory restrictions, individual health plan clients could increase limitations on our use of medical information, which could prevent us from offering certain services.

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

On February 6, 2019, the U.S. Department of Health and Human Services (“HHS”) released a proposed regulation that would impact Medicare Part D. The proposed rule-making would remove rebates paid by drug manufacturers to PBMs from the Anti-Kickback Statute safe-harbor and would also create new Anti-Kickback Statute safe-harbors for point-of-sale price reductions and fixed fee payments for certain PBM services. It is unknown what form the final regulation may take, but it may alter the economics of our current PBM business or may require changes to our business strategy.

Health Reform Legislation

Congress passed major health reform legislation, including the Patient Protection and Affordable Care Act, as amended by the Healthcare and Education Reconciliation Act of 2010 (the “Health Reform Laws”), which enacted a number of significant healthcare reforms. President Donald Trump has stated his intentions to support the repeal and possible replacement of the Health Reform Laws during his term of office. While Congress has not passed repeal legislation, the Tax Cuts and Jobs Act of 2017 included a provision that repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Health Reform Laws on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” Congress may consider other legislation to repeal or replace elements of the Health Reform Laws. While not all of these reforms, or their repeal or replacement, affect our business directly, they could affect the coverage and plan designs that are or will be provided by many of our health plan clients. As a result, these reforms, or their repeal or replacement, could impact many of our services and business practices. There is considerable uncertainty as to the continuation of these reforms, their repeal, or their replacement.

Managed Care Reform

In addition to health reforms enacted by the Health Reform Laws, legislation has been considered, proposed and/or enacted at the state level, aimed at providing additional rights and access to drugs to individuals enrolled in managed care plans. This legislation may impact the design and implementation of prescription drug benefit plans sponsored by our PBM and health plan clients and/or the services we provide to them. Both the scope of the managed care reform proposals considered by state legislatures and reforms enacted by states to date vary greatly, and the scope of future legislation that may be enacted is uncertain.

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

American Patients First

On May 11, 2018, President Trump’s administration released a “Blueprint” describing strategies for reducing drug prices and patient out-of-pocket costs. The Blueprint describes four “challenges” in the U.S. drug market: (i) “high list prices for drugs”; (ii) “seniors and government programs overpaying for drugs due to lack of the latest negotiation tools”; (iii) “high and rising out-of-pocket costs for consumers”; and (iv) “foreign governments free-riding off of American investment in innovation.”  While the Department of Health and Human Services (“HHS”) has taken several actions in response to the Blueprint, we cannot predict the additional actions by HHS or response from drug companies, however, they may alter the economics of our current business or may require changes to our business strategy.

Accreditations

We maintain accreditations from the following organizations:

•                  Accreditation Commission for Healthcare (“ACHC”): Effective July 21, 2014, we are accredited by ACHC.  Current accreditations include specialty pharmacy, infusion pharmacy, infusion nursing, and DMEPOS. Under such accreditations, the ACHC reviews and assesses our activities. Areas of focus include infusion pharmacy business, infusion pharmacy continuum of care, intravenous drug mixture preparation, administration, therapy monitoring and client/patient counseling and education.

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

Employees

As of December 31, 2018, we employed 2,335 persons, including 2,132 on a full-time basis and 203 on a part-time basis. Of our employees, 1,030 were corporate personnel and 1,305 were clinically focused. Most of our part-time employees are clinicians due to the nature and timing of the services we provide. We have 24 employees covered by a collective bargaining agreement, which expires on December 31, 2019.

Executive Officers of the Registrant

The following table sets forth information regarding our executive officers (ages as of December 31, 2018):

Name	Age	Position
Brian Griffin	59	Chief Executive Officer
Atul Kavthekar	50	Chief Financial Officer and Treasurer

Brian Griffin has served as our chairman of the board of directors and chief executive officer since June 2018. Mr. Griffin has more than 30 years of experience as a results-driven healthcare executive. His dynamic skillset is rooted in deep expertise in pharmacy benefit management, specialty pharmacy, and health plan leadership. Most recently, he served since March 2018 as executive vice president and CEO for IngenioRx, the pharmacy benefit manager he built and launched for Anthem. For the previous three years, Mr. Griffin led Anthem’s commercial and specialty business division. He joined the company in 2013 as president and CEO of its second-largest affiliated health plan, Empire BlueCross BlueShield. Before his time with Anthem, he spent 25 years at Medco Health Solutions, which was acquired by Express Scripts in 2012. In more than a decade as president of Medco’s health plan division, Mr. Griffin managed relationships with national and regional health plans, BlueCross BlueShield plans, commercial insurance carriers, consumer-driven plans, and third-party administrators.

Atul Kavthekar has served as our chief financial officer and treasurer since May 2017. Mr. Kavthekar has over two decades of financial experience, including most recently at Framebridge, Inc., an ecommerce retailer, where he served as chief financial officer immediately prior to joining the Company. Before joining Framebridge, Mr. Kavthekar was at LivingSocial, Inc., an ecommerce retailer, where he served as chief financial officer from June 2015 to December 2016 and was responsible for overall financial and operational improvement of the business. Mr. Kavthekar also spent time as chief financial officer and head of corporate development for the health and wellness division of Sears Holding Corporation, which included the Kmart Pharmacy business, from December 2013 to May 2015, and as Division chief financial officer of ecommerce for Walgreen Co. from December 2009 to December 2013. Prior to these positions, he held a number of positions in the financial industry, focusing on investment banking and mergers and acquisitions.

Available information

Our Internet address is diplomat.is and our investor relations website is located at ir.diplomat.is. We make available free of charge on our investor relations website, under the heading “Financial Information,” our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports as soon as reasonably practicable after such materials are electronically filed with (or furnished to) the U.S. Securities and Exchange Commission (“SEC”). Information contained on our websites is not incorporated by reference into this Annual Report on Form 10-K. In addition, the SEC maintains an Internet site, sec.gov, that includes filings of and information about issuers that file electronically with the SEC.

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

The specialty pharmacy industry is growing and evolving rapidly. Any significant shifts in the structure of the specialty pharmacy industry or the healthcare products and services industry in general could alter the industry dynamics and adversely affect our ability to attract or retain customers. These changes or trends could result from, among other things, a large intra- or inter-industry merger, a new entrant in the specialty pharmacy business, changes in the pricing or distribution model for specialty drugs, changes to the manner in which healthcare products or services are contracted for, a slowdown in the biotechnology pharmaceutical pipeline in our areas of expertise, consolidation of shipping carriers, or the necessary changes or unintended consequences of the Health Reform Laws or future regulatory changes. As the healthcare industry continues to consolidate many of our competitors are now part of large integrated healthcare companies. As a result, they are in a position to utilize aggressive member channel management techniques to affect which specialty pharmacy providers dispense prescriptions to their clients or members.  We believe the use of such aggressive member channel management techniques has adversely affected our prescription volumes.  Should such techniques continue to drive dispensing volumes to their own related entities or otherwise limit our ability to dispense to patients in their networks, this could materially decrease our revenues and our business and results of operations would be adversely affected.

Furthermore, changes in political, economic and regulatory influences, as well as industry-wide changes in business practices, including with respect to the imposition of direct and indirect remuneration (“DIR”) fees by PBMs, may significantly affect our business. Our failure to successfully anticipate and respond to, or appropriately adapt to, evolving industry conditions or any of these changes or trends, none of which are within our control, in a timely and effective manner could have a significant negative impact on our competitive position and materially adversely affect our business, financial condition and results of operations.  See “Many healthcare companies have a presence in the specialty pharmacy market, and we expect a significant increase in competition due to high growth anticipated in specialty drug spending, which could have a material and adverse impact on our business” and “Risks Related to Federal and State Laws and Regulations” below.

Significant and increasing pressure from third-party payers to limit reimbursements and the impact of high-cost specialty drugs could materially adversely impact our profitability, results of operations and financial condition.

The continued efforts of health maintenance organizations, managed care organizations, PBMs, government programs (such as Medicare, Medicaid and other federal and state funded programs), and other third-party payers to limit pharmacy reimbursements, as well as litigation and other legal proceedings or governmental regulation related to how drugs are priced, may adversely impact our profitability. While manufacturers have increased the price of drugs, payers have generally decreased reimbursement rates as a percentage of drug cost.

We expect pricing pressures from third-party payers to continue given the high and increasing costs of specialty drugs. As a result of this industry-wide pressure, we also may see profit margins on our contracts compress, which may adversely affect our profitability.

PBMs:

We drive a significant portion of our sales from prescription drug sales reimbursed through prescription drug plans administered by a limited number of PBM companies and health plans.  PBM companies typically administer multiple prescription drug plans that expire at various times and provide for varying reimbursement rates, and often limit coverage to specific drug products on an approved list, known as a formulary, which might not include all of the approved drugs for a particular indication.  Reimbursements received from PBMs are determined pursuant to agreements. Should PBMs seek to negotiate reduced reimbursement rates or to adjust reimbursement rates downward, or change products covered under their formulary, this could negatively impact our profitability. In addition, we may not be willing to accept or otherwise restrict our participation in networks of pharmacy providers to comply with PBM demands. We also may elect not to continue or enter into participation in a pharmacy provider network if reimbursements are too low. Should we exit a pharmacy provider network and later resume participation, we may not achieve the same level of business and clients or the PBMs may not choose to include us again in the pharmacy network for their plans. In such events, we may incur increased marketing and other costs to offset these client losses through other strategic initiatives.  As a result, we may lose sales, and if we are unable to replace any such lost sales, our operating results could be materially and adversely affected.

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

Furthermore, the utilization of Medicare Part D by cash and state Medicaid customers, with established pharmacy network payments based on actual acquisition cost, has resulted in increased utilization and decreased pharmacy gross margin rates. In addition, changes to Medicare Part D, such as the elimination of the tax deductibility of the retiree drug subsidy payment received by sponsors of retiree drug plans, could result in our PBM clients deciding to discontinue providing prescription drug benefits to their Medicare-eligible members. To the extent this occurs, the adverse effects of increasing customer migration into Medicare Part D may outweigh the benefits we realize from the growth of our Medicare Part D business.

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

In response to rising specialty drug prices, payers may also demand that we provide additional services, enhanced service levels and other cost savings to help mitigate the increase in drug costs. Additional services with minimal or no service fees would adversely impact our profitability. Since data-management technology and software make it challenging for us to prove certain specific cost savings to payers, we may be unable to demand additional service fees to offset the cost of additional services. Our inability or failure to demonstrate cost efficiencies could adversely impact a payer’s willingness to engage us, exclusively or at all, as a specialty pharmacy in the face of rising drug costs.

There have been multiple executive, congressional and judicial attempts to modify or repeal the Health Reform Laws. We cannot predict the success or effect any modification or repeal and any subsequent legislation would have on reimbursement levels. Furthermore, a third-party payer may not be able to pay timely, or may delay payment of, amounts owed to us due to budgetary constraints or deterioration of financial condition. Recent or future changes in prescription drug reimbursement policies and practices may materially and adversely affect our results of operations.

The amount of DIR fees charged by payers, as well as the timing of assessing such fees and the methodology in calculating such fees, may have a material adverse impact on our financial performance and, to the extent such fees are material, may limit our ability to provide accurate financial guidance for future periods.

Some payers charge certain DIR fees, often calculated and charged several months after adjudication of a claim, which adversely impacts our profitability. DIR fees is a term used by The Centers for Medicare & Medicaid Services (“CMS”) to address price concessions that ultimately may impact the prescription drug costs of Medicare Part D plans, but are not captured at the point of sale. Further, the timing of assessments, changes in the manner in which DIR fees are assessed and methodology in computing DIR fees may materially impact our ability to provide accurate financial guidance to investors and analysts, and may result in a future change in the estimated DIR fees we have recognized. In addition, as reimbursement pressure increases throughout the industry, the amount of DIR fees assessed may increase, which could have an adverse impact on our revenues and results of operations.

Shifts in pharmacy mix toward lower margin drugs could negatively impact our financial condition.

A shift in the mix of pharmacy prescription volume towards lower margin drugs could negatively impact our financial condition. If our prescription volume shifts towards lower margin drugs or drugs with lower reimbursement rates and we are not able to generate additional prescription volume or other business that is sufficient to offset the impact of lower margin or reimbursement rates decline from current levels in future years, our financial condition could be materially and adversely affected.

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

The three leading specialty pharmacies, which operate as divisions within each of Express Scripts (recently acquired by Cigna), CVS Caremark and Walgreens, have significantly greater market share, resources and purchasing power than we do and, in the aggregate, these competitors generally have access to substantially the same limited distribution drugs in our portfolio. Express Scripts and CVS Caremark also benefit from their acquisition activity with healthcare organizations, and CVS Caremark and Walgreens also benefit from their retail and urgent care locations. As we increase in scale and market share, or provide additional healthcare services (including PBM services), we expect more direct competition for certain drugs, payer and patient access, and services from these three companies. Many of our constituents are well informed and can easily move between us and our competitors. These factors together with the impact of the competitive marketplace or other significant differentiating factors between us and our competitors may make it difficult for us to retain existing business.

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

In addition, existing and new competitors continue to innovate and disrupt the competitive healthcare landscape. These disruptions require us to timely and accurately identify and assess such changes. If we fail to effectuate changes to our strategies and business model to compete this could materially and adversely affect our business. Industry analysts have long speculated that Amazon will enter the market for prescription drugs in a meaningful way, and in June 2018, Amazon acquired PillPack, an online pharmacy with licenses in all 50 states. This acquisition potentially provides a platform for future expansion, significant competition and adverse effects on drug pricing.

Any increase in competition noted above could significantly increase the competition for limited-distribution drugs, reduce gross profit, and otherwise materially adversely affect our business, results of operations, financial condition and prospects.

Our results of operations are subject to the risks and uncertainties of fluctuations in pharmaceutical prices.

Our revenue and gross profit are subject to fluctuation based upon the timing and extent of manufacturer price increases. If the frequency or rate of pharmaceutical price increases slows, our results of operations could be adversely affected. In addition, our profitability is impacted by the utilization of prescription drugs. If utilization declines due to inflation in the price of drugs, particularly given the increased usage of high-deductible health insurance plans, our profitability could be adversely affected. Our gross profits are also subject to price deflation. If pharmaceutical price deflation occurs, our results of operations could be adversely affected.

Furthermore, increases in the amounts we pay to procure pharmaceutical drugs, including generic drugs, could have material adverse effects on our results of operations. If we fail to offset such cost increases or modify our activities to reduce the impact, our results of operations could be materially adversely affected.  Our expectations could be materially different than, and any future change in drug prices could be significantly different from, our expectations.

If our relationship with any of our key pharmaceutical manufacturers deteriorates, or if we are unable to create new significant relationships with other pharmaceutical manufacturers, we could lose all or a significant portion of our access to existing and future specialty drugs.

In recent years, an increasing number of pharmaceutical manufacturers have attempted to significantly limit the number of pharmacies that may dispense their drugs. Out of a total of approximately 64,000 traditional and specialty pharmacies, these manufacturers increasingly limit access to their drugs to anywhere from one to 20 specialty pharmacies, to ensure they can manage a drug’s rollout, obtain real time data, and confirm the unique patient population’s receipt of the necessary services and support to remain adherent. There are several limited-distribution drugs to which we do not have access. Access to limited-distribution drugs provides us with significant competitive advantages in developing relationships with payers and physicians. If we cannot obtain access to new limited-distribution pharmaceuticals or lose access to limited-distribution pharmaceuticals we currently distribute this could have a material and adverse impact on our business, profitability and results of operations.

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

Our three largest revenue producing specialty drugs we dispense represented 31 percent, 34 percent and 29 percent of our revenues in 2018, 2017 and 2016, respectively. Our 10 largest revenue producing specialty drugs we dispense represented 44 percent, 51 percent and 51 percent of our revenues in 2018, 2017 and 2016, respectively. If the use of these specialty drugs were to decline due to clinical ineffectiveness, as a result of the introduction of more effective alternatives, or due to increased competition, and we are unable to obtain access to high growth alternative specialty drugs, our revenues would be adversely affected. Loss of revenues from our three largest revenue producing specialty drugs without access to alternative high growth specialty drugs could have a material adverse effect on our revenues in the short term.

Our revenues, profitability and cash flows may be negatively impacted if safety risks of a specialty drug are publicized or if a specialty drug is withdrawn from the market due to manufacturing or other issues.

Physicians may significantly reduce the numbers of prescriptions for a specialty drug with safety concerns or manufacturing issues. Additionally, negative press regarding a drug with a higher safety risk profile may result in reduced consumer demand for such drug. Decreased utilization and demand of a specialty drug we distribute could materially and adversely impact our volumes, net revenues, profitability and cash flows.

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

Risks related to the PBM Industry

The possibility of further client losses and/or the failure to win new business in our PBM Segment.

PBM businesses generate revenues primarily by contracting with clients to provide prescription drugs and related healthcare services to plan members. Industry-wide, PBM client contracts have historically had terms of approximately three years in duration.  However, current competitive pressures may result, and have resulted, in our PBM clients (including our migrating legacy clients) seeking to negotiate shorter contract terms, contracts that are more easily terminated or clients requiring early or periodic renegotiation of pricing prior to expiration of a contract.  Our PBM contracts have varying durations, many of which may be less than three years, and during which either party may be able to cancel without cause or penalty. In limited instances, we have provided services to certain customers without any contractual protections. Accordingly, our PBM clients can easily move between our competitors and often seek competing bids prior to expiration of their contracts. Furthermore, in an effort to retain existing clients, we may be required to contract at reduced rates, which could further adversely impact our profitability.

A lack of contractual protections could increase the negative effect of any future service-related incidents on our business. Other factors, including competitive pressures and performance issues, either individually or in the aggregate, could make it difficult for us to attract new clients, retain existing clients and cross-sell additional services, which could result in an adverse effect on our business and financial results. Since the acquisitions of LDI and NPS, we have experienced substantial lost business in the PBM segment primarily as a result of services issues experienced while transitioning to a new claims processing platform in 2018, third-party acquisitions of our clients, contract non-renewals, reduced contracted rates, terminations prior to expiration as well as other factors. To the extent we continue to lose PBM contracts based on the foregoing or other factors identified herein, our business, financial results and profitability could be materially further adversely affected.

In addition, the PBM industry has been impacted by consolidation activity that may continue in the future. In the event our PBM clients are acquired by an entity that obtains PBM services from a competitor, we may be, and have been, unable to retain all or a portion of our clients’ business. Because of the increasing consolidation of the industry, we continually face challenges in competing for new PBM business and retaining or renewing our existing PBM business.

There can be no assurance that we will be able to win new business or secure renewal business on terms as favorable to us as historical terms (i.e., contractual rates or contract duration) or prevent contract termination. Our inability to reduce or eliminate the loss of business, or a material change in our existing contractual terms, could adversely impact our business, profitability or financial results.

Our PBM revenues have been and may again be highly dependent on a few large clients.

In 2018, approximately 31% of our revenues in the PBM segment were attributable to four customer contracts, all of which were subsequently terminated.  While we expect to diversify our client base and win new business to offset any such losses, there can be no assurance that these efforts will be successful. In the event that our revenues again become attributable to a small number of clients and those clients were to terminate their relationships in the future, our PBM revenues would be materially and adversely affected.

If significant changes occur within the pharmacy provider marketplace, or if other issues arise with respect to our pharmacy networks, including the loss of or adverse change in our relationship with one or more key pharmacy providers, our business and financial results could be impaired.

The entry of one or more large pharmacy chains into the PBM business in addition to the current pharmacy chain competitors, the consolidation of existing pharmacy chains or increased leverage or market share by the largest pharmacy providers, could increase the likelihood of negative changes in our relationship with such pharmacies. Changes in the overall composition of our pharmacy networks, or reduced pharmacy access under our networks, could have a negative impact on our claims volume and/or our competitiveness in the marketplace, which could cause us to fall short of certain performance guarantees in our contracts with clients or otherwise impair our business or results of operations.

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

In this regard, we maintain contractual relationships that provide for purchase discounts and/or rebates on drugs dispensed by pharmacies in our retail network and by our specialty and mail order pharmacies (all or a portion of which may be passed on to clients). Rebates from manufacturers often depend on a PBM’s ability to meet contractual market share membership level requirements, formulary or other requirements, including in some cases the placement of a manufacturer’s products on the PBM’s or client’s formularies. If the discounts or rebates provided by pharmaceutical manufacturers decline, our business and financial results could be adversely affected. In addition, we also maintain contractual relationships with participating pharmacies that provide for discounts on retail transactions for generic and brand name drugs dispensed by pharmacies in our retail network. If we lose our relationship with one or more of the larger pharmacies in our network, or if the retail discounts provided by network pharmacies decline, our business and financial results could be adversely affected.

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

Risks related to our Business

Consolidation in the healthcare industry could materially adversely affect our business, financial condition and results of operations.

Many healthcare industry participants are consolidating to create integrated healthcare delivery systems with significant market power, and we expect such trend to continue (in November 2018 CVS acquired Aetna and in December 2018 Express Scripts acquired Cigna). As provider networks and managed care organizations consolidate, thereby decreasing the number of market participants, competition to provide products and services like ours will become more intense, and the importance of establishing relationships with key industry participants will become greater. In addition, industry participants may try to use their increased market power to negotiate price reductions for our products and services. We expect that market demand, government regulation, third party reimbursement policies and societal pressures will continue to cause the healthcare industry to evolve, potentially resulting in further business consolidations and alliances among the industry participants with whom we engage. If we are forced to reduce prices as a result of either an imbalance of market power or decreased demand for our products, revenue would be reduced, and we could become significantly less profitable.

Impairment to our goodwill and other intangible assets could result in further material non-cash charges to our results of operations in the future.

Goodwill is reviewed for impairment annually during the fourth quarter of each year, or more frequently if an event or change occurs that may indicate that fair value may be below carrying value. We determine fair value considering both the income and market approaches. Definite-lived intangible assets are evaluated for impairment if an event or change occurs such that the carrying amount may not be recoverable. We have completed significant acquisitions in both our Specialty and PBM segments, which have resulted in significant amounts of goodwill and other intangible assests on our balance sheet. Unfavorable changes in the business climate or competitive environment, our revenue forecasts, our market capitalization, capital structure, cost of debt, capital expenditure levels, operating cash flows or interest rates, as well as adverse legal or regulatory actions or developments could cause changes in our estimated fair values.

In 2018, we recorded impairment charges of: (i) $261.9 million impacting the PBM business’s goodwill and definite-lived intangible assets and (ii) $45.8 million impacting the Specialty business’s goodwill, each of which negatively affected our results and income per share for 2018. After giving effect to the impairment charges as of December 31, 2018, we had $850.4 million of goodwill and other intangible assets.  The recent impairments have required, and any future impairment of these assets could require, material non-cash charges to our results of operations, which could have a material adverse effect our stock price and on our financial condition and results of operations.

Our business could be harmed if the supply of any of the specialty drugs we distribute becomes scarce or is disrupted.

Many specialty drugs are manufactured with ingredients that are susceptible to supply shortages. In particular, specialty drugs used to treat disease states such as hemophilia and autoimmune conditions can depend on supplies of donated blood, which may fluctuate. A supply shortage, or in rare cases, a complete cessation of manufacturing, of a specialty drug we distribute could materially and adversely impact our volumes, net revenues, profitability and cash flows. During the course of 2018, we experienced drug shortages that resulted in an increase in our cost of sales, instances in which we were required to limit the amount of a prescription dispensed and a decrease in our profit margin. Should this trend continue with other supplies our financial condition could deteriorate materially and our results of operations could be adversely affected.

We are highly dependent on our senior management and key employees. Competition for healthcare employees is intense, and we may not be able to attract and retain the highly skilled employees that we need to support our business and our anticipated future growth or effectively plan for succession.

Our success largely depends on the skills, experience and continued efforts of our management. We have recently appointed new key executives, including our chief executive officer, and we expect to hire or promote additional key management team members. Furthermore, we intend to grow the business, which will depend on our ability to attract, motivate and retain highly qualified individuals in key management, pharmacist, nursing and similar roles. Competition for senior management and other key personnel in the healthcare field is intense, and the pool of suitable candidates is limited. In addition, the realization of the expected benefits from our recent, and potentially future, acquisitions will depend to some extent on our ability to retain key employees from the entities we have acquired or may acquire in the future. If we fail to provide sufficient incentives to motivate and retain our key executives, our business and prospects may suffer. If we lose the services of one or more of our key employees, we may not be able to find a suitable replacement and our business could be materially adversely affected.

In June 2018, Brian Griffin was appointed chairman of the board of directors and chief executive officer.  Furthermore, in January 2019 the Company and Joel Saban, our former president, mutually agreed that Mr. Saban would resign from his position as the Company’s president. In addition, in March 2019 the Company and Mr. Kavthekar mutually agreed that Mr. Kavthekar would resign from his position as the Company’s chief financial officer, effective April 5, 2019.  Our ability to implement effective succession planning is a key factor for our long-term success. Failure to effectively transfer knowledge and facilitate smooth transitions for key employees could adversely affect our long-term strategic planning and execution, and the morale and productivity of the workforce could be disrupted, all of which may adversely affect our business, financial condition, operating results and prospects.

Our cost savings and restructuring initiatives may be disruptive to our workforce and operations and adversely affect our financial results.

In response to the business environment and to accomplish our strategic objectives, we are undertaking certain cost savings and restructuring initiatives across all sectors of our business. To the extent such initiatives involve workforce changes, such changes may temporarily reduce workforce productivity, which could be disruptive to our business and adversely affect our results of operations. In addition, we may not achieve or sustain the expected cost savings or other benefits of our restructuring plans, or do so within the expected time frame.

A disruption in our operations could hurt our relations with our constituents and significantly impact our results of operations.

Our business is dependent on a number of different operations, products and processes, many of which involve third parties. A disruption in our business operations could result from, among other things, contamination of drugs or a failure to maintain appropriate shipment and storage conditions, including maintenance of our coolers for products that require refrigeration, an error in order processing, the unavailability of services provided by our suppliers, vendors or shipping carriers, labor strikes, or unanticipated disruptions at our dispensing facilities, call centers, data centers, or corporate facilities, which could have a material adverse effect on our business and results of operations. Furthermore, we are in the process of implementing a new operating system within our specialty segment. Should we experience any issues or delays with its implementation, we may be unable to appropriately record and track revenue, costs of sales, accounts receivable and inventory, adjudicate claims or otherwise process and dispense prescriptions; as a result, our business could be materially adversely affected.

We have identified a material weakness in our internal control over financial reporting. If we fail to remediate this material weakness, our ability to produce accurate and timely financial statements could be impaired, which could adversely affect investor views of us and the value of our common stock.

As a public company, we are required to comply with the standards adopted by the Public Company Accounting Oversight Board in compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended, regarding internal control over financial reporting. In connection with our evaluation of compliance, we identified a material weakness in our internal control over financial reporting during the fourth quarter of 2018. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We identified that effective internal controls over financial reporting were not implemented at two of our recently acquired subsidiaries, LDI acquired in December 2017, and NPS acquired in November 2017. Specifically, we did not maintain effective revenue controls to ensure:

•                  adequate review of initial client set up or monitoring of subsequent changes to customer contract terms;

•                  adequate review of revenue reconciliations and related billings;

•                  adequate review of rebate accruals and reconciliations;

•                  adequate review of performance guarantees;

•                  adequate review over the completeness and accuracy of reports and spreadsheets used in the operation of certain internal controls over financial reporting for revenues; and

•                  adequate review of user access administration and program change reviews to revenue applications.

The remediation actions we are taking, and expect to take, include: assessment of the management resources in various departments, including finance and accounting, at LDI and NPS to ensure there is the appropriate level of knowledge, experience and training as well as the appropriate reporting structure to establish and maintain adequate internal controls over financial reporting; enhancement of the management review controls over revenue reconciliations, particularly the depth of review regarding reconciling revenue items; enhancement of the LDI and NPS quality assurance review process over initial contract pricing setup and ongoing changes and implementation of documentation procedures to evidence the management review controls and monitoring of client performance.  However, these steps will take time to fully integrate and confirm, and until the remediation steps are fully implemented and tested, the material weakness will continue to exist.

If we fail to remediate the identified material weakness or identify further material weaknesses, we may not be able to accurately report our financial results, prevent fraud, or file our periodic reports in a timely manner, which may cause investors to lose confidence in our reported financial information and may lead to a decline in our stock price. In addition, our failure to timely file our periodic reports could eventually result in the delisting of our common stock from the New York Stock Exchange, regulatory sanctions from the SEC, and/or the breach of the terms contained in our credit facility, or any preferred equity or debt securities we may issue in the future, any of which could have a material adverse impact on our operations and your investment in our common stock.

We are a decentralized company, which presents certain risks.

The Company operates in a relatively decentralized structure.  As a result, this decentralization places significant control and decision-making powers in the hands of local management.  This presents various risks, including the risk that we may be slower or less able to identify or react to problems affecting our businesses than we would in a more centralized environment.  In addition, the decentralization may cause us to be slower to detect compliance related problems, make our design of effective internal controls more challenging, and lead to difficulties in implementing “company-wide” business initiatives, such as the integration of disparate information technology systems. Each of these challenges may be more costly to implement, and the risk of failure potentially higher, than would be the case in a more centralized structure.  Depending on the nature of the problem or initiative in question, the failure to implement company-wide initiatives could materially adversely affect our business, financial condition or results of operations.

Investment in new business strategies and initiatives could disrupt the Company’s ongoing business and present risks not originally contemplated.

The Company has invested, and in the future may invest, in new business strategies or initiatives, including with respect to its data and analytics capabilities. Such endeavors may involve significant risks and uncertainties, including distraction of management from current operations, lack of expertise to effectively execute such strategies or initiatives, insufficient revenue to offset liabilities assumed and expenses associated with the strategy, inadequate return of capital, and unidentified issues not discovered in the Company’s due diligence. These new ventures are inherently risky and may not be successful. Even if successful they may not have the projected or actual impact that the Company initially expected. As a result, such initiatives may materially adversely affect the Company’s financial condition and operating results.

We may not be able to effectively execute our acquisition strategy or successfully integrate acquired businesses.

Although we have completed several significant acquisitions in recent years, attractive targets and opportunities may not be available or we may be unsuccessful identifying such opportunities or consummating such transactions in the future. There can be no guarantee that any acquisition would be successful or the return on an acquisition would justify our investment of financial and other resources. A failure to select suitable opportunities at fair prices and appropriately conduct due diligence on the acquired company could materially and adversely impact our financial condition and results of operations.

In addition, the success of an acquisition, will depend, in part, on our ability to successfully combine and integrate. It is possible that any integration process could result in any of the following risks which, individually or in aggregate, may have a material adverse effect on our business, affect our ability to achieve, or result in difficulties in realizing, the anticipated financial or strategic benefits and cost savings of an acquisition: the loss of key employees; higher than expected costs; diversion of management attention or capital from other uses; disruption of ongoing businesses or inconsistencies in standards, controls, procedures and policies; impairment of existing relationships with our employees, distributors, suppliers, customers, or other constituents or those of the acquired companies; difficulty in integrating acquired operations, including restructuring and realigning activities, personnel, technologies, information and data security and products; and assumption of known and unknown liabilities, some of which may be difficult or impossible to quantify. In addition, acquiring entities and the integration in to our operations may require significant capital expenditures, increased indebtedness and non-cash impairment charges relating to acquired assets. If we experience difficulties with the integration process, the anticipated benefits of an acquisition may not be realized fully, or at all, or may take longer to realize than expected. These integration matters could have an adverse effect during any transition period and on the combined company for an undetermined period after completion of an acquisition.

We will continue to review strategic acquisition opportunities that will enhance our market position, expand our services, expertise and drug access, add value to our constituents, and/or provide sufficient synergies. Strategic transactions, including the pursuit of such transactions, often require significant up-front costs and require significant resources and managements’ attention. These significant up-front costs relate to the assessment, due diligence, negotiation and execution of the transaction. We may also incur additional costs to retain key employees as well as transaction fees and costs related to executing our integration plans.

Our future success depends upon our ability to maintain and manage our continued growth. If we are unable to manage our growth effectively, we may incur unexpected expenses and be unable to meet the demands of our customers and other constituents.

Over the past several years our business has grown and changed significantly, and we aim to continue to expand the scope of our operations, both organically and through strategic acquisitions. Growth in our operations will place significant demands on our management, financial and other resources. We cannot be certain that our current systems, procedures, controls and space will adequately support expansion of our operations, and we may be unable to expand or upgrade our systems or infrastructure to accommodate future growth. Our future operating results will depend on the ability of our management and key employees to successfully maintain our independence and corporate culture, preserve the effectiveness of our high-touch patient care model, manage changing business conditions, manage new business lines such as PBM services, and implement and improve our technical, administrative, financial control and reporting systems. Our inability to finance future growth, manage future expansion, or hire and retain the personnel needed to manage our business successfully could have a material adverse effect on our business and prospects.

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

•                  the formularies implemented at PBMs which may require us to dispense less profitable drugs; and

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

We purchase a significant amount of prescription drugs from one wholesaler and two manufacturers. The loss of any of these relationships could disrupt our business and adversely impact our revenues for one or more fiscal quarters.

Specialty drug purchases from AmerisourceBergen, a drug wholesaler, Celgene and Pharmacyclics, pharmaceutical manufacturers, represented 28 percent, 17 percent and 17 percent, respectively, of our drug spend in 2018, 41 percent, 17 percent and 14 percent, respectively, of our drug spend in 2017, and 49 percent, 13 percent and 10 percent, respectively, of our drug spend in 2016. Our current contract with AmerisourceBergen expires May 31, 2021. The agreement provides for negotiated discounts that differ by drug classification, and any permitted reclassification of products by AmerisourceBergen to a lower discount category could have an adverse impact on our gross profit. In addition, the current contract also contains a purchasing threshold for the first year of approximately $1.3 billion to maintain these current negotiated discounts.  Furthermore, AmerisourceBergen has a long-term relationship with one of the largest specialty pharmacy companies in the country, which could adversely impact our relationship with AmerisourceBergen. Our significant competitors may obtain better discounts from AmerisourceBergen or other wholesalers, which could impair our competitiveness.

Our amended agreement with Celgene expires June 30, 2019 and can be terminated by either party without cause upon 90 days prior written notice, or earlier in the event of a material breach. Unlike the specialty drugs we purchase from AmerisourceBergen, the specialty drugs we purchase from Celgene are not available from any other source.

Our agreement with Pharmacyclics automatically renews annually and can be terminated by either party without cause upon 90 days prior written notice, or earlier in the event of a material breach. Unlike the specialty drugs we purchase from AmerisourceBergen, the specialty drugs we purchase from Pharmacyclics are not available from any other source.

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

Many aspects of our operations are dependent on our communications and information systems and the information collected, processed, stored and handled by these systems. Throughout our operations, we receive, retain and transmit certain highly confidential information, including personal health information, personally identifiable information and other data that our customers and other constituents provide to purchase products or services, enroll in programs or services, register on our websites, interact with our personnel, or otherwise communicate with us. In addition, for these operations, we depend, in part, on the secure transmission of confidential information over public networks. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance, or other disruptions. Techniques used to obtain unauthorized access or sabotage systems change frequently and may not be immediately identifiable. As a result, we may not be able to implement adequate preventative measures or may not anticipate future techniques. Although we have not historically experienced a major systems failure or security breach, our information systems are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses and security breaches including credit card information breaches, vandalism, catastrophic events and human error. Like most companies that conduct business in part over the internet, we rely on the availability and connectivity of the internet, which is out of our control.

In addition, our business requires that third parties have access to our information, including proprietary, sensitive confidential, operational, customer, employee, personal or supplier information, and critical operating systems. These third-parties similarly are exposed to risks imposed by data breaches and cyber-attacks that may damage their networks or systems or disrupt their business. We have implemented security processes, protocols and standards, as well as contractual provisions imposing similar security measures on third-parties, however these may not be sufficient or effective at preventing unauthorized access to, disruptions or denials of access to, or misuse of, our information or systems.

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

We have significant outstanding debt, which could adversely affect us, including by decreasing our business flexibility and increasing our interest expense. Our debt service obligations will reduce the funds available for other business purposes, and the terms and covenants relating to our current and future indebtedness could adversely impact our financial performance and liquidity. Failure to meet our debt service obligations could have a material adverse effect on our business, financial condition and results of operations.

We had outstanding indebtedness of $640.8 million under our credit facility, which includes our term loans, at December 31, 2018. As of such date, we could incur up to an additional $73.7 million in indebtedness under our credit facility and we may be permitted to incur additional indebtedness under specified conditions. We have substantially increased the amount of our outstanding indebtedness compared to our recent historical indebtedness amounts, which could have the effect, among other things, of reducing our flexibility to respond to changing business and economic conditions and increasing our interest expense.

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

If our operating results, cash flow or capital resources prove inadequate, or if interest rates rise significantly, we could face liquidity constraints. If we are unable to service our debt or experience a significant reduction in our liquidity, we could be forced to reduce or delay planned capital expenditures and other initiatives (including acquisitions), sell assets, restructure or refinance our debt or seek additional equity capital, and such transactions may not be available on terms acceptable to us or at all. We may in the future need to raise substantial additional financing to fund working capital, capital expenditures, debt service requirements, debt refinancing, acquisitions or other general corporate requirements. This may make us more vulnerable in the event of a downturn in our business. Our ability to arrange additional financing or refinancing will depend on, among other factors, our financial position and performance, as well as prevailing market conditions and other factors beyond our control. Furthermore, any of these actions may not be sufficient to allow us to service our debt obligations or may have an adverse impact on our business. In connection with the issuance of debt, the major credit rating agencies will assign a company and its corporate debt a credit rating. Ratings are based on a number of factors, including assessment of our financial strength and financial policies. There can be no assurance a rating will not be changed or withdrawn by a rating agency or that any particular rating assigned to us will remain in effect for any given period of time. Any downgrade of our credit ratings, including as a result of us incurring additional debt, could adversely affect our cost of borrowing, liquidity, access to capital markets and our competitive position, as well as increase the potential for counterparty risk associated with our existing facility. There can be no assurance that we will be able to obtain additional financing or refinancing and failure to obtain such additional financing or refinancing could have a material adverse impact on our operations.

In 2018, the Company became a party to two pay-fixed and receive-floating interest rate swaps, which become effective on March 29, 2019 and terminate on March 31, 2022.  The combined notional amount of the interest rate swaps was $290.6 million at December 31, 2018. The use of derivatives, including interest rate swaps, is a highly specialized activity that involves certain risks, including counterparty risk. The impact of the use of interest rate swaps will fluctuate and dependent upon movements in market interest rates. See, “The use of swaps is a highly specialized activity that requires an understanding not only of the referenced rate but also of the swap itself. We bear the risk of loss of the amount expected to be received under a swap agreement in the event of the default or bankruptcy of a swap agreement counterparty” below.

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

The use of swaps is a highly specialized activity that requires an understanding not only of the referenced rate but also of the swap itself. We bear the risk of loss of the amount expected to be received under a swap agreement in the event of the default or bankruptcy of a swap agreement counterparty.

Our use of interest rate swaps to reduce risk involves costs and whether such swaps will be successful depends on, and is subject to, our ability to, among other things, have correctly predicted and forecast changes in interest rates and other applicable factors. If we incorrectly forecast these and other factors, the interest rate swaps we have entered into may have an adverse impact on our financial results. No assurance can be given that our judgment in this respect will be correct.

In addition, changes in the credit quality of the companies that serve as our counterparties with respect to interest rate swaps will affect the efficacy of those instruments. If a counterparty incurs significant financial hardships, including bankruptcy, the entity’s capital may be called into question and their continued ability to perform their obligations under such transactions may be reduced or non-existent. By using interest rate swaps, we assume the risk that our counterparties could experience financial hardships, and if a counterparty defaults we would not be able to use the anticipated net receipts under the derivative contract to offset our interest payments potentially resulting in an increase in interest payments and have a material adverse impact on our operations.

Our failure to maintain significant relationships or build new relationships with clinical experts and key thought leaders at U.S. physician groups and universities could result in a loss of existing patients, and future referrals, and could materially adversely impact our business and prospects.

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

Although we opened a call center and future distribution center in Chandler, Arizona, many of the prescriptions we distribute are currently distributed from a single facility or stored at a single storage site. Loss or damage to a distribution facility or storage site due to a natural disaster or other catastrophic event could cause interruptions or delays in our business and loss of inventory and adversely affect our ability to deliver products to meet patient demands or contractual requirements, which may result in a loss of revenue and other adverse business consequences. Although we expect our Chandler, Arizona facility to provide redundancy and disaster recovery capabilities, in the event these capabilities do not materialize, because of the time required to approve and license a distribution facility a third-party manufacturer may not be available on a timely basis to replace distribution capabilities in the event we lose distribution capabilities due to natural disaster, regulatory action or otherwise. Such natural disasters or catastrophic events could materially and adversely affect the U.S. economy in general and the healthcare industry specifically. For example, in the event of a natural disaster, bioterrorism attack, pandemic or other extreme events, we could face, among other things, significant medical costs and increased use of healthcare services. Any such disaster or similar event could have a material adverse effect on our results of operations, financial position and cash flows.

Our disaster recovery plan is currently limited and has yet to be tested by a real-world catastrophic event. As a result, we do not know how our disaster recovery plan will function, if at all, should such an event occur. In addition, we may not be able to fully implement our disaster recovery plan, or at all, in the event of a natural disaster or other catastrophic event. Even though we believe we carry commercially reasonable business interruption and liability insurance, that protects us in certain events for a limited period of time, we might suffer losses because of business interruptions that exceed the coverage available under our insurance policies or for which we do not have coverage and our business interruption insurance may not adequately compensate us for losses that may occur. If a significant portion of our facilities was destroyed or our operations were interrupted for any extended period, our business, financial condition, and operating results would be harmed.

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

We are subject to risks relating to litigation, enforcement actions, regulatory proceedings, government inquiries and investigations, and other similar actions in connection with our business operations, including the dispensing of pharmaceutical products by our specialty and home delivery pharmacies, claims and complaints related to the various regulations to which we are subject, services rendered in connection with our disease management activity and our pharmacy benefits management services. While we are currently not subject to any material litigation of this nature, such litigation is not unusual in our industry. Further, while certain costs are covered by insurance, we may incur uninsured costs related to the defense of such proceedings that could be material to our financial performance. In addition, as a public company, any material decline in the market price of our common stock may expose us to purported class action lawsuits that, even if unsuccessful, could be costly to defend or indemnify (to the extent not covered by insurance) and a distraction to management. See Item 3, “Legal Proceedings” for information regarding purported class actions against the Company and certain current and former executive officers and a shareholder derivative suit. The results of legal proceedings are often uncertain and difficult to predict, and the Company could from time to time incur judgments, enter into settlements, materially change its business practices or technologies or revise its expectations regarding the outcome of certain matters. In addition, the costs incurred in litigation can be substantial, regardless of the outcome. If one or more of these proceedings or any future proceeding has an unfavorable outcome, we cannot provide any assurance it would not have a material adverse effect on our business and results of operations, including our ability to attract and retain clients as a result of any negative reputational impact of such an outcome.

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

Our hospital program supports hospitals that are 340B covered entities pursuant to which such hospitals are able to purchase certain specialty drugs from pharmaceutical manufacturers at a discount for dispensing to eligible patients. In cases where the covered entity treats an insured patient with a discounted specialty drug, the federal government or the patient’s private insurance routinely reimburses the entity for the full price of the medication, and the entity is able to retain the difference between the reduced price it pays for the drug and the full amount for which it is reimbursed. In recent years, this practice and other aspects of the 340B Program have come under increased scrutiny. In August 2015, HHS published proposed 340B program guidance (the “Proposed Guidance”), which was subsequently withdrawn in January 2017. The Proposed Guidance related to program eligibility and registration, eligibility of drugs for purchase under 340B, patient eligibility to receive 340B drugs, requirements for covered entities, arrangements for contract pharmacies, manufacturer responsibilities, rebate options for HIV drug assistance programs and program integrity. To address regulatory concerns with the risk of double discounting in the contract pharmacy setting, the Proposed Guidance provided that contract pharmacies will not dispense 340B drugs to certain Medicaid patients without a written agreement that describes a system to prevent duplicate discounts. In addition, the Proposed Guidance provided that (1) each covered entity is expected to conduct quarterly reviews and annual independent audits of each contract pharmacy location, and (2) any 340B Program violation detected through quarterly reviews or annual audits of a contract pharmacy should be disclosed to HHS. Although the Proposed Guidance has been withdrawn at this time it may be resubmitted at a later date and any potential impact of the Proposed Guidance is not known.

Although we are not direct participants, the 340B Program and related services accounted for less than 0.1 percent of our revenues in each of the years ended December 31, 2018, 2017 and 2016, our involvement with hospitals that are covered entities could cause reputational harm as a result of increased controversy regarding the 340B Program. In addition, if hospitals decrease their utilization of the 340B Program, whether due to regulatory changes or increased scrutiny, such decrease would impact revenue from this business.

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

Moreover, certain politicians, including the President, have announced plans to regulate the prices of pharmaceutical products. On May 11, 2018, President Trump’s administration released a “Blueprint” describing strategies for reducing drug prices and patient out-of-pocket costs. The Blueprint describes four “challenges” in the U.S. drug market: (i) “high list prices for drugs”; (ii) “seniors and government programs overpaying for drugs due to lack of the latest negotiation tools”; (iii) “high and rising out-of-pocket costs for consumers”; and (iv) “foreign governments free-riding off of American investment in innovation.” On February 6, 2019, the U.S. Department of Health and Human Services (“HHS”) released a proposed regulation that would impact Medicare and Medicaid. The proposed rule-making would remove rebates paid by drug manufacturers to PBMs from the Anti-Kickback Statute safe-harbor and would also create new Anti-Kickback Statute safe-harbors for point-of-sale price reductions and fixed fee payments for certain PBM services. While HHS has taken several actions in response to the Blueprint, we cannot predict the additional actions by HHS, the timing of or what form the final regulation may take, what form other proposals within the Blueprint may take, or the market’s perception of how such proposals and provisions would affect us, or responses from other drug companies. These actions may alter the current economics of our business or may require changes to our business strategy, which could negatively impact our business and materially adversely affect our financial condition, profitability and results of operation. Furthermore, although the proposed regulation would only impact Medicare and Medicaid it has the potential to result in additional changes to commercial PBM contracts. If the proposed regulation results in a similar reduction in payments from private payers or less drug price inflation, that may impact the profitability of our commercial contracts, which may adversely impact our business.

Congress has also signaled an intent to address pharmaceutical pricing, with hearings being held in the House of Representatives and Senate to examine the cost of prescription drugs. Federal legislators previously proposed legislation that would require pharmaceutical manufacturers to report price increases and provide a public justification for increases that exceed given benchmarks and authorize HHS to negotiate the price of Part D prescription drugs. In addition, new legislation has recently been proposed that would further require the government to negotiate pharmaceutical prices directly with manufacturers. The implementation of cost containment measures or other healthcare reforms that we cannot predict, may limit our ability to generate revenue or may have a material adverse effect on our business.

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

Some of the healthcare laws and regulations that apply to our activities include:

•                  The federal Anti-Kickback Statute prohibits individuals and entities from knowingly and willfully paying, offering, receiving or soliciting money or anything else of value in order to induce the referral of patients, or to induce a person to purchase, lease, order, arrange for, or recommend services or goods covered in whole or in part by a federal healthcare program. The Anti-Kickback Statute is an intent-based statute and the failure of a business arrangement to satisfy all elements of a safe harbor will not necessarily render the arrangement illegal, but it may subject that arrangement to increased scrutiny by enforcement authorities. Any violation of the Anti-Kickback Statute can lead to significant penalties, including criminal penalties, civil fines and exclusion from participation in Medicare and Medicaid.

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

•                  Pharmacies and pharmacists must obtain federal and state licenses to operate, distribute and dispense pharmaceuticals and controlled substances. If we are unable to maintain our licenses, meet certain security and operating standards or comply with acts and regulations covering among other things, the sale, distribution and dispensing of controlled substances, or if states place burdensome restrictions or limitations on non-resident pharmacies, this could limit or affect our ability to operate in some states. Furthermore, federal and state regulatory authorities have broad enforcement powers, and are able to seize or recall products and impose significant criminal, civil and administrative sanctions for violations of such laws and regulations.

•                  Pharmacy benefits managers must obtain state licenses and comply with various insurance regulations to operate. If we are unable to maintain our licenses or if states place burdensome regulations on pharmacy benefits managers, this could limit or affect our ability to operate in some states.

•                  ERISA and related regulations regulate many aspects of a pharmacy benefit manager’s contractual relationships with their clients. The failure of our PBMs to comply with ERISA requirements could result in fines and loss of reputation. In addition, some states attempt to enact laws which impose fiduciary status on PBMs under certain circumstances which could have a negative effect on the PBMs margins.

•                  Many states impose “any willing provider”, “MAC” and “due process” laws on pharmacy benefit managers which can affect a PBM’s ability to manage certain aspects of the PBMs pharmacy network, including reimbursement to pharmacies.

•                  Pharmacy benefits managers that participate in the Medicare Part D Prescription Drug Program are subject to increasing federal regulations, including certain pricing restrictions and additional compliance requirements. Such participation can result in increased costs to the PBM as well as increased risk of running afoul of the related regulations. See — “Legislative or regulatory policies in the U.S. designed to manage healthcare costs or alter healthcare financing practices or changes to government policies in general may adversely impact our business and results of operations.” above.

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

There is substantial regulation at the federal and state levels addressing the use, disclosure and security of patient identifiable health information. At the federal level, HIPAA and the regulations issued thereunder impose extensive requirements governing the transmission, use and disclosure of health information by all participants in healthcare delivery, including physicians, hospitals, insurers and other payers. Many of these obligations were expanded under HITECH, passed as part of the American Recovery and Reinvestment Act of 2009. In addition, statues and regulations surrounding data security and privacy are frequently imposing new and changing standards. As a result, the framework for data security and privacy, including regulation of the collection, use and transfer of personal data, is becoming increasingly complex. Failure to comply with standards issued pursuant to federal or state statutes or regulations may result in criminal penalties and civil sanctions. In addition to regulating privacy of individual health information, HIPAA includes several anti-fraud and abuse laws, extends criminal penalties to private healthcare benefit programs and, in addition to Medicare and Medicaid, to other federal healthcare programs, and expands the Office of Inspector General’s authority to exclude persons and entities from participating in the Medicare and Medicaid programs. Further, future regulations and legislation that severely restrict or prohibit our use of patient identifiable or other information could limit our ability to use information critical to the operation of our business. If we violate a patient’s privacy or are found to have violated any federal or state statute or regulation with regard to confidentiality or dissemination or use of PHI, we could be liable for significant damages, fines, or penalties and suffer severe reputational harm, each of which could have a material adverse effect on our business, results of operations and prospects. These risks may become more prominent as we provide additional services related to our de-identified data.

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

Many of the structural changes enacted by the Health Reform Laws were implemented in 2014; however, much of the applicable regulations and sub-regulatory guidance are subject to being repealed or replaced. There have been multiple executive branch and congressional attempts and lawsuits to modify or repeal Health Reform Laws one of which succeeded in 2018 in repealing the individual mandate penalty for failing to maintain health insurance beginning in 2019.  Furthermore, a judge for the United States District Court for the Northern District of Texas, has recently ruled the Health Reform Laws unconstitutional, however, the effectiveness of this ruling has been stayed. As a result, we cannot predict the success or effect these modifications or the aforementioned repeal and any subsequent legislation would have on our business or the healthcare industry in general. Any future actions or developments regarding Health Reform Laws or otherwise could adversely impact prescription drug coverage, regulation of pharmacy services, changes to pharmacy reimbursement rates, or the way we do business. There is considerable uncertainty as to the impact of Health Reform Laws (and their potential repeal or replacement) on our business, any of which could have a material adverse impact on our business.

With respect to our PBM business the Health Reform Laws impose certain transparency requirements related to the healthcare insurance exchanges and healthcare coverage for Americans in general. The Health Reform Laws impact our business in a variety of ways and long-term impacts remain unclear with respect to the implementation of certain components of the Health Reform Laws and related regulatory guidance. Known impacts include an increase in utilization of the pharmacy benefit, compliance obligations stemming from increased state and federal government involvement in the healthcare marketplace, shifting claims liability from plan sponsors to third-party administrators for certain women’s preventive benefits, data reporting obligations to support health plan issuers and insurers operating in the healthcare exchanges and general market reforms prohibiting the use of many factors traditionally used to establish premiums and adjustments implemented by health plan sponsors and health insurance providers.

Tax matters, including disagreements with taxing authorities, and imposition of new taxes could impact our results of operations and financial condition.

•                  The company is subject to taxation by the various taxing authorities at the federal, state, and local levels where it does business.  Changes in these applicable tax laws and regulations, or their interpretations and application, including retroactive effect, could affect our tax expense and profitability, as seen in 2017 with the Tax Cut and Jobs Act.

•                  The company is subject to various indirect taxes (sales and use tax, business taxes, and gross receipts taxes).  Indirect taxes are very complex and an evolving issue.  On June 21, 2018, the U.S Supreme Court decided South Dakota v. Wayfair, Inc. et al, a case that challenged the current law which limited the collection requirement to sellers with a physical location in a state.  States can now require collection of sales taxes even if a company is not physically located in that state. In addition, many states are increasingly looking for ways to increase revenues, which have resulted in legislative action, including new taxes on services and gross revenues and through other indirect taxes.

•                  We are also subject to regular reviews, examinations, and audits by the Internal Revenue Service and other taxing authorities with respect to our taxes. Although we believe our tax estimates are reasonable, if a taxing authority disagrees with the positions we have taken, we could face additional tax liability, including interest and penalties. There can be no assurance that payment of such additional amounts upon final adjudication of any disputes will not have a material impact on our results of operations and financial position.

•                  From time to time, some taxing authorities in the United States have notified us that they believe we owe them certain taxes imposed on our services. These notifications have not resulted in any significant tax liabilities to date, but there is a risk that some jurisdiction may be successful in the future, which would harm our business.

•                  Tax provisions and our reserves for federal, state, and local taxes are very subjective. Our evaluation of our tax matters is based on several factors, including relevant facts and circumstances, applicable tax law, correspondence with tax authorities during audits, and effective settlement of audit issues. Although we believe our amounts are reasonable, no assurance can be given that the final tax authority review will not be materially different than that which is reflected in our income tax provision and related tax reserves. Such differences could have a material adverse effect on our income tax provision in the period in which such determination is made and, consequently, on our financial position, cash flows, or net income.

•                  We outsource our income tax return and provision preparation to third parties. Outsourcing of services to third parties could expose us to substandard quality of service delivery or substandard deliverables, which may result in missed deadlines or other timeliness issues, or non-compliance which could negatively impact our results of operations.

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

In addition, the award agreements for outstanding stock options under our 2007 Option Plan generally provide that all unvested options will immediately vest upon a change in control. The 2014 Omnibus Plan permits the Board of Directors or a committee thereof to accelerate, vest, or cause the restrictions to lapse with respect to outstanding equity awards in the event of, or immediately prior to, a change in control. Our more recent form of equity awards contain “double trigger” vesting related to a change of control (i.e., requiring a change of control and subsequent termination without cause or resignation for good reason), however, vesting or acceleration of awards, as described above, could discourage the acquisition of our Company.

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

Philip Hagerman and various trusts affiliated with or for the benefit of Philip Hagerman or his wife and family (the “Hagerman family”) beneficially own approximately 23 percent of our common stock as of March 15, 2019. Therefore, the Hagerman family will continue to have significant influence over the outcome of votes on all matters requiring approval by shareholders, including the election of directors, the adoption of amendments to our articles of incorporation and bylaws, and approval of a sale of the Company and other significant corporate transactions. Furthermore, the interests of the Hagerman family may be different than the interests of other shareholders. This concentration of voting power could also have the effect of delaying, deterring, or preventing a change in control or other business combination that might otherwise be beneficial to our shareholders.

ITEM 1.B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Our corporate headquarters, which includes our main distribution facility, are located in Flint, Michigan.  We operate seven specialty pharmacy locations, one combination specialty/retail pharmacy location, 13 specialty infusion pharmacy locations, one combination infusion/retail pharmacy location and one mail order specialty pharmacy in 15 states.  In addition to our corporate headquarters offices, we also lease or own office facilities in 43 other locations.

Our corporate headquarters along with two pharmacy locations and two office facilities are owned by the Company.  Our other locations are leased.

All of our specialty, specialty infusion and other pharmacy locations and a majority of our office and distribution facilities are used in our specialty segment.  A portion of our corporate headquarters offices, a specialty pharmacy and certain other office facilities are used in our PBM segment.

All of our facilities are suitable and adequate for our current business needs.

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

On February 10, 2017, the Company’s Board of Directors (the “Board”) received a demand letter from a purported shareholder containing allegations similar to those contained in the putative class action complaint described above. The letter demanded that the Board take action to remedy the alleged violations. In response, the Board established a Special Independent Committee of its disinterested and independent members to investigate the claims. Subsequently, on June 2, 2017, the shareholder filed a putative shareholder’s derivative lawsuit in the Michigan Circuit Court for the County of Genesee regarding the same matters alleged in the demand letter. The complaint names the Company as a nominal defendant and names a number of the Company’s current and former officers and directors as defendants. The complaint seeks unspecified monetary damages and other relief. On February 6, 2019, the parties reached an agreement-in-principle to settle the action. A preliminary settlement approval hearing is scheduled for April 8, 2019. If approved by the Court, the settlement would not have a material impact on the Company’s results of operations, financial condition or cash flows.

On February 24, 2019 and March 6, 2019, in the U.S. District Court for the Central District of California and on March 12, 2019 in the U.S. District Court for the Northern District of Illinois, putative class actions complaints were filed against Diplomat Pharmacy, Inc. and certain current and former officers of the Company. The complaints allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 in connection with public filings made between February 26, 2018 and February 21, 2019 (the “potential class period”). The plaintiffs each seek to represent a class of shareholders who purchased stock in the potential class period. The complaints seek unspecified monetary damages and other relief. The Company believes the complaints and allegations to be without merit and intends to vigorously defend itself against the actions. The Company is unable at this time to determine whether the outcome of the litigation would have a material impact on its results of operations, financial condition or cash flows.

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

PART II

ITEM 5.            MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has been listed on the New York Stock Exchange under the symbol “DPLO” since October 10, 2014.  Prior to that date, there was no public market for our common stock.

On March 15, 2019, we had 74,489,773 shares of common stock, no par value, outstanding and 39 holders of record of our common stock. A substantially greater number of holders are beneficial owners whose shares are held of record by banks, brokers and other nominees. The transfer agent and registrar for our common stock is Computershare Trust Company, N.A.

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

Issuer Purchases of Equity Securities

There have been no repurchases of our common stock either on the open market or by private transaction during the quarter ended December 31, 2018.

Performance Graph

The following graph compares the total cumulative stockholder return on our common stock with the total cumulative return of the S&P 500 Index and the S&P Small Cap 600 Index during the period commencing on October 10, 2014, the initial trading day of our common stock, and ending on December 31, 2018. The graph assumes that $100 was invested at the beginning of the period in our common stock and in each of the comparative indices, and the reinvestment of any dividends. Historical stock price performance should not be relied upon as an indication of future stock price performance.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial and operating data should be read in conjunction with the information under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes in “Item 8. Financial Statements and Supplementary Data” (“Item 8”) of this Annual Report on Form 10-K. Results of operations and the fair values of assets and liabilities from businesses acquired in the years 2014 through 2017 are included from their respective acquisition dates forward. See Note 4 of Item 8 for further business acquisition details.

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(Dollars in thousands, except per share amounts)
Consolidated Statements of Operations Data
Net sales	$5,492,524	$4,485,230	$4,410,388	$3,366,631	$2,214,956
Cost of sales (1) (2)	(5,116,515)	(4,211,085)	(4,144,802)	(3,147,693)	(2,098,992)
Gross profit (1) (2)	376,009	274,145	265,586	218,938	115,964
Selling, general and administrative expenses (1) (2)	(335,650)	(255,580)	(213,705)	(173,001)	(103,381)
Goodwill impairments (3)	(224,966)	—	—	—	—
Impairments of definite-lived intangible assets (3)	(82,678)	—	(4,804)	—	—
(Loss) income from operations	(267,285)	18,565	47,077	45,937	12,583
Other (expense) income:
Interest expense	(41,650)	(10,716)	(6,573)	(5,239)	(2,528)
Equity loss and impairment of non-consolidated entities	(329)	—	(4,659)	—	(6,208)
Change in fair value of redeemable common shares	—	—	—	—	9,073
Termination of existing stock redemption agreement	—	—	—	—	(4,842)
Other	1,956	213	370	308	1,128
Total other expense	(40,023)	(10,503)	(10,862)	(4,931)	(3,377)
(Loss) income before income taxes	(307,308)	8,062	36,215	41,006	9,206
Income tax benefit (expense)	5,039	7,126	(11,195)	(16,234)	(4,655)
Net (loss) income	(302,269)	15,188	25,020	24,772	4,551
Less net loss attributable to noncontrolling interest	—	(322)	(3,253)	(1,004)	(225)
Net (loss) income attributable to Diplomat Pharmacy, Inc.	(302,269)	15,510	28,273	25,776	4,776
Net income allocable to preferred shareholders	—	—	—	—	458
Net (loss) income allocable to common shareholders	$(302,269)	$15,510	$28,273	$25,776	$4,318

(Loss) income per common share:
Basic	$(4.07)	$0.23	$0.43	$0.42	$0.12
Diluted	$(4.07)	$0.23	$0.42	$0.41	$0.11

Weighted average common shares outstanding:
Basic	74,244,520	68,130,322	65,970,396	60,730,133	36,012,592
Diluted	74,244,520	68,780,053	68,047,723	63,096,951	38,553,995

	As of December 31,
	2018	2017	2016	2015	2014
	(Dollars in thousands)
Consolidated Balance Sheet Data
Total assets	$1,476,359	$1,940,423	$1,099,254	$1,001,579	$390,086
Total debt	626,169	720,848	146,939	117,000	—
Total shareholders’ equity	465,084	749,501	613,724	515,546	168,727

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(Per prescription information in dollars)
Other Data (unaudited)
Specialty
Prescriptions dispensed	918,000	886,000	981,000	911,000	797,000
Net sales per prescription dispensed	$5,201	$5,037	$4,487	$3,683	$2,770
Gross profit per prescription dispensed	$301	$301	$264	$240	$147

PBM (4)
Prescriptions filled (adjusted to a 30-day equivalent) (5)	8,171,000	764,000	—	—	—
Gross profit per prescription filled	$12	$5	$—	$—	$—

(1)         During the second quarter of 2018, the Company changed its accounting policy to reclassify shipping and handling costs incurred at its dispensing pharmacies from Selling, general and administrative expenses to Cost of sales in its consolidated statements of operations. The amount reclassified was $55,426, $45,795, $35,833 and $22,664 for the years ended December 31, 2017, 2016, 2015 and 2014, respectively.

(2)         During the second quarter of 2018, the Company changed the classification of the cost of its nursing support services to Cost of sales, which were previously reported in Selling, general and administrative expenses in its consolidated statements of operations. The amount of the adjustment was $19,108, $13,447, $8,468 and $1,511 for the years ended December 31, 2017, 2016, 2015 and 2014, respectively.

(3)         As a result of our annual impairment test for goodwill in 2018, the Company recorded a non-cash impairment charge of goodwill and at the same time recorded a non-cash impairment charge of certain definite-lived intangible assets.  In 2016, the Company recorded a non-cash impairment charge related to definite-lived intangible assets of a 51% owned entity. Refer to our discussion in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 8 to our consolidated financial statements.

(4)         Information is presented from the dates of acquisition of the PBM businesses

(5)         A 90-day prescription is counted as three 30-day prescriptions filled

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in thousands, except per share, per patient and per prescription data)

Overview

We are the largest independent provider of specialty pharmacy and infusion services in the U.S. We are focused on improving the lives of patients with complex chronic diseases while also delivering unique solutions for manufacturers, hospitals, payers and providers. Our patient-centric approach positions us at the center of the healthcare continuum for treatment of complex chronic diseases. We offer a broad range of innovative solutions to address the dispensing, delivery, dosing and reimbursement of clinically intensive, high-cost specialty drugs (many of which can cost more than $100,000 per patient, per year) and a wide range of applications.  Following our acquisitions of LDI and NPS in late 2017, we began to provide PBM services designed to help our customers reduce the cost and manage the complexity of their prescription drug programs. We have expertise across a broad range of high-growth specialty therapeutic categories, including oncology, immunology, specialty infusion therapy, hepatitis, multiple sclerosis and many other serious or long-term conditions. We dispense to patients in all U.S. states and territories through our advanced distribution centers and manage centralized clinical call centers to deliver localized services on a national scale. Diplomat opened its doors in 1975 as a neighborhood pharmacy with one essential tenet: “Take good care of patients and the rest falls into place.” Today, that tradition continues—always focused on improving patient care and clinical adherence.

Our revenues are derived from: (i) customized care management programs we deliver to our patients, including the dispensing of their specialty medications and (ii) PBM services that we provide to our customers, from the date of our acquisitions of LDI and NPS in late 2017. Our specialty pharmacy services revenue growth has historically been primarily driven by manufacturer price inflation, new drugs coming to market, new indications for existing drugs, volume growth with current clients, and the addition of new clients. For the years ended December 31, 2018, 2017 and 2016, our revenues were primarily derived from the dispensing of drugs.  Less than one percent of our revenues were derived from service fees received for reporting of data associated with those dispenses to pharmaceutical manufacturers and other outside companies.

Revenue generated in our Specialty segment has largely been driven by our position as a leader in the oncology, specialty infusion and immunology therapeutic categories. For the years ended December 31, 2018, 2017 and 2016, we generated approximately 85 percent, 83 percent and 74 percent, respectively, of our Specialty segment revenues in these categories.

In our Specialty segment, in the near-term we expect future revenue and profits will be negatively impacted by increased competitive pressures which are expected to drive reduced prescription volumes.  We also believe we may be negatively affected by a less favorable drug mix. Increased market consolidation has created opportunities for healthcare companies or PBMs to move patients to preferred pharmacies and narrow their networks on the commercial side. As a result, we are beginning to observe negative volume impacts connected to increasingly narrow or exclusive networks by large PBMs and health plans as well as less favorable drug mix due to payer formulary changes and brand versus generic mix and associated generic conversion rates. In addition, in both our commercial and Medicare businesses, we are observing that large integrated competitors, as well as health plans that own specialty pharmacies, are increasingly implementing aggressive member channel management techniques. Additionally, there continues to be pressure on reimbursement rates from payers which tend to reset annually.

Longer-term, we believe that we can offset industry competitive pressures and market consolidation with our expanding breadth of services, our growing penetration of new partnerships with health plans and hospital systems, and our access to over 125 limited-distribution drugs to help us achieve sustainable revenue growth in the future. The Company offers a range of specialty services, from simple limited-distribution drug clinical wrap-around services to a full specialty carve-out.  We also provide a combined specialty pharmacy, infusion and PBM service offerings designed to reduce specialty costs under both the pharmacy and medical benefit.  We can also find value for patients and payers by offering comprehensive care management focused on optimized utilization and improved care outcomes. We also expect future revenue growth opportunities to be driven by favorable demographic trends, advanced clinical developments, expanding drug pipelines, earlier detection of chronic diseases, improved access to medical care, long-term industry mix shift toward higher-cost specialty drugs and manufacturer price increases.

Our PBM segment had revenues of $729,455 for the year ended December 31, 2018 and $12,373 for the period from the acquisition dates of the businesses in late 2017 through December 31, 2017. We expect revenues for our PBM segments will decline significantly in 2019 due to substantial lost business experienced starting in late 2018 primarily as a result of service issues experienced while transitioning to a new claims processing platform in 2018, third-party acquisitions of clients, contract non-renewals, reduced contracted rates, terminations prior to expiration as well as other factors. While we believe the service and execution issues are in the past and our PBM segment service performance is now consistent with industry standards, our ability to grow revenue in the PBM segment will depend on our ability to offset recent customer losses, continue to integrate CastiaRx into our overall operations, and win new business.  We expect our revenue growth opportunities to be driven by rising drug prices and a growth in specialty drug spend, as well a shift in the marketplace of drug coverage from a medical benefit to a pharmacy benefit, and the increasing complexity and required support for Medicare Part D programs.

In 2018, the Company recorded non-cash goodwill impairment charges of $224,966 and non-cash definite-lived intangible asset impairment charges of $82,678, primarily due to the expected impact of lost business in our PBM segment on 2019 results and the negative impacts of increased competitive pressures in the Specialty segment which are expected to drive reduced prescription volumes and less favorable drug mix as discussed in further detail above. The impairment losses are recorded in the captions “Goodwill impairments” and “Impairments of definite-lived intangible assets” in the consolidated statement of operations. Our PBM reporting unit recorded $179,190 of the goodwill impairment and all of the definitive-lived intangible asset impairment charges while $45,776 of the total goodwill impairment charges related to our Specialty pharmacy reporting unit. The definite-lived intangible assets that were impaired consist of certain trade names and trademarks, and customer relationships.

Basis of Presentation

During the second quarter of 2018, we changed our accounting policy to reclassify shipping and handling costs incurred at our dispensing pharmacies from “Selling, general and administrative expenses” (“SG&A”) to “Cost of sales” in our consolidated statements of operations. The amounts reclassified were $55,426 and $45,795 for the years ended December 31, 2017 and 2016, respectively, due to this accounting policy change.

We have historically classified the cost of our nursing support services within SG&A as these amounts were not considered significant in relation to total cost of sales. During the second quarter of 2018, we reclassified these nursing support service costs from SG&A to cost of sales. The amounts reclassified were $19,108 and $13,447 for the years ended December 31, 2017 and 2016, respectively.

These reclassifications had no impact on “(Loss) income from operations,” “Net (loss) income,” “(Loss) income per common share, basic and diluted,” for any of the periods presented.

Key Performance Metrics

We regularly review a number of metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends, formulate financial projections and make strategic decisions:

	Year Ended December 31,
	2018	2017	2016
Specialty
Prescriptions dispensed	918,000	886,000	981,000
Net sales per prescription dispensed	$5,201	$5,037	$4,487
Gross profit per prescription dispensed	$301	$301	$264

PBM(1)
Prescriptions filled (adjusted to a 30-day equivalent)(2)	8,171,000	764,000	—
Gross profit per prescription filled	$12	$5	$—

(1)         Information is presented from the dates of acquisition of the PBM businesses

(2)         A 90-day prescription is counted as three 30-day prescriptions filled

Prescription Data (rounded to the nearest thousand)

Specialty segment prescriptions dispensed represent prescriptions filled and dispensed by Diplomat to patients or, in rare cases, to physicians. Our Specialty segment volume for the year ended December 31, 2018 was 918,000 prescriptions dispensed, a 4 percent increase compared to 886,000 prescriptions dispensed for the year ended December 31, 2017. These volume increases were due to the full year impact of our Specialty segment acquisitions and our physician and payer relationships.  The increases were partially offset by a decrease in our immunology, hepatitis C, multiple sclerosis, human immunodeficiency virus, and osteoporosis categories.  We expect to see continued pressure on volume due to PBM and Health Plan market consolidation, and that our focus on direct contracting with health plans for specialty carveout business will offset these volume pressures. Prescriptions dispensed adjusted to a 30-day equivalent by our PBM were approximately 8,171,000 for the year ended December 31, 2018, compared to 764,000 for the year ended December 31, 2017.  These volume increases were due to the full year impact of the PBM acquisitions versus a partial year impact in 2017 due to the timing of the PBM acquisitions.  We expect to experience a decrease in volume in our PBM segment in the near term due to contract losses.

Our Specialty segment volume for the year ended December 31, 2017 was 886,000 prescriptions dispensed, a 10 percent decrease compared to 981,000 prescriptions dispensed for the year ended December 31, 2016. These volume decreases were due to contracts that were not renewed, a business decision to exit dispensing certain high-volume, but low-profit, drugs and a decrease in hepatitis C volume, partially offset by the contributions of our 2017 Specialty segment acquisitions, new drugs to the market or newly dispensed by us, growth in patients from current payers and physician practices, and the addition of patients from new payers and physician practices.

Other Metrics

Other key metrics used in analyzing our business are net sales per prescription dispensed and gross profit per prescription dispensed. Net sales per prescription dispensed represent total prescription revenue from prescriptions dispensed divided by the number of prescriptions dispensed. Gross profit per prescription dispensed represents gross profit from prescriptions dispensed divided by the number of prescriptions dispensed. Total prescription revenue from prescriptions dispensed includes all revenue collected from patients, third-party payers and various patient assistance programs, as well as revenue collected from pharmaceutical manufacturers for data and other services directly tied to the actual dispensing of their drug(s). Gross profit represents total prescription revenue from prescriptions dispensed less the cost of the drugs purchased, including performance-related rebates paid by manufacturers to us which are recorded as a reduction to cost of products sold, shipping and handling costs incurred at our dispensing sites, and nursing support services.

Components of Results of Operations

Net Sales

Our Specialty segment recognizes revenue for a dispensed prescription drug at time of delivery (when control transfers) and at prescription adjudication (which approximates the fill date) for patient pick up at open door or retail pharmacy locations. We can earn revenue from multiple sources for any one claim, including the primary insurance plan, the secondary insurance plan, the tertiary insurance plan, the patient co-pay and patient assistance programs. The net sales in our Specialty segment also include revenue from pharmaceutical manufacturers and other outside companies for data reporting or additional services rendered for dispensed prescriptions. Service revenue is primarily derived from fees earned by us from hospital pharmacies for patient support that is provided by us to those non-Diplomat pharmacies to dispense specialty drugs to patients. The hospital pharmacies dispense the drug and pay us a service fee for clinically and administratively servicing their patients.

Our PBM segment recognizes revenue from the sale of prescription drugs by its mail order pharmacy service when the drugs are physically delivered (when control transfers) and by its retail pharmacy network when the claim is adjudicated. The Company records revenue, net of manufacturers’ rebates, which are earned by and paid to its clients based on their plan members’ utilization of brand-name formulary drugs. Our PBM segment recognizes revenue on a gross basis since they act as principal in the arrangement, exercise pricing latitude and independently have a contractual obligation to pay their network pharmacy providers for benefits provided to their clients’ members, and assume primary responsibility for fulfilling the promise to provide prescription drugs to their client plan members while also performing the related pharmacy benefit management services. Our PBM segment includes the total prescription price (drug ingredient cost plus dispensing fee) they have contracted with their clients as revenue, including member co-payments to pharmacies.

Cost of Sales

Cost of sales primarily represents the purchase price of the drugs that we ultimately dispense. These drugs are purchased directly from the manufacturer or from an authorized wholesaler and the purchase price is negotiated with the selling entity. In general, period-over-period percentage changes in cost of sales will move directionally with period-over-period percentage changes in net sales for prescription dispensing transactions. This is due to the mathematical relationship between average wholesale price (“AWP”) and wholesale acquisition cost (“WAC”), where most commonly AWP equals WAC multiplied by 1.20, and our contractual relationships to purchase at a discount off WAC and receive reimbursement at a discount off AWP. The discounts off AWP and WAC that we receive vary significantly by drug and by contract. Rebates we receive from manufacturers are reflected as reductions to cost of sales when they are earned. Other expenses contained in cost of sales consist of shipping and handling costs incurred at our dispensing pharmacies and nursing support services.  The increase was partially offset by reimbursement compression in our Specialty segment.

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

Other (Expense) Income

Other expense primarily consists of interest expense associated with our debt, rental income for one of our owned properties, and equity losses and impairments of non-consolidated entities.

RESULTS OF OPERATIONS

The following table provides consolidated statements of operations data for each of the years presented:

	Year Ended December 31,
	2018	2017	2016
Net sales	$5,492,524	$4,485,230	$4,410,388
Cost of sales	(5,116,515)	(4,211,085)	(4,144,802)
Gross profit	376,009	274,145	265,586
SG&A	(335,650)	(255,580)	(213,705)
Goodwill impairments	(224,966)	—	—
Impairments of definite-lived intangible assets	(82,678)	—	(4,804)
(Loss) income from operations	(267,285)	18,565	47,077
Other (expense) income:
Interest expense	(41,650)	(10,716)	(6,573)
Equity loss and impairment of non-consolidated entities	(329)	—	(4,659)
Other	1,956	213	370
Total other expense	(40,023)	(10,503)	(10,862)
Income (loss) before income taxes	(307,308)	8,062	36,215
Income tax benefit (expense)	5,039	7,126	(11,195)
Net (loss) income	(302,269)	15,188	25,020
Less net loss attributable to noncontrolling interest	—	(322)	(3,253)
Net (loss) income attributable to Diplomat Pharmacy, Inc.	$(302,269)	$15,510	$28,273

Year Ended December 31, 2018 vs. Year Ended December 31, 2017

Net Sales

Net sales for the year ended December 31, 2018 were $5,492,524, a $1,007,294, or 22 percent increase, compared to $4,485,230 for the year ended December 31, 2017. This increase was primarily the result of approximately $788,000 of net sales from our recent acquisitions and approximately $284,000 from the impact of manufacturer price increases.

These increases were partially offset by reimbursement compression and by a decrease in volume primarily in our immunology, hepatitis C, and multiple sclerosis business categories, as well as other lower margin business categories, including human immunodeficiency virus and osteoporosis, versus the prior year.

Cost of Sales

Cost of sales for the year ended December 31, 2018 was $5,116,515, a $905,430, or 22 percent increase, compared to $4,211,085 for the year ended December 31, 2017. This increase was primarily the result of the same factors that drove the increase in our net sales over the same period. Cost of sales was 93.2 percent and 93.9 percent of net sales for the years ended December 31, 2018 and 2017, respectively. The increase in gross margin from 6.1 percent to 6.8 percent for the years ended December 31, 2017 and 2018, respectively, was primarily due to the impact of our recent acquisitions including our PBM acquisitions, which tend to have a higher margin than our specialty segment.

SG&A

SG&A expenses for the year ended December 31, 2018 were $335,650, an $80,070 increase, compared to $255,580 for the year ended December 31, 2017. Employee cost increased by $40,414, inclusive of a $10,890 increase in share-based compensation expense, primarily relating to inducement awards issued to our new chief executive officer, and $1,658 of severance and related expenses. Also contributing to the SG&A expense increase was a $27,458 increase in amortization expense from definite-lived intangible assets, inclusive of capitalized software, associated with our acquired entities. The remaining increase was in all other SG&A expenses to support our business including consulting and professional fees, rent due to the addition of our Chandler, Arizona facility, informational technology (“IT”) due to the implementation of our new operating system and other technology related initiatives, recruiting costs primarily related to our CEO search, travel and other miscellaneous expenses. As a percent of net sales, SG&A accounted for 6.1 percent and 5.7 percent for the year ended December 31, 2018 and 2017, respectively. In response to the business environment and to accomplish our strategic objectives, we are undertaking certain cost savings and restructuring initiatives across all sectors of our business in 2019 and expect these initiatives may result in a decrease in our SG&A expenses.

Impairment Charges on Goodwill and Other Intangibles

As a result of the annual impairment test for goodwill in 2018, we recorded a non-cash impairment charge of goodwill of $224,966 and relatedly, an impairment charge of $82,678 of certain definite-lived intangibles assets, primarily certain trade names and trademarks, and certain customer relationships.  Our PBM reporting unit recorded $179,190 of the goodwill impairment and all of the definitive-lived intangible asset impairment charges, driven by the effects of customer losses and reduced forecasts on our impairment analysis.  $45,776 of the total goodwill impairment charges related to our Specialty pharmacy reporting unit, driven by the effects of a reduced forecast on the impairment analysis.  See “Management Discussion and Analysis - Overview” above for additional information regarding these impairment charges.

Other Expense

Other expense was $40,023 and $10,503 for the year ended December 31, 2018 and 2017, respectively, and is primarily composed of interest expense. The $30,934 increase in interest expense was due to a significant increase in outstanding debt to fund our PBM acquisitions in the fourth quarter of 2017.

Income Tax (Expense) Benefit

Income tax benefit was $5,039 and $7,126 for the years ended December 31, 2018 and 2017, respectively. The income tax benefit for the year ended December 31, 2018 primarily reflects a $67.4 million increased tax benefit at statutory rates offset by a $9.7 million impact due to the impairment of our non-deductible goodwill relating to our prior stock acquisitions and a $48.7 million valuation allowance made in the fourth quarter of 2018 on deferred tax assets due to a cumulative loss position driven by impairment charges on goodwill and definite-lived intangible assets. Income taxes were also impacted in the prior year by the passage of the Tax Cuts and Job’s act which, after taking into account the provisions of the Tax Cuts and Jobs Act, caused our net deferred tax liabilities to be re-remeasured for a one-time benefit of approximately $7.9 million.

Segment Results

Net sales, cost of sales and gross profit information by segment are as follows;

	Year Ended December 31,
	Net Sales		Cost of Sales		Gross Profit
	2018	2017	2018	2017	2018	2017
Specialty	$4,790,837	$4,472,857	$(4,510,262)	$(4,202,766)	$280,575	$270,091
PBM	729,455	12,373	(634,021)	(8,319)	95,434	4,054
Inter-segment eliminations	(27,768)	_-	27,768	—	—	—
	$5,492,524	$4,485,230	$(5,116,515)	$(4,211,085)	$376,009	$274,145

Net Sales — Specialty

Net sales for the year ended December 31, 2018 were $4,790,837, a $317,980 or 7.1 percent increase, compared to $4,472,857 for the year ended December 31, 2017.  This increase was primarily the result of approximately $284,000 from the impact of manufacturer price increases and approximately $71,000 from our recent acquisitions.  These increases were partially offset by reimbursement compression and by a decrease in volume primarily in our immunology, hepatitis C, and multiple sclerosis business categories, as well as other lower margin business categories versus the prior year.

Cost of Sales — Specialty

Cost of Sales for the year ended December 31, 2018 was $4,510,262, a $307,496 or 7.3 percent increase, compared to $4,202,766 for the year ended December 31, 2017.  This increase was primarily the result of the same factors that drove the increase in the Specialty segment’s net sales over the same time period.  Cost of sales was 94.1 and 94.0 percent of net sales for the year ended December 31, 2018 and 2017, respectively.

Net Sales & Cost of Sales — PBM

Net sales for the year ended December 31, 2018 were $729,455, an increase of $717,082, compared to $12,373 for the year ended December 31, 2017.  Cost of sales for the year ended December 31, 2018 were $634,021, an increase of $625,702, compared to $8,319 for the year ended December 31, 2017.  These increases were due to the timing of the PBM acquisitions, which occurred in late 2017 versus a full year impact in 2018.  Cost of sales was 86.9 and 67.2 percent of net sales for the year ended December 31, 2018 and 2017, respectively.

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

Cost of Sales

Cost of sales for the year ended December 31, 2017 was $4,211,085, a $66,283 or 1.6 percent increase, compared to $4,144,802 for the year ended December 31, 2016. This increase was primarily the result of the same factors that drove the increase in our net sales over the same period. Cost of sales was 93.9 percent and 94.0 percent of net sales for the years ended December 31, 2017 and 2016, respectively. The increase in gross margin from 6.0 percent to 6.1 percent for the years ended December 31, 2016 and 2017, respectively, was primarily attributable to the continued growth of our specialty infusion therapeutic category and the impact of our LDI, NPS and WRB acquisitions, all of which have higher margins than our legacy operations.

SG&A

SG&A for the year ended December 31, 2017 were $255,580, a $41,875 increase, compared to $213,705 for the year ended December 31, 2016. Employee cost increased by $12,199. Changes in fair values of contingent consideration were $3,675 and $(8,922) for the years ended December 31, 2017 and 2016, respectively, leading to a period-over-period increase of $12,597. Amortization expense from definite-lived intangible assets, inclusive of capitalized software, associated with our acquired entities increased $9,990. The remaining increase was in various other SG&A including insurance, legal fees and other miscellaneous expenses. As a percent of net sales, SG&A, excluding the changes in fair values of contingent consideration, accounted for 5.6 percent for the year ended December 31, 2017 compared to 5.0 percent for the year ended December 31, 2016. This increase is primarily attributable to the increase in acquisition-related amortization, the increased operating complexity associated with both of our PBM acquisitions and new drugs and our expansion into more service-based offerings, partially offset by operating efficiencies.

Impairment Charge on Definite-lived Intangibles

During the year ended December 31, 2016, the Company recorded a non-cash impairment charge of $4,804 related to certain definite-lived intangibles of a 51% owned entity.  Due to our current losses and revisions to future projected losses of this consolidated entity, the Company determined that the intangibles were fully impaired.

Other (Expense) Income

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

Income Tax Benefit (Expense)

Income tax benefit (expense) for the years ended December 31, 2017 and 2016 was $7,126 and $(11,195), respectively. The Tax Act was enacted on December 22, 2017, which reduces the U.S. federal corporate tax rate from 35 percent to 21 percent. We recognized a $7,828 income tax benefit during the fourth quarter of 2017 due to the Tax Act’s impact of reducing our net deferred tax liability. In the absence of the Tax Act, our effective tax rates for the years ended December 31, 2017 and 2016 would have been 9 percent and 31 percent, respectively. Income taxes for the years ended December 31, 2017 and 2016 included the recognition of excess tax benefits related to share-based awards, which favorably impacted the effective tax rates by 37 percent and 11 percent, respectively.

Liquidity and Capital Resources

Our primary uses of cash include funding our ongoing working capital needs, business acquisitions, acquiring and maintaining property and equipment and internal use software, and debt service. Our primary source of liquidity for our working capital is cash flows generated from operations. At various times during the course of the year, we may be in an operating cash usage position, which may require us to use our revolving line of credit. We continuously monitor our working capital position and associated cash requirements and explore opportunities to more effectively manage our inventory and capital spending. As of December 31, 2018, and 2017, we had $9,485 and $84,251, respectively, of cash and cash equivalents. We had $176,300 and $188,250 outstanding on our line of credit at

December 31, 2018 and 2017, respectively. Our available liquidity under our line of credit was $73,700 and $61,750 at December 31, 2018 and 2017, respectively.

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

The following table provides cash flow data for each of the years presented:

	Year Ended December 31,
	2018	2017	2016
Net cash provided by operating activities	$35,042	$135,254	$31,326
Net cash used in investing activities	(11,235)	(633,319)	(85,967)
Net cash (used in) provided by financing activities	(98,573)	574,363	34,994
Net (decrease) increase in cash and cash equivalents	$(74,766)	$76,298	$(19,647)

Cash Flows from Operating Activities

Cash flows from operating activities consists of net (loss) income, adjusted for noncash items, and changes in various working capital items, including accounts receivable, inventories, accounts payable and other assets/liabilities.

The $100,212 decrease in cash provided by operating activities for the year ended December 31, 2018 compared to the year ended December 31, 2017 was due to a $127,804 change in working capital primarily driven by the change in payment terms for a key supplier, a $317,457 decrease in net income primarily due to non-cash impairment charges of goodwill and certain definite-lived intangible assets partially offset by a $345,049 increase in non-cash adjustments to net income again due to the same non-cash impairment charges.

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

The $622,084 decrease in cash used in investing activities during the year ended December 31, 2018 compared to the year ended December 31, 2017 was primarily related to a $621,928 decrease in cash used to acquire businesses, partially offset by a $13,387 increase in spending on capitalized software and property and equipment due to investments related to the implementation of a new end-to-end specialty pharmacy software platform expected to go live in 2019 and $13,443 from proceeds from sale of property and equipment.

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

The $672,936 decrease in cash flow associated with financing activities during the year ended December 31, 2018 compared to the year ended December 31, 2017 was primarily related to a $50,500 decrease in payments on long-term debt, a $160,945 increase in net payments on the line of credit and the nonrecurrence of $575,000 in term loan borrowings during 2017 which were related to borrowings associated with our LDI acquisition which occurred in late 2017.

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

Debt

On December 20, 2017, in conjunction with the LDI acquisition, we entered into a credit agreement with by JP Morgan Chase Bank, N.A., and Capital One, National Association (“Capital One”), that provides for a $250,000 revolving line of credit and a $150,000 Term Loan A and a $400,000 Term Loan B (“credit facility”). The credit agreement also provides for issuances of letters of credit of up to $10 million and swingline loans up to $20 million. The revolving line of credit and Term Loan A mature on December 20, 2022 and Term Loan B matures on December 20, 2024. The proceeds from the credit facility were used to finance the LDI acquisition, pay related transaction fees and expenses, and repay our former credit facility (as defined below), as well as provide sufficient liquidity for the our future needs. We incurred debt issuance costs of $21,507 associated with the credit facility, of which all but $744 were capitalized. These debt issuance costs, along with $2,079 in previously incurred unamortized debt issuance costs, are amortized over the contractual term of the credit facility into interest expense using the effective interest method. We also expensed $636 in previously incurred unamortized debt issuance costs to interest expense upon entering into the credit facility in 2017. At December 31, 2018 and 2017, we had $464,500 and $550,000, respectively, in outstanding term loans and $176,300 and $188,250 outstanding on our line of credit, respectively.

Interest on the revolving line of credit and Term Loan A is accrued at a rate equal to the monthly LIBOR rate plus an applicable margin or a base rate that is the highest of the U.S. prime rate, federal funds rate (plus ½ of 1 percent) and LIBOR (plus 1 percent), at our option. The applicable margin is adjusted quarterly based on our leverage ratio. At December 31, 2018, the applicable margin was 2.25 percent for LIBOR loans and 1.25 percent for base rate loans. Interest on the Term Loan B is accrued similarly to Term Loan A, except the applicable margin is fixed at 4.50 percent for LIBOR loans and 3.50 percent for base rate loans.  The Term Loan A and Term Loan B interest rates were 4.78 percent and 7.03 percent, respectively, at December 31, 2018 and 4.04 percent and 6.04 percent, respectively, at December 31, 2017. The interest rate on the revolving line of credit was 5.19 percent and 4.04 percent at December 31, 2018 and 2017, respectively. We are charged a monthly unused commitment fee ranging from 0.3 percent to 0.4 percent on the average unused daily balance on its $250,000 line of credit.

Our weighted average borrowings on the line of credit was $164,301 and $28,238 and maximum borrowings on the line of credit was $231,200 and $188,250 during the years ended December 31, 2018 and 2017, respectively. We had $73,700 and $61,750 available to borrow on the line of credit at December 31, 2018 and 2017, respectively.  Line of credit-related unamortized debt issuance costs were $4,246 and $5,316 as of December 31, 2018 and 2017, respectively.

The Term Loan A and Term Loan B requires quarterly principal payments of $1,875 and $1,000, plus accrued interest, respectively.  During 2018, the Company made a voluntary prepayment of $74,000 on the Term Loan B.

The credit facility is collateralized by substantially all of our assets.  The credit facility contains covenants requiring, among other things, to provide financial and other information reporting, and provide notice upon certain events. These covenants also place restrictions on the Company’s ability to incur additional indebtedness, pay dividends or make other distributions, redeem or repurchase capital stock, make investments and loans, and enter into certain transactions, including selling assets, engaging in mergers or acquisitions, or engaging in transactions with affiliates. We were in compliance with all such covenants as of December 31, 2018.

On April 1, 2015, in conjunction with the BioRx acquisition, we entered into a Second Amended and Restated Credit Agreement with Capital One, as agent and as a lender, the other lenders party thereto, and the other credit parties thereto, which provided for an increase in our line of credit from $120,000 to $175,000, a fully drawn term loan for $120,000 and a delayed draw term loan (“DDTL”) for an additional $25,000 (“former credit facility”). We fully drew upon the $25,000 DDTL during 2017. The former credit facility was subsequently paid in full and extinguished using the proceeds of the credit facility.

Contractual Obligations

Our contractual obligations, including estimated payments due by year, as of December 31, 2018 are as follows:

	2019	2020	2021	2022	2023	Thereafter	Total
Long-term debt(1)	$11,500	$11,500	$11,500	$124,000	$4,000	$302,000	$464,500
Line of credit	176,300	—	—	—	—	—	176,300
Interest payments(2)	30,208	29,569	28,929	28,289	21,406	21,125	159,526
Operating leases	5,961	5,377	4,831	4,203	3,356	14,406	38,134
Total	$223,969	$46,446	$45,260	$156,492	$28,762	$337,531	$838,460

(1)         Long-term debt excludes unamortized debt issuance costs of $14,631

(2)         Interest rates utilized were the rates in effect as of December 31, 2018

We purchase a significant portion of our prescription drug inventory from AmerisourceBergen.  Our current contract requires us to purchase $1.3 billion in drugs for the first contract year to maintain our current negotiated discounts and rates. Our agreement expires on May 31, 2021.

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

Revenue Recognition

Specialty Segment

Our Specialty segment recognizes revenue from dispensing prescription drugs for home delivery at the time the drugs are physically delivered which is the point in time when control transfers to the customer. Revenue from dispensing prescription drugs that are picked up by patients at an open-door or retail pharmacy location are recorded at prescription adjudication, which approximates the fill date. Each prescription claim is considered an arrangement with the customer and is a separate performance obligation.

We accrue an estimate of fees, including direct and indirect remuneration fees (“DIR fees”), which are assessed or expected to be assessed by payers at some point after adjudication of a claim, as a reduction of revenue at the time revenue is recognized. Changes in our estimate of such fees are recorded as an adjustment to revenue when the change becomes known.

PBM Segment

We provide pharmacy benefit management services, including mail order pharmacy and specialty pharmacy services, to our clients, which include Medicare Part D Plans, regional health Plans, self-insured clients and Medicaid Plans, which culminates in the dispensing of prescription drugs. Our PBM segment sells prescription drugs directly through its mail service dispensing pharmacy and indirectly through its contracted network of retail pharmacies. Our PBM segment recognizes revenue from the sale of prescription drugs by its mail order pharmacy service when the drugs are physically delivered when control transfers to the customer and by its retail pharmacy network when the claim is adjudicated. These pharmacy benefit management services are accounted for in a manner consistent with a master supply arrangement as there are no contractual minimum volumes and each prescription is considered a separate purchasing decision and distinct performance obligation transferred at a point in time. Pharmacy benefit management services performed in connection with each prescription claim are considered part of a single performance obligation which culminates in the dispensing of prescription drugs. Our PBM segment acts as principal in the arrangement, exercises pricing latitude and independently has a contractual obligation to pay its network pharmacy providers for benefits provided to its clients’ members, and assumes primary responsibility for fulfilling the promise to provide prescription drugs to its client plan members while also performing the related pharmacy benefit management services and therefore recognizes revenue on a gross basis. Our PBM segment includes the total prescription price (drug ingredient cost plus dispensing fee) it has contracted with these clients as revenue, including member co-payments to pharmacies.

Net sales include (i) the portion of the price the client pays directly to our PBM segment, net of any variable consideration including volume-related or other discounts paid back to the client, (ii) the price paid to our PBM segment by client plan members for mail order prescriptions and the price paid to retail network pharmacies by client plan members for retail prescriptions and (iii) claims-based administrative fees. Our PBM segment records revenue, net of manufacturer’s rebates, which are earned by and paid to its clients based on their plan members’ utilization of brand-name formulary drugs. Our PBM segment estimates these rebates at period-end based on actual claims data and its estimates of manufacturers’ rebates earned by its clients based upon their claims volume and utilization of certain brand-name formulary drugs. Our PBM segment adjusts against revenues its rebates payable to clients to the actual amounts paid when such adjustments become known. Our PBM segment also adjusts revenues for refunds owed to its clients resulting from pricing and performance guarantees against defined metrics which are estimated and accrued for based upon current performance to date against contractual performance guarantees.

Sales taxes are presented on a net basis (excluded from revenue and cost) for both segments.

Cost of sales includes the cost of pharmaceuticals dispensed to customers either directly at its mail pharmacy locations, or indirectly through its nationwide network of participating pharmacies. Rebates attributable to clients are accrued as rebates receivable and a reduction of cost of sales with a corresponding payable for the amounts of the rebates to be remitted to those clients in accordance with their contracts which is recorded as a reduction of product revenue. Cost of sales also includes the cost of personnel to support the transaction processing services, system sales, maintenance and professional services.

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

Share-Based Compensation

We grant stock options to key employees, which are accounted for as equity awards. The exercise price of a granted stock option is equal to the closing market stock price of the underlying common share as of the date the option is granted. Options generally become exercisable in installments of 25 percent per year, beginning on the first anniversary of the grant date and each of the three anniversaries thereafter or 33 percent per year, beginning on the first anniversary of the grant date and each of the two anniversaries thereafter, and have a maximum term of 10 years. We use the Black-Scholes-Merton option pricing model to determine the grant date fair value of options.

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

We also grant restricted stock units (“RSU” or “RSUs”) to key employees, which are accounted for as equity awards. Some granted RSUs vest after three years, whereas others vest one-third per year over a three-year term. Certain RSU grants are performance-based awards, which in addition to service based vesting requirements, contain performance-based conditions, which require the satisfaction of certain revenue and/or Adjusted EBITDA targets prior to vesting. The grant date fair value of a RSU is determined by the closing market price of our common stock as of the date of grant. We expense the grant date fair value of the RSU over the applicable vesting period on a straight-line basis.

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

See Note 2 to our consolidated financial statements included in Item 8 of this report.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our operations are solely in the United States of America (“U.S.”) and U.S. Territories and are exposed to market risks in the ordinary course of our business, which consists primarily of interest rate risk. We are exposed to interest rate fluctuations with regard to future issuances of fixed-rate debt, and existing and future issuances of floating-rate debt. Primary exposures include LIBOR, the Federal Funds Effective Rate, the Overnight Bank Funding Rate and our administrative agent’s prime rate in effect at its principal office in New York City related to debt outstanding under our credit facility. A 100-basis point increase in 2018 interest rates would have increased our pre-tax loss for the year ended December 31, 2018 by approximately $6.4 million.

In an effort to manage our exposure to interest rate fluctuations, in 2018, we became a party to two pay-fixed and receive-floating interest rate swaps, which are effective on March 29, 2019 and terminate on March 31, 2022. The combined notional amount of the interest rate swaps was $290.6 million at December 31, 2018.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Diplomat Pharmacy, Inc.

Flint, Michigan

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Diplomat Pharmacy, Inc. (the “Company”) and subsidiaries as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2018 and 2017, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 18, 2019 expressed an adverse opinion thereon.

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

/s/BDO USA, LLP

We have served as the Company’s auditor since 2008.

Troy, Michigan

March 18, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors

Diplomat Pharmacy, Inc.

Flint, Michigan

Opinion on Internal Control over Financial Reporting

We have audited Diplomat Pharmacy, Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We do not express an opinion or any other form of assurance on management’s statements referring to any corrective actions taken by the Company after the date of management’s assessment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company and subsidiaries as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as “the financial statements”) and our report dated March 18, 2019 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness regarding management’s failure to design and maintain controls over revenues within the pharmacy benefit management segment has been identified and described in management’s assessment. Specifically, the Company did not maintain effective revenue controls to ensure:

• adequate review of initial client set up or monitoring of subsequent changes to customer contract terms;

• adequate review of revenue reconciliations and related billings;

• adequate review of rebate accruals and reconciliations;

• adequate review of performance guarantees;

• adequate review over the completeness and accuracy of reports and spreadsheets used in the operation of certain internal controls over financial reporting for revenues; and

• adequate review of user access administration and program change reviews to revenue applications.

This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2018 financial statements, and this report does not affect our report dated March 18, 2019 on those financial statements.

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

/s/ BDO USA, LLP

Troy, Michigan

March 18, 2019

DIPLOMAT PHARMACY, INC.

Consolidated Balance Sheets

(Dollars in thousands)

	December 31,
	2018	2017
ASSETS
Current assets:
Cash and equivalents	$9,485	$84,251
Receivables, net	326,602	332,091
Inventories	210,573	206,603
Prepaid expenses and other current assets	9,596	11,125
Total current assets	556,256	634,070

Property and equipment, net	34,525	38,990
Capitalized software for internal use, net	30,506	36,520
Goodwill	609,592	832,624
Definite-lived intangible assets, net	240,810	392,011
Other noncurrent assets	4,670	6,208

Total assets	$1,476,359	$1,940,423

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$308,084	$384,719
Rebates payable to PBM customers	23,264	28,744
Borrowings on line of credit	176,300	188,250
Current portion of long-term debt	11,500	11,500
Accrued expenses:
Compensation and benefits	13,348	9,584
Contingent consideration	5,075	8,100
Other	21,014	20,560
Total current liabilities	558,585	651,457

Long-term debt, less current portion	438,369	521,098
Deferred income taxes	2,781	14,367
Contingent consideration	1,820	4,000
Derivative liability	4,292	—
Deferred gain	5,175	—
Other	253	—
Total liabilities	1,011,275	1,190,922

Commitments and contingencies (Note 16)

Shareholders’ equity:
Preferred stock (10,000,000 shares authorized; none issued and outstanding)	—	—
Common stock (no par value; 590,000,000 shares authorized; 74,474,677 and 73,871,424 shares issued and outstanding at December 31, 2018 and 2017, respectively)	629,411	619,235
Additional paid-in capital	50,544	38,450
(Accumulated deficit) retained earnings	(210,579)	91,816
Accumulated other comprehensive loss	(4,292)	—
Total shareholders’ equity	465,084	749,501

Total liabilities and shareholders’ equity	$1,476,359	$1,940,423

See accompanying notes to consolidated financial statements.

DIPLOMAT PHARMACY, INC.

Consolidated Statements of Operations and Comprehensive (Loss) Income

(Dollars in thousands, except per share amounts)

	Year Ended December 31,
	2018	2017	2016
Net sales	$5,492,524	$4,485,230	$4,410,388
Cost of sales	(5,116,515)	(4,211,085)	(4,144,802)
Gross profit	376,009	274,145	265,586
Selling, general and administrative expenses	(335,650)	(255,580)	(213,705)
Goodwill impairments	(224,966)	—	—
Impairments of definite-lived intangible assets	(82,678)	—	(4,804)
(Loss) income from operations	(267,285)	18,565	47,077
Other (expense) income:
Interest expense	(41,650)	(10,716)	(6,573)
Equity loss and impairment of non-consolidated entities	(329)	—	(4,659)
Other	1,956	213	370
Total other expense	(40,023)	(10,503)	(10,862)
(Loss) income before income taxes	(307,308)	8,062	36,215
Income tax benefit (expense)	5,039	7,126	(11,195)
Net (loss) income	(302,269)	15,188	25,020
Less net loss attributable to noncontrolling interest	—	(322)	(3,253)
Net (loss) income attributable to Diplomat Pharmacy, Inc.	$(302,269)	$15,510	$28,273

Other comprehensive loss, net of tax	(4,292)	—	—
Total comprehensive (loss) income.	$(306,561)	$15,510	$28,273

(Loss) income per common share:
Basic	$(4.07)	$0.23	$0.43
Diluted	$(4.07)	$0.23	$0.42

Weighted average common shares outstanding:
Basic	74,244,520	68,130,322	65,970,396
Diluted	74,244,520	68,780,053	68,047,723

See accompanying notes to consolidated financial statements.

DIPLOMAT PHARMACY, INC.

Consolidated Statements of Cash Flows

(Dollars in thousands)

	Year Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net (loss) income	$(302,269)	$15,188	$25,020
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	97,112	66,566	50,045
Goodwill impairments	224,966	—	—
Impairments of definite-lived intangible assets	82,678	—	4,804
Share-based compensation expense	18,172	7,281	5,412
Net provision for doubtful accounts	8,660	9,424	9,534
Amortization of debt issuance costs	4,733	2,655	1,176
Change in fair value of contingent consideration	3,364	3,675	(8,922)
Contingent consideration payments	(4,239)	—	(4,174)
Deferred income tax (benefit) expense	(11,847)	(10,795)	8,779
Equity loss and impairment of non-consolidated entities	329	—	4,659
Other	(73)	1	2
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	(2,333)	7,735	(15,128)
Inventories	(3,932)	13,813	(44,342)
Accounts payable	(80,412)	23,088	(5,906)
Rebates payable	(5,479)	1,238	—
Other assets and liabilities	5,612	(4,615)	367
Net cash provided by operating activities	35,042	135,254	31,326

Cash flows from investing activities:
Payments to acquire businesses, net of cash acquired	(1,139)	(623,067)	(67,156)
Expenditures for property and equipment	(10,474)	(6,652)	(6,217)
Expenditures for capitalized software for internal use	(13,070)	(3,505)	(12,595)
Capital investments in and loans to non-consolidated entities	—	(100)	—
Net proceeds from the sale of property and equipment	13,448	5	1
Net cash used in investing activities	(11,235)	(633,319)	(85,967)

Cash flows from financing activities:
Net (payments) borrowings from line of credit	(11,950)	148,995	39,255
Proceeds from long-term debt	—	575,000	—
Payments on long-term debt	(85,500)	(136,000)	(6,000)
Payments of debt issuance costs	(891)	(21,507)	(28)
Proceeds from issuance of stock upon stock option exercises	4,098	7,875	4,448
Contingent consideration payments	(4,330)	—	(2,681)
Net cash (used in) provided by financing activities	(98,573)	574,363	34,994

Net (decrease) increase in cash and equivalents	(74,766)	76,298	(19,647)

Cash and equivalents at beginning of year	84,251	7,953	27,600

Cash and equivalents at end of year	$9,485	$84,251	$7,953

Supplemental disclosures of cash flow information:
Cash paid for interest	$37,851	$7,327	$5,273
Cash paid for income taxes	3,520	5,876	728

See accompanying notes to consolidated financial statements.

DIPLOMAT PHARMACY, INC.

Consolidated Statement of Changes in Shareholders’ Equity

(Dollars in thousands)

						Total
					Accumulated	Diplomat
			Additional		Other	Pharmacy, Inc.		Total
	Common Stock		Paid-In	Retained	Comprehensive	Shareholders’	Noncontrolling	Shareholders’
	Shares	Amount	Capital	Earnings	Loss	Equity	Interest	Equity
Balance at January 1, 2016	64,523,864	$451,620	$29,221	$31,130	$—	$511,971	$3,575	$515,546
Cumulative effect adjustment, excess tax benefits on share-based awards (Note 12)	—	—	—	16,903	—	16,903	—	16,903
Net income (loss)	—	—	—	28,273	—	28,273	(3,253)	25,020
Issuance of stock upon full contingent consideration payout	1,346,282	36,888	—	—	—	36,888	—	36,888
Issuance of stock as partial consideration of TNH acquisition	324,244	9,507	—	—	—	9,507	—	9,507
Stock issued upon exercises of stock options	564,844	5,526	(1,078)	—	—	4,448	—	4,448
Share-based compensation	—	—	5,412	—	—	5,412	—	5,412
Restricted stock award activity	5,765	287	(287)	—	—	—	—	—
Balance at December 31, 2016	66,764,999	503,828	33,268	76,306	—	613,402	322	613,724
Net income (loss)	—	—	—	15,510	—	15,510	(322)	15,188
Issuance of stock as partial consideration in several acquisitions	5,852,291	105,433	—	—	—	105,433	—	105,433
Stock issued upon exercises of stock options	1,217,320	9,752	(1,877)	—	—	7,875	—	7,875
Share-based compensation	—	—	7,281	—	—	7,281	—	7,281
Restricted stock award activity	36,814	222	(222)	—	—	—	—	—
Balance at December 31, 2017	73,871,424	619,235	38,450	91,816	—	749,501	—	749,501
Cumulative effect adjustment, new revenue recognition accounting standard (Note 2)	—	—	—	(126)	—	(126)	—	(126)
Net loss	—	—	—	(302,269)	—	(302,269)	—	(302,269)
Stock issued upon exercises of stock options	379,194	5,316	(1,218)	—	—	4,098	—	4,098
Stock issued upon vesting of restricted stock units	183,263	4,299	(4,299)	—	—	—	—	—
Share-based compensation	—	—	18,172	—	—	18,172	—	18,172
Restricted stock award activity	40,796	561	(561)	—	—	—	—	—
Other comprehensive loss, net of tax	—	—	—	—	(4,292)	(4,292)	—	(4,292)
Balance at December 31, 2018	74,474,677	$629,411	$50,544	$(210,579)	$(4,292)	$465,084	$—	$465,084

See accompanying notes to consolidated financial statements.

DIPLOMAT PHARMACY, INC.

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share amounts)

1.     DESCRIPTION OF BUSINESS

Diplomat Pharmacy, Inc. and its consolidated subsidiaries (the “Company”) is the largest independent provider of specialty pharmacy and infusion services in the United States of America (“U.S.”). The Company is focused on improving the lives of patients with complex chronic diseases while also delivering unique solutions for manufacturers, hospitals, payers and providers. The Company’s patient-centric approach positions it at the center of the healthcare continuum for treatment of complex chronic disease states, including oncology, specialty infusion therapy, immunology, hepatitis, multiple sclerosis and many other serious or long-term conditions. Beginning after its acquisition of LDI Holding Company, LLC, in December 2017, the Company operates in two reportable segments — Specialty and Pharmacy Benefit Management (“PBM”). The Specialty segment offers a broad range of innovative solutions to address the dispensing, delivery, dosing and reimbursement of clinically intensive, high-cost specialty drugs and a wide range of applications and the PBM segment provides services designed to help the Company’s customers reduce the cost and manage the complexity of their prescription drug programs. The Company dispenses to patients in all U.S. states and territories through its advanced distribution centers and manages centralized clinical call centers to deliver localized services on a national scale.

2.     NEW ACCOUNTING STANDARDS

Revenue from Contracts with Customers

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“Topic 606”), which supersedes the previous revenue recognition guidance. The new standard focuses on creating a single source of revenue guidance for revenue arising from contracts with customers for all industries. The core principle of the new standard is for an entity to recognize revenue to depict the transfer of promised goods or services to its customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard also includes a cohesive set of disclosure requirements intended to provide users of financial statements with comprehensive information about the nature, amount, timing and uncertainty of revenue and cash flows arising from a company’s contracts with its customers.  Topic 606 permits two methods of adoption: retrospectively to each prior reporting period presented as in the full retrospective method, or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application as in the modified retrospective transition method.

On January 1, 2018, the Company adopted Topic 606 using the modified retrospective transition method. Therefore, the comparative financial information has not been restated and continues to be reported under the accounting standards in effect for those periods. The Company recorded the cumulative effect of initially applying the new revenue recognition standard on January 1, 2018 and recorded an after-tax adjustment of $126 to decrease beginning retained earnings. This cumulative adjustment relates to a change in the timing of revenue recognition of dispensing prescription drugs for home delivery from the date the drugs are shipped under the previous accounting guidance to the date the drugs are physically delivered which better reflects when control transfers to the customer under the new accounting standard. The effect of this change is not significant as there is a very short timeframe from the shipment date to the physical delivery date of the prescription drugs. Additionally, in the PBM segment, revenue related to a portion of customer contracts was previously recognized on a net basis as the Company was considered to be acting as an agent in those transactions under the prior guidance in Topic 605 primarily because it did not have inventory risk or credit risk. As part of the implementation of Topic 606, the Company assessed the principal versus agent guidance in Topic 606 and determined that the Company is the principal in these transactions under the new guidance as it controls the process by which pharmaceutical drugs are dispensed to its customers and, effective January 1, 2018, began to recognize revenue on a gross basis.

As stated, the comparative prior period information for the year ended December 31, 2017 and 2016 has not been adjusted and continues to be reported under the Company’s historical revenue recognition policies.

DIPLOMAT PHARMACY, INC.

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share amounts)

The details of the significant changes and quantitative impact on the financial statement line items in the consolidated balance sheet as of January 1, 2018 for the adoption of Topic 606 was as follows:

	As Reported,		As Adjusted,
	December 31, 2017	Adjustment	January 1, 2018
Receivables, net	$332,091	$(6,483)	$325,608
Inventories	206,603	6,313	212,916
Total current assets	634,070	(170)	633,900
Total assets	1,940,423	(170)	1,940,253
Accrued expenses — other	20,560	(44)	20,516
Total current liabilities	651,457	(44)	651,413
Total liabilities	1,190,922	(44)	1,190,878
Retained earnings	91,816	(126)	91,690
Total shareholders’ equity	749,501	(126)	749,375
Total liabilities and shareholders’ equity	1,940,423	(170)	1,940,253

DIPLOMAT PHARMACY, INC.

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share amounts)

The table below summarize the impacts of the application of Topic 606 as compared with the guidance that was in effect before the change on the consolidated balance sheet, statement of operations and comprehensive loss, and statement of cash flows as of and for the year ended December 31, 2018, as follows:

	As Reported	Adjustments for Topic 606	As Adjusted
Consolidated Balance Sheet:
Receivables, net	$326,602	$15,106	$341,708
Inventories	210,573	(14,489)	196,084
Total current assets	556,256	617	556,873
Total assets	1,476,359	617	1,476,976
Accrued expenses — other	21,014	160	21,174
Total current liabilities	558,585	160	558,745
Total liabilities	1,011,275	160	1,011,435
Accumulated deficit	(210,579)	457	(210,122)
Total shareholders’ equity	465,084	457	465,541
Total liabilities and shareholders’ equity	1,476,359	617	1,476,976

Consolidated Statement of Operations and Comprehensive Loss:
Net sales	$5,492,524	$(358,543)	$5,133,981
Cost of sales	(5,116,515)	358,990	(4,757,525)
Gross profit	376,009	447	376,456
Loss from operations	(267,285)	447	(266,838)
Loss before income taxes	(307,308)	447	(306,861)
Income tax benefit	5,039	(116)	4,923
Net loss	(302,269)	331	(301,938)
Net loss attributable to Diplomat Pharmacy, Inc.	(302,269)	331	(301,938)
Total comprehensive loss	(306,561)	331	(306,230)

Consolidated Statement of Cash Flows:
Net loss	$(302,269)	$331	$(301,938)
Change in: Accounts receivable	(2,333)	(15,106)	(17,439)
Inventories	(3,932)	14,489	10,557
Other assets and liabilities	5,612	286	5,898

The disclosure requirements of Topic 606 are included within the revenue recognition accounting policy, effective January 1, 2018, in Note 3.

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

Accounting Standards Issued Not Yet Adopted

Leases

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) which requires lessees to recognize the following for all leases, except for short-term leases, at the commencement date: (1) a lease liability which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Lessor accounting is largely unchanged. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases, which provides corrections or clarification on narrow aspects of Topic 842. Also, in July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which provides entities with another transition method for adopting the new leasing guidance. As originally issued, Topic 842 requires entities to use a modified retrospective transition approach to apply the new guidance as of the beginning of the earliest period presented in the financial statements in the period adopted. The optional transition method allows entities to apply the new guidance at the adoption date and record a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption, and not to restate the comparative periods presented. ASU No. 2016-02 will also require expanded disclosures. ASU No. 2016-02 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2018.

The Company plans to adopt the new lease accounting guidance in the first quarter of 2019 using the optional transition method. The Company elected to apply the package of practical expedients upon transition, which includes no reassessment of whether existing contracts are or contain leases as well as the lease classification for existing leases was retained. The adoption of the standard will result in recognition of net lease right-of-use assets and lease liabilities as of January 1, 2019, primarily related to its real estate operating leases. Also, a cumulative effect adjustment to retained earnings will be recorded which relates to a deferred gain recorded upon a sale-leaseback transaction in 2018 which will be recognized under the new leasing guidance on January 1, 2019. The Company is in the process of quantifying these items. The new guidance will not have a significant impact on the timing or measurement of lease expense.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which is intended to improve financial reporting by requiring the recording of credit losses on financial assets, including receivables, on a more timely basis. The guidance will replace the current incurred loss accounting model with an expected loss approach. The new methodology requires an entity to estimate the credit losses expected over the life of an exposure based on historical experience, current conditions, and reasonable and supportable forecasts. The guidance requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses. ASU No. 2016-13 is effective for annual periods and interim periods within those annual periods, beginning after December 15, 2019. The effect of adoption of the standard is required as an adjustment to the opening balance of retained earnings as of the beginning of the first reporting period in which ASU No. 2016-13 is effective. The Company has not yet determined the magnitude of any such one-time adjustment or the overall impact of ASU No. 2016-13 on its consolidated financial statements.

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

Principles of Consolidation

The consolidated financial statements include the accounts of Diplomat Pharmacy, Inc., its wholly owned subsidiaries, and a 51 percent owned subsidiary, formed in August 2014, which the Company controlled until it was dissolved during the fourth quarter of 2017. The Company also owns a 22 percent interest in a non-consolidated entity which is accounted for under the equity method of accounting since the Company does not control the entity but has the ability to exercise significant influence over its operating and financial policies. This equity method investment was fully impaired during the fourth quarter of 2014 (Note 9). An investment in an entity in which the Company owned less than 20 percent and did not have the ability to exercise significant influence was accounted for under the cost method. This cost method investment was impaired during the fourth quarter of 2016 and dissolved in 2018 (Note 9).

Noncontrolling interest in a consolidated subsidiary in the consolidated balance sheets represented the minority shareholders’ proportionate share of the equity in such subsidiary. Consolidated net income (loss) was allocated to the Company and noncontrolling interests (i.e., minority shareholders) in proportion to their percentage ownership.

All intercompany transactions and balances have been eliminated in consolidation.

Reclassifications

During the second quarter of 2018, the Company changed its accounting policy to classify shipping and handling costs incurred at its dispensing pharmacies in “Cost of sales” which were previously reported in “Selling, general and administrative expenses” (“SG&A”) in its consolidated statements of operations. The amounts of the reclassifications from SG&A to Cost of sales were $55,426 and $45,795 for the years ended December 31, 2017 and 2016, respectively.

The Company has historically classified the cost of its nursing support services within SG&A as these amounts were not considered significant in relation to total cost of sales. During the second quarter of 2018, the Company reclassified these nursing support service costs from SG&A to cost of sales. The amounts reclassified were $19,108 and $13,447 for the years ended December 31, 2017 and 2016, respectively.

In addition, certain prior year amounts have been reclassified to conform with the current year presentation.

These reclassifications, discussed above, had no impact on “(Loss) income from operations,” “Net (loss) income,” or “(Loss) income per common share, basic and diluted,” for any of the periods presented.

DIPLOMAT PHARMACY, INC.

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share amounts)

Concentrations of Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash on deposit with banks or other financial institutions and trade accounts receivable.

A federal program provides noninterest-bearing cash balances insurance coverage up to $250 per depositor at each financial institution. The Company’s cash balances often exceed federally insured limits.

Concentration of credit risk with respect to trade accounts receivable is limited by the large number of patients comprising the Company’s customer base and their dispersion across multiple payers and multiple geographic areas. No single payer customer accounted for more than 10 percent of net sales for any period presented or trade accounts receivable at December 31, 2018 and 2017.

The Company purchases prescription drug inventory from AmerisourceBergen, a prescription drug wholesaler. Such purchases from AmerisourceBergen accounted for approximately 28 percent, 41 percent and 49 percent of drug purchases for the years ended December 31, 2018, 2017 and 2016, respectively. The Company has alternative vendors available, if necessary. See Note 16 for a discussion of the terms of the Company’s distribution agreement and minimum purchase obligation under the agreement.

Also, the Company purchases certain prescription drugs from the drug manufacturers, Celgene Corporation (“Celgene”) and Pharmacyclics, Inc. (“Pharmacyclics”). Purchases from Celgene and Pharmacyclics accounted for approximately 17 percent and 17 percent, 17 percent and 14 percent, and 13 percent and 10 percent of total drug purchases for the years ended December 31, 2018, 2017 and 2016, respectively, with no minimum purchase obligation. The specialty drugs that the Company purchases from Celgene and Pharmacyclics are not available from any other source.

Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less from the date of purchase to be cash equivalents.

Receivables, net

Receivables, net consisted of the following:

	December 31,
	2018	2017
Trade receivables, net of allowances of $(25,342) and $(22,050), respectively	$299,407	$317,004
Rebate receivables	22,375	12,847
Other receivables	4,820	2,240
	$326,602	$332,091

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

Rebate receivables are amounts due from pharmaceutical manufacturers related to drug purchases by participants of the various pharmacy benefit plans that the Company manages, a portion of which, depending on contract terms, are paid back to the Company’s customers. The Company estimates these rebates at period-end based on its contractual arrangements with its manufacturers and such rebates are recorded as a reduction of cost of sales.

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

Activity in the allowance for doubtful accounts was as follows:

	Year Ended December 31,
	2018	2017	2016
Beginning balance	$(22,050)	$(15,257)	$(8,123)
Charged to expense	(8,660)	(9,424)	(9,534)
Write-offs, net of recoveries	5,368	2,631	2,400
Ending balance	$(25,342)	$(22,050)	$(15,257)

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

Property and Equipment, net

Property and equipment are stated at cost less accumulated depreciation. Depreciation is generally computed on a straight-line basis over the estimated useful lives of the assets. The costs of leasehold improvements are amortized either over the life of the improvement or the lease term, whichever is shorter. For income tax purposes, accelerated methods of depreciation are generally used. Significant improvements are capitalized, and disposed or replaced property is written off. Maintenance and repairs are charged to expense in the period they are incurred. When items of property or equipment are sold or retired, the related cost and accumulated depreciation are removed from the accounts, and any gain or loss is included in income.

Capitalized Software for Internal Use, net

The Company capitalizes certain development costs primarily related to custom-developed, proprietary, scalable patient care systems. The Company expenses the costs incurred during the preliminary project stage, and capitalizes the direct development costs, including the associated payroll and related costs for employees and outside contractors working on development, during the application development stage. The Company monitors development on an ongoing basis and capitalizes the costs of any major improvements or that result in significant additional functionality.

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

DIPLOMAT PHARMACY, INC.

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share amounts)

Definite-Lived Intangible Assets, net

Definite-lived intangible assets are amortized over their estimated useful lives using an accelerated method for the majority of customer, patient and physician relationships, and the straight-line method for the remaining intangible assets.

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

Goodwill

Goodwill represents the excess acquisition cost of an acquired entity over the estimated fair values of the net tangible assets and the identifiable intangible assets acquired. Goodwill is not amortized, but rather is reviewed for impairment annually during the fourth quarter, or more frequently if facts or circumstances indicate that the carrying value of the reporting unit’s goodwill may not be recoverable. The Company has three reporting units — Diplomat Specialty Pharmacy (“DSP”), Diplomat Specialty Infusion Group (“DSIG”) and PBM.

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

If a quantitative assessment is performed, a reporting unit’s fair value is compared to its carrying value. A reporting unit’s fair value is determined by the market approach, when available and appropriate, or the income approach, or combination of both. The income approach utilizes projected future cash flows discounted at rates commensurate with the risks involved, and multiples of current and future earnings. Management assesses the valuation methodology based upon the relevance and availability of the data at the time of the valuation is performed.  If multiple valuation methodologies are used, the results are weighted appropriately. If the fair value of a reporting unit is less than its carrying amount, an impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized cannot exceed the total amount of goodwill allocated to that reporting unit.

Debt Issuance Costs

Costs incurred related to the issuance of the Company’s credit facility were deferred and are being amortized to interest expense using the effective interest method over the term of the agreement.

DIPLOMAT PHARMACY, INC.

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share amounts)

Revenue recognition (effective January 1, 2018)

The following table disaggregates net sales by therapeutic categories for the Specialty segment and by product and service distribution channels for the PBM segment:

	Year Ended December 31,
	2018	2017	2016
Specialty Segment:
Oncology	$2,788,154	$2,545,708	$2,102,130
Specialty infusion	704,872	617,904	505,240
Immunology	555,115	561,730	644,173
Hepatitis	148,470	281,063	583,751
Other	594,226	466,452	575,094
Total Specialty segment	4,790,837	4,472,857	4,410,388
PBM Segment:
Retail networks	549,760	5,166	—
Specialty pharmacy	88,457	2,914	—
Mail order	68,158	2,261	—
Other	23,080	2,032	—
Total PBM segment	729,455	12,373	—
Inter-segment eliminations	(27,768)	—	—
Total net sales	$5,492,524	$4,485,230	$4,410,388

Specialty Segment

The Company recognizes revenue from dispensing prescription drugs for home delivery at the time the drugs are physically delivered which is the point in time when control transfers to the customer. Revenue from dispensing prescription drugs that are picked up by patients at an open-door or retail pharmacy location are recorded at prescription adjudication, which approximates the fill date. Each prescription claim is considered an arrangement with the customer and is a separate performance obligation.

The Company accrues an estimate of fees, including direct and indirect remuneration fees (“DIR fees”), which are assessed or expected to be assessed by payers at some point after adjudication of a claim, as a reduction of revenue at the time revenue is recognized. Changes in the estimate of such fees are recorded as an adjustment to revenue when the change becomes known.

PBM Segment

The Company provides a pharmacy benefit management service, including mail order pharmacy and specialty pharmacy services, to its clients, which include Medicare Part D Plans, regional health Plans, self-insured clients and Medicaid Plans, which culminates in the dispensing of prescription drugs. The Company sells prescription drugs directly through its mail service dispensing pharmacy and indirectly through its contracted network of retail pharmacies. The Company recognizes revenue from the sale of prescription drugs by its mail order pharmacy service when the drugs are physically delivered when control transfers to the customer and by its retail pharmacy network when the claim is adjudicated. The Company’s pharmacy benefit management services are accounted for in a manner consistent with a master supply arrangement as there are no contractual minimum volumes and each prescription is considered a separate purchasing decision and distinct performance obligation transferred at a point in time. Pharmacy benefit management services performed in connection with each prescription claim are considered part of a single performance obligation which culminates in the dispensing of prescription drugs. The Company acts as the principal in the arrangement, exercises pricing latitude and independently has a contractual obligation to pay its network pharmacy providers for benefits provided to its clients’ members, and assumes primary responsibility for fulfilling the promise to provide prescription drugs to its client plan members while also performing the related pharmacy benefit

DIPLOMAT PHARMACY, INC.

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share amounts)

management services and therefore recognizes revenue on a gross basis. The Company includes the total prescription price (drug ingredient cost plus dispensing fee) it has contracted with these clients as revenue, including member co-payments to pharmacies.

Net sales include (i) the portion of the price the client pays directly to the Company, net of any variable consideration including volume-related or other discounts paid back to the client, (ii) the price paid to the Company by client plan members for mail order prescriptions and the price paid to retail network pharmacies by client plan members for retail prescriptions and (iii) claims-based administrative fees. The Company records revenue, net of manufacturer’s rebates, which are earned by and paid to its clients based on their plan members’ utilization of brand-name formulary drugs. The Company estimates these rebates at period-end based on actual claims data and its estimates of manufacturers’ rebates earned by its clients based upon their claims volume and utilization of certain brand-name formulary drugs. The Company adjusts against revenues its estimated rebates payable to clients to the actual amounts paid when such adjustments become known. The Company also adjusts revenues for refunds owed to its clients resulting from pricing and performance guarantees against defined metrics which are estimated and accrued for based upon current performance to date against contractual performance guarantees.

Sales taxes are presented on a net basis, excluded from revenue and cost, for both reportable segments.

Cost of sales includes the cost of pharmaceuticals dispensed to customers either directly at its mail pharmacy locations, or indirectly through its nationwide network of participating pharmacies. Rebates attributable to clients are accrued as rebates receivable and a reduction of cost of sales with a corresponding payable for the amounts of the rebates to be remitted to those clients in accordance with their contracts which is recorded as a reduction of product revenue. Cost of sales also includes the cost of personnel to support the transaction processing services, system sales, maintenance and professional services.

Rebates retained, which represents the difference between the manufacturers’ rebates earned and rebates incurred to customers, approximated 17.9% and 0.4% of total gross profit for the years ended December 31, 2018 and 2017, respectively.

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred as a component of SG&A and were $3,075, $2,251 and $3,868 for the years ended December 31, 2018, 2017 and 2016, respectively.

Defined Contribution Savings Plans

The Company maintains certain defined contribution savings plans for eligible employees. The total expenses attributable to the defined contribution savings plans are recorded as a component of SG&A and were $4,056, $2,908 and $2,665 for the years ended December 31, 2018, 2017 and 2016, respectively.

Share-Based Compensation

The Company grants stock options to key employees, which are accounted for as equity awards. The exercise price of a granted stock option is equal to the closing market stock price of the underlying common share on the date the option is granted. The grant date fair value of these awards is measured using the Black-Scholes-Merton option pricing model. Stock options generally become exercisable in installments of 25 percent per year, beginning on the first anniversary of the grant date and each of the three anniversaries thereafter or 33 percent per year, beginning on the first anniversary of the grant date and each of the two anniversaries thereafter, and have a maximum term of ten years. The Company expenses the grant date fair values of stock options over their respective vesting periods on a straight-line basis. Estimating grant date fair values for employee stock options requires management to make assumptions regarding expected volatility of the underlying shares, the risk-free rate over the expected life of the stock options and the length of time in years that the granted options are expected to be outstanding.  Expected volatility is based on a weighted

DIPLOMAT PHARMACY, INC.

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share amounts)

average of the Company’s historic volatility and an implied volatility for a group of industry-relevant healthcare companies as of the measurement date.  Risk-free rate is determined based upon U.S. Treasury rates over the estimated expected option of lives.  Expected dividend yield is zero as we do not anticipate declaring a dividend during the expected term of the options.  Expected option life is calculated using the simplified method (the midpoint between the end of the vesting period and the end of the maximum term).  Forfeitures are accounted for when they occur.

The Company also grants restricted stock units (“RSU” or “RSUs”) to key employees, which are accounted for as equity awards. Certain RSU grants have performance-based conditions, which require the satisfaction of certain revenue and/or adjusted EBITDA targets prior to vesting. The grant date fair value of a RSU is determined by the closing market price of the Company’s common stock as of the date of grant. The Company expenses the grant date fair values of RSUs on a straight-line basis over their respective vesting periods, which range from immediate vesting to three years from grant date.

The Company grants restricted stock awards (“RSA” or “RSAs”) to non-employee directors, which are accounted for as equity awards. RSAs generally fully vest on the first anniversary of the grant date. The grant date fair value of a RSA is determined by the closing market price of the Company’s common stock as of the date of grant. The Company expenses the grant date fair values of RSAs on a straight-line basis over their respective vesting periods.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax assets are evaluated quarterly to determine if valuation allowances are required or should be adjusted. The Company establishes valuation allowances for deferred tax assets based on a more likely than not standard. The ability to realize deferred tax assets depends on the ability to generate sufficient taxable income within the carryback or carryforward periods provided for in the tax law for each applicable tax jurisdiction. The assessment regarding whether a valuation allowance is required or should be adjusted also considers all available positive and negative evidence factors. It is difficult to conclude a valuation allowance is not required when there is significant objective and verifiable negative evidence, such as cumulative losses in recent years. We utilize a rolling three years of actual and current year results as the primary measure of cumulative losses in recent years. The Company provides a valuation allowance against net deferred tax assets unless, based upon the available evidence, it is more likely than not that the deferred tax assets will be realized.

The Company records uncertain tax positions on the basis of a two-step process whereby it is determined whether it is more likely than not that the tax positions will be sustained based on the technical merits of the position, and for those tax positions that meet the more likely than not criteria, the largest amount of tax benefit that is greater than 50% likely to be realized upon ultimate settlement with the related tax authority is recognized. The Company records interest and penalties on uncertain tax positions in Income tax benefit (expense).

4.              BUSINESS ACQUISITIONS

The Company accounts for its business acquisitions using the acquisition method as required by FASB ASC Topic 805, Business Combinations. The Company ascribes significant value to the synergies and other benefits that do not meet the recognition criteria of acquired identifiable intangible assets. Accordingly, the value of these components is included within goodwill. The Company’s business acquisitions described below, except for a portion of LDI (defined below), were treated as asset purchases for income tax purposes and the related goodwill resulting from these business acquisitions is deductible for income tax purposes. The results of operations for acquired businesses are included in

DIPLOMAT PHARMACY, INC.

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share amounts)

the Company’s consolidated financial statements from their respective acquisition dates. For the entities acquired by the Company during 2017 and 2016, their net sales following their acquisition dates and solely in the year acquired represented approximately 2 percent and 6 percent, respectively, of the Company’s consolidated net sales.

The assets acquired and liabilities assumed in the business combinations described below, including identifiable intangible assets, were based on their estimated fair values as of the acquisition date. The excess of purchase price over the estimated fair value of the net tangible and identifiable intangible assets acquired was recorded as goodwill. The allocation of the purchase price required management to make significant estimates in determining the fair values of assets acquired and liabilities assumed, especially with respect to identifiable intangible assets. These estimated fair values were based on information obtained from management of the acquired companies and historical experience and, with respect to the long-lived tangible and intangible assets, were made with the assistance of an independent valuation firm. These estimates included, but were not limited to, the cash flows that an asset is expected to generate in the future, and the cost savings expected to be derived from acquiring an asset, discounted at rates commensurate with the risks and uncertainties involved. For acquisitions that involved contingent consideration, the Company recorded a liability equal to the fair value of the contingent consideration obligation as of the acquisition date. The estimate of fair value of a contingent consideration obligation required subjective assumptions regarding future business results, discount rates and probabilities assigned to various potential business result scenarios. These estimates are preliminary and subject to change up to one year following each acquired entity’s respective acquisition date.  The measurement period related to the acquisitions discussed below has been closed.

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

Approximately $7,500 of the purchase consideration was deposited into an escrow account to satisfy any indemnification claims that may be made by the Company. Approximately $6,357 and $1,143 was released from escrow to the sellers and the Company, respectively, during 2018.

The Company incurred acquisition-related costs of $794 and $948 which were charged to SG&A during the years ended December 31, 2018 and 2017, respectively.

DIPLOMAT PHARMACY, INC.

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share amounts)

The following table summarizes the fair values of identifiable assets acquired and liabilities assumed at the acquisition date:

Cash	$780
Receivables	40,852
Inventories	2,857
Prepaid expenses and other current assets	750
Property and equipment	1,930
Capitalized software for internal use	1,325
Definite-lived intangible assets	201,523
Other noncurrent assets	148
Accounts payable	(16,409)
Rebates payable	(23,121)
Accrued expenses — compensation and benefits	(2,329)
Accrued expenses — other	(1,948)
Deferred income taxes	(31,434)
Total identifiable net assets	174,924
Goodwill	424,321
$599,245

Definite-lived intangible assets that were acquired and their respective useful lives are as follows:

	Useful Life	Amount
Customer relationships	10 years	$184,973
Trade names and trademarks	4 years	16,550
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

Approximately $9,005 of the purchase consideration was deposited into an escrow account to be held for 18 to 36 months after the closing date to satisfy any indemnification claims that may be made by the Company.

The Company incurred acquisition-related costs of $555 and $804 which were charged to SG&A during the years ended December 31, 2018 and 2017, respectively.

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

The purchase price includes a contingent consideration arrangement that requires the Company to pay the former owners additional cash payouts of up to $1,500 per performance period based upon the achievement of certain gross profit targets in each of the 12-month periods ending September 30, 2018 and 2019. The maximum additional cash payout is $3,000. The fair value of this liability as of December 31, 2018 and 2017 was $1,420 and $2,600, respectively. Based upon Focus’ actual results for the 12-month period ended September 30, 2018, the Company paid $1,500 in cash to Focus’ former owners in November 2018.

DIPLOMAT PHARMACY, INC.

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share amounts)

Approximately $1,200 of the purchase consideration was deposited into an escrow account to be held for 12 months after the closing date to satisfy any of the Company’s indemnification claims. The full amount was released to the sellers from escrow in October 2018.

The Company incurred acquisition-related costs of $329 which were charged to SG&A during the year ended December 31, 2017.

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

The purchase price includes a contingent consideration arrangement that requires the Company to pay the former owners additional cash payouts of up to $3,600 per performance period based upon the achievement of certain gross profit targets in each of the 12-month periods ending July 31, 2018 and 2019. The maximum additional cash payout is $7,200. The fair value of this liability as of December 31, 2018 and 2017 was $1,715 and $1,600, respectively.

DIPLOMAT PHARMACY, INC.

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share amounts)

Based upon Accurate’s actual results for the 12-month period ended July 31, 2018, the Company paid $1,800 in cash to Accurate’s former owners in November 2018.

Approximately $1,000 of the purchase consideration was deposited into an escrow account to be held for 15 months after the closing date to satisfy any of the Company’s indemnification claims. The full amount was released to the sellers from escrow in October 2018.

The Company incurred acquisition-related costs of $218 which were charged to SG&A during the year ended December 31, 2017.

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

Approximately $1,950 of the purchase consideration was deposited into an escrow account to be held for 18 months after the closing date to satisfy any of the Company’s indemnification claims.  The full amount was released to the sellers from escrow in November 2018.

The Company incurred acquisition-related costs of $259 which were charged to SG&A during the year ended December 31, 2017.

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
$14,413

The purchase price includes a contingent consideration arrangement that requires the Company to pay the former owners additional cash payouts of up to $2,000 per performance period based upon the achievement of certain gross

DIPLOMAT PHARMACY, INC.

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share amounts)

profit targets in each of the 12-month periods ending March 31, 2018, 2019 and 2020. The maximum payout of contingent consideration is $6,000. The fair value of this liability as of December 31, 2018 and 2017 was $3,760 and $4,300, respectively. Based upon Comfort’s actual results for the 12-month period ended March 31, 2018, the Company paid $2,000 in cash to Comfort’s former owners in July 2018.

Approximately $1,050 of the purchase consideration was deposited into an escrow account to be held for 18 months after the closing date to satisfy any of the Company’s indemnification claims. The full amount was released to the sellers from escrow in September 2018.

The Company incurred acquisition-related costs of $204 which were charged to SG&A during the year ended December 31, 2017.

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

The Company incurred acquisition-related costs of $204 which were charged to SG&A during the year ended December 31, 2017.

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

Cash	$70,117
324,244 restricted common shares	9,507
$79,624

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

DIPLOMAT PHARMACY, INC.

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share amounts)

Approximately $3,800 of the purchase consideration was deposited into an escrow account to be held for 12 months after the closing date to satisfy any indemnification claims that may be made by the Company. Approximately $3,650 and $150 was released from escrow to the sellers and the Company, respectively, during the first half of 2018.

The Company incurred acquisition-related costs of $410 which were charged to SG&A during the year ended December 31, 2016.

The following table summarizes the fair values of identifiable assets acquired and liabilities assumed at the acquisition date:

Cash	$2,114
Accounts receivable	16,271
Inventories	4,740
Prepaid expenses and other current assets	46
Property and equipment	200
Capitalized software for internal use	14,000
Definite-lived intangible assets	13,890
Other noncurrent assets	21
Accounts payable	(29,773)
Accrued expenses — compensation and benefits	(400)
Accrued expenses — other	(1,962)
Total identifiable net assets	19,147
Goodwill	60,477
$79,624

Definite-lived intangible assets that were acquired and their respective useful lives are as follows:

	Useful Life	Amount
Physician relationships	10 years	$7,700
Non-compete employment agreements	5 years	4,490
Trade names and trademarks	1 year	1,700
		$13,890

Unaudited Pro Forma Operating Results

The following unaudited pro forma summary presents consolidated financial information as if the Accurate, Affinity, Comfort, Focus, LDI, NPS and WRB acquisitions had occurred on January 1, 2016. The unaudited pro forma results reflect certain adjustments related to the acquisitions, such as amortization expense resulting from intangible assets acquired and adjustments to reflect the Company’s borrowings and the related income tax effect of such adjustments. Accordingly, such pro forma operating results were prepared for comparative purposes only and do not purport to be

DIPLOMAT PHARMACY, INC.

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share amounts)

indicative of what would have occurred had the acquisitions been made as of the as if date or of results that may occur in the future.

Year Ended
December 31, 2017
Net sales	$4,954,494
Net income attributable to Diplomat Pharmacy, Inc.	$6,733
Income per common share — basic and diluted	$0.09

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

DIPLOMAT PHARMACY, INC.

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share amounts)

The following table presents the placement in the fair value hierarchy of assets and liabilities that are measured and disclosed at fair value on a recurring basis:

	Asset /			Valuation
	(Liability)	Level 2	Level 3	Technique
December 31, 2018:
Contingent consideration	$(6,895)	$—	$(6,895)	C
Interest rate swaps (Note 11)	(4,292)	(4,292)	—	A

December 31, 2017:
Contingent consideration	$(12,100)	$—	$(12,100)	C

The following table sets forth the change in contingent consideration (Level 3 measurements):

Contingent Consideration
Balance at January 1, 2016	$(52,665)
Change in fair value	8,922
Payments	43,743
Balance at December 31, 2016	—
Affinity acquisition	(35)
Comfort acquisition	(3,800)
WRB acquisition	(530)
Accurate acquisition	(1,980)
Focus acquisition	(2,080)
Changes in fair values	(3,675)
Balance at December 31, 2017	(12,100)
Change in fair value	(3,364)
Payments	8,569
Balance at December 31, 2018	$(6,895)

The carrying amount of debt approximates fair value due to variable interest rates at customary terms and rates the Company could obtain in current financing.

6.              PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

		December 31,
	Useful Life	2018	2017
Land	—	$3,532	$5,232
Buildings	40 years	12,945	18,818
Leasehold improvements	5 - 15 years*	6,410	5,247
Equipment and fixtures	5 - 10 years	18,769	14,116
Computer equipment	3 - 5 years	11,999	8,527
Construction in progress		2,274	2,425
		55,929	54,365
Accumulated depreciation and amortization		(21,404)	(15,375)
		$34,525	$38,990

* Unless applicable lease term is shorter.

DIPLOMAT PHARMACY, INC.

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share amounts)

In November 2018, the Company entered into a sale-leaseback agreement with an unrelated party involving land and building. Under this arrangement, the property with a net book value of $7,660 was sold for $14,300 in cash and leased back under a 12-year operating lease agreement. The gain on the sale of $5,725 was deferred and is recognized in proportion to the related gross rental charged to expense over the lease term. The lease provides for initial monthly base rental payments of $78 and thereafter increasing 2% per year.  The lease expires in 2030, with options to extend the term of the lease for three additional five-year terms at the market rental rate at the time of renewal.

Depreciation expense for the years ended December 31, 2018, 2017 and 2016 was $6,228, $4,941 and $3,075, respectively.

7.              CAPITALIZED SOFTWARE FOR INTERNAL USE

Capitalized software, consisting of software acquired and developed internally, was comprised as follows:

		December 31,
	Useful Life	2018	2017
Capitalized software for internal use	3-7 years	$88,356	$82,017
Construction in progress		10,510	502
		98,866	82,519
Accumulated amortization		(68,360)	(45,999)
		$30,506	$36,520

Construction in progress at December 31, 2018 primarily represents costs associated with the implementation of a new end-to-end specialty pharmacy software platform which is expected to be fully placed in service by the end of the second quarter of 2019.

Amortization expense for the years ended December 31, 2018, 2017 and 2016 was $22,361, $19,781 and $13,102, respectively.

DIPLOMAT PHARMACY, INC.

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share amounts)

8.              GOODWILL AND DEFINITE-LIVED INTANGIBLE ASSETS

The following table sets forth the changes in goodwill by segment:

	Specialty	PBM	Total
Balance at January 1, 2016	$256,318	$—	$256,318
Acquisitions:
TNH	59,275	—	59,275
Miscellaneous	1,023	—	1,023
Balance at December 31, 2016	316,616	—	316,616
Acquisitions:
Affinity	8,772	—	8,772
Comfort	11,669	—	11,669
WRB	20,181	—	20,181
TNH	1,351	—	1,351
Accurate	8,741	—	8,741
Focus	15,237	—	15,237
NPS	—	20,735	20,735
LDI	—	426,005	426,005
Miscellaneous	3,317	—	3,317
Balance at December 31, 2017	385,884	446,740	832,624
Other measurement period adjustments	552	1,382	1,934
Impairments	(45,776)	(179,190)	(224,966)
Balance at December 31, 2018	$340,660	$268,932	$609,592

The goodwill for the Specialty and PBM segments is net of accumulated impairment losses of $45,776 and $179,190, respectively, at December 31, 2018.

Goodwill is not subject to amortization and is reviewed at least annually in the fourth quarter of each year using data as of December 31 of that year, or earlier if an event occurs or circumstances change and there is an indication of impairment.  The Company tests goodwill at the reporting unit level. The impairment test consists of comparing a reporting unit’s fair value to its carrying value. Based on the results of the 2018 annual impairment test, the fair value of the DSP and PBM reporting units were less than their respective carrying value.

The estimated fair value for each of the reporting units was determined using the income approach.  With the income approach, fair value is determined based on the present value of estimated future cash flows, discounted at an appropriate risk-adjusted rate.  We use our internal forecasts to estimate future cash flows and include an estimate of long-term future growth rates based on our most recent views of the long-term outlook for each business. Such projections contain Management’s best estimates of economic and market conditions over the projected period, including growth rates in revenue and costs and best estimates of future expected changes in operating margins and cash expenditures. Our projection of estimated operating results and cash flows are discounted using a weighted average cost of capital that reflects current market conditions appropriate to each reporting unit.  The discount rate is sensitive to changes in interest rates and other market rates in place at the time the assessment is performed.  The discount rates used in the annual reporting unit valuations were 10.5% for the DSP reporting unit and 12.25% for the PBM reporting unit.

For the DSP reporting unit, the Company began experiencing a decline in the volume of pharmacy prescriptions, pressure on reimbursement rates from certain payors and a less favorable medication drug mix within certain payer specialty contracts which reduced profitability.  As such, these conditions resulted in downward revisions of the forecasts on current and future projected earnings and cash flows of the Specialty business.

DIPLOMAT PHARMACY, INC.

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share amounts)

In 2018, the Company recorded a non-cash impairment of $45,776, which is not deductible for income tax purposes.  The impairment loss is recorded in the caption “Goodwill impairments” in the consolidated statement of operations.  After the impairment charge, the adjusted carrying value of the Specialty segment goodwill was $340,660 at December 31, 2018, of which $68,218 was allocated to the DSP reporting unit.

The goodwill in the PBM segment was recorded as a result of two separately acquired entities (i) Pharmaceutical Technologies, Inc. d/b/a National Pharmaceutical Services, acquired in November 27, 2017, and (ii) LDI Holding Company, LLC, acquired December 20, 2017.

The PBM segment began to experience a substantial loss of customer contracts primarily as a result of service issues experienced while transitioning to a new claims processing platform, third-party acquisitions of such clients, contract non-renewals, reduced contracted rates, and terminations prior to expiration as well as other factors. Also, it has been taking longer than initially expected to replace these customers and client retention has also suffered as legacy customers can easily cancel, without penalty, and not renew their contracts with us.  These conditions resulted in downward revisions of the forecasts on current and future projected earnings and cash flows of the PBM business.

In 2018, the Company recorded a non-cash impairment loss of $179,190, which is not deductible for income tax purposes.  The impairment loss is recorded in the caption “Goodwill impairments” in the consolidated statement of operations. After the impairment charge, the adjusted carrying value of the PBM segment goodwill was $268,932 at December 31, 2018.

Also, the Company assessed whether the carrying amounts of the reporting units long-lived assets may not be recoverable and therefore may be impaired. To assess the recoverability at the PBM reporting unit asset group level, the undiscounted cash flows of the PBM business were analyzed over a range of potential remaining useful lives with the PBM customer relationships as the primary asset.  As a result, the Company determined that certain trade names and trademarks, and certain customer relationships in its PBM reporting unit were not recoverable and were impaired. The Company recorded an impairment loss related to these intangible assets.  It was determined, using the same methodology, that the long-lived assets of the DSP reporting unit were not impaired. Refer to the additional discussion below.

Definite-lived intangible assets consisted of the following:

	December 31, 2018
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization/ Impairments	Net Carrying Amount
Customer relationships	9.8	$100,200	$(1,238)	$98,962
Patient relationships	5.9	170,100	(67,964)	102,136
Trade names and trademarks	1.8	30,650	(20,270)	10,380
Non-compete employment agreements	1.6	61,389	(44,100)	17,289
Physician relationships	4.8	21,700	(9,657)	12,043
		$384,039	$(143,229)	$240,810

DIPLOMAT PHARMACY, INC.

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share amounts)

	December 31, 2017
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	9.9	$196,073	$(1,141)	$194,932
Patient relationships	6.8	170,100	(49,643)	120,457
Trade names and trademarks	3.7	44,020	(13,624)	30,396
Non-compete employment agreements	3.1	61,389	(30,560)	30,829
Physician relationships	5.7	21,700	(6,303)	15,397
		$493,282	$(101,271)	$392,011

As disclosed above, certain intangible assets, consisting of certain trade names and trademarks, and customer relationships, were impaired.  The Company performed a valuation to determine the fair value of these intangible assets and as a result recorded a non-cash impairment charge of $82,678 which is recorded in the caption “Impairments of definite-lived intangible assets” in the consolidated statement of operations. In conjunction with the valuation performed, Management also reviewed the useful lives of the trade name and trademarks, and customer relationships. As a result of the review, no significant changes were necessary to the remaining estimated useful lives. At December 31, 2018, the residual balance of the trade names and trademarks of $4,000 and customer relationships of $95,000 will be amortized over their remaining estimated useful lives.

Amortization expense for the years ended December 31, 2018, 2017 and 2016 was $68,523, $41,844 and $33,868, respectively. Estimated future amortization expense is as follows:

2019	$53,944
2020	41,612
2021	33,781
2022	27,738
2023	25,911
Thereafter	57,824
$240,810

On August 28, 2014, the Company and two unrelated third-party entities entered into a contribution agreement to form a new company, Primrose Healthcare, LLC (“Primrose”). Primrose functioned as a management company, managing a network of physicians and medical professionals providing continuum care for patients infected with the hepatitis C virus. The Company contributed $5,000 for its 51 percent ownership interest, of which $2,000 and $3,000 were contributed during the years ended December 31, 2015 and 2014, respectively. The unrelated third-party entities contributed a software licensing agreement valued at $2,647 and intellectual property valued at $2,157. During the third quarter of 2016, primarily due to updated projections of continuing losses into the foreseeable future, the Company fully impaired Primrose’s intangible assets and recorded an impairment charge of $4,804. Primrose was dissolved during the fourth quarter of 2017.

9.              INVESTMENTS IN NON-CONSOLIDATED ENTITIES

Ageology

From October 2011 through January 2017, the Company maintained a 25 percent minority interest in Worksmart MD, LLC, also known as Ageology, although it fully impaired its investment during the fourth quarter of 2014. In transactions unrelated to the Company, SkyPoint Ventures LLC (“SkyPoint”), an affiliated entity of the Company’s former chief executive officer, provided funding through loans to Ageology through January 2017. In February 2017, SkyPoint elected to convert its outstanding loans into equity in Ageology, which equated to an approximate ownership

DIPLOMAT PHARMACY, INC.

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share amounts)

of 43 percent. Concurrently, the Company converted its $2,500 in outstanding loans (which the Company had written off during the fourth quarter of 2014) into equity in Ageology, which resulted in the Company having an approximate 22 percent minority interest.

Subsequent to the February 2017, SkyPoint continued to provide funding through loans during the remainder of the year ended December 31, 2017 and into 2018.  The outstanding loans plus accrued interest were then converted into equity in November 2018, which further diluted the Company’s ownership interest to approximately 4.7 percent.  Because the Company does not direct the activities that most significantly impact the economic performance of Ageology, management has determined that the Company is not nor ever has been Ageology’s primary beneficiary.

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

During January 2017, PRM completed the planned sale of its primary asset. The Company recorded impairment charges of $286 and $4,659, which are reflected within “Equity loss and impairment of non-consolidated entities,” for the years ended December 31, 2018 and 2016, respectively, to write-down its cost method investment in PRM to net realizable value.  PRM was subsequently dissolved in December 2018.

10.       DEBT

Total outstanding debt consisted of the following:

	December 31,
	2018	2017

Short-term debt, borrowings on line of credit	$176,300	$188,250
Long-term debt:
Term loan A	$142,500	$150,000
Term loan B	322,000	400,000
Total	464,500	550,000
Unamortized debt issuance costs	(14,631)	(17,402)
Total long-term debt	449,869	532,598
Less: current portion	11,500	11,500
Long-term debt, less current portion	$438,369	$521,098

On December 20, 2017, in conjunction with the LDI acquisition, the Company entered into a credit agreement with by JPMorgan Chase Bank, N.A., and Capital One, National Association (“Capital One”), that provides for a $250,000 revolving line of credit and a $150,000 Term Loan A and a $400,000 Term Loan B (“credit facility”). The credit agreement also provides for issuances of letters of credit of up to $10 million and swingline loans up to $20 million. The revolving line of credit and Term Loan A mature on December 20, 2022 and Term Loan B matures on December 20, 2024. The proceeds from the credit facility were used to finance the LDI acquisition, pay related transaction fees and expenses, and repay the Company’s former credit facility (as defined below), as well as provide sufficient liquidity for the Company’s future needs. The Company incurred debt issuance costs of $21,507 associated with the credit facility, of which all but $744 were capitalized. These debt issuance costs, along with $2,079 in previously incurred unamortized debt issuance costs, are amortized over the contractual term of the credit facility into

DIPLOMAT PHARMACY, INC.

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share amounts)

interest expense using the effective interest method. The Company also expensed $636 in previously incurred unamortized debt issuance costs to interest expense upon entering into the credit facility in 2017.

Interest on the revolving line of credit and Term Loan A is accrued at a rate equal to the monthly LIBOR plus an applicable margin or a base rate that is the highest of the U.S. prime rate, federal funds rate (plus ½ of 1 percent) and LIBOR (plus 1 percent), at the Company’s option. The applicable margin is adjusted quarterly based on the Company’s leverage ratio. At December 31, 2018, the applicable margin was 2.25 percent for LIBOR loans and 1.25 percent for base rate loans. Interest on the Term Loan B is accrued similarly to Term Loan A, except the applicable margin is fixed at 4.50 percent for LIBOR loans and 3.50 percent for base rate loans.  The Company’s Term Loan A and Term Loan B interest rates were 4.78 percent and 7.03 percent, respectively, at December 31, 2018 and 4.04 percent and 6.04 percent, respectively, at December 31, 2017. The interest rate on the revolving line of credit was 5.19 percent and 4.04 percent at December 31, 2018 and 2017, respectively. The Company is charged a monthly unused commitment fee ranging from 0.3 percent to 0.4 percent on the average unused daily balance on its $250,000 line of credit.

The Company had weighted average borrowings on its line of credit of $164,301 and $28,238 and maximum borrowings on its line of credit of $231,200 and $188,250 during the years ended December 31, 2018 and 2017, respectively. The Company had $73,700 and $61,750 available to borrow on its line of credit at December 31, 2018 and 2017, respectively.  Line of credit-related unamortized debt issuance costs of $4,246 and $5,316 as of December 31, 2018 and 2017, respectively, are classified within “Other noncurrent assets” in the consolidated balance sheets.

The Term Loan A and Term Loan B requires quarterly principal payments of $1,875 and $1,000, plus accrued interest, respectively.  During 2018, the Company made a voluntary prepayment of $74,000 on the Term Loan B.

The credit facility is collateralized by substantially all of the Company’s assets.  The credit facility contains covenants requiring, among other things, to provide financial and other information reporting, and provide notice upon certain events. These covenants also place restrictions on the Company’s ability to incur additional indebtedness, pay dividends or make other distributions, redeem or repurchase capital stock, make investments and loans, and enter into certain transactions, including selling assets, engaging in mergers or acquisitions, or engaging in transactions with affiliates. The Company was in compliance with all such covenants as of December 31, 2018.

On April 1, 2015, in conjunction with the BioRx acquisition, the Company entered into a Second Amended and Restated Credit Agreement with Capital One, as agent and as a lender, the other lenders party thereto, and the other credit parties thereto, which provided for an increase in the Company’s line of credit from $120,000 to $175,000, a fully drawn term loan for $120,000 and a delayed draw term loan (“DDTL”) for an additional $25,000 (“former credit facility”). The Company fully drew upon the $25,000 DDTL during 2017. The former credit facility was subsequently paid in full and extinguished using the proceeds of the credit facility.

At December 31, 2018, the Company’s scheduled principal payments on its Term Loan A and Term Loan B for the next five years is as follows:

2019	$11,500
2020	11,500
2021	11,500
2022	124,000
2023	4,000

11.       INTEREST RATE SWAPS

The Company enters into interest rate swap contracts to hedge variable interest rate risk related to certain variable rate borrowings. These interest rate swap contracts are designated as cash flow hedges for the purposes of hedge accounting

DIPLOMAT PHARMACY, INC.

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share amounts)

treatment and any unrealized gains or losses that result from changes in the fair value of the interest rate swap contracts are reported in “Accumulated other comprehensive loss” as a component of shareholders’ equity. The Company measures hedge effectiveness on a quarterly basis. The Company does not use derivative financial instruments for speculative purposes.

In 2018, the Company became a party to two pay-fixed and receive-floating interest rate swaps, which are effective on March 29, 2019 and terminate on March 31, 2022. The combined notional amount of the interest rate swaps was $290.6 million at December 31, 2018.  At December 31, 2018, the fair value of the interest rate swaps (derivative liability) was $4,292. The Company recognized other comprehensive loss of $4,292 (a valuation allowance was established against the full amount of the net deferred tax benefit of $1,099).

12.       SHARE-BASED COMPENSATION

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

Adoption of ASU 2016-09

Effective January 1, 2016, the Company early adopted the accounting guidance contained within ASU 2016-09, Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). The Company recorded a $16,903 deferred tax asset and a $16,903 increase to retained earnings on January 1, 2016 to recognize the Company’s excess tax benefits related to share-based awards that existed as of December 31, 2015 (modified retrospective application). Beginning January 1, 2016, the Company recognizes all newly arising excess tax benefits related to share-based awards as a reduction to income taxes in its consolidated statement of operations, which resulted in the Company’s recognition of $80, $3,003 and $4,148 in benefits to income taxes during the years ended December 31, 2018, 2017 and 2016, respectively. Effective January 1, 2016, the Company elected to account for share-based compensation forfeitures when they occur. There was no impact of this election because prior to the adoption the Company did not have adequate historical information to estimate forfeitures. No prior period amounts were adjusted as a result of the adoption of ASU 2016-09.

DIPLOMAT PHARMACY, INC.

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share amounts)

Stock Options

A summary of the Company’s stock option activity for the years ended December 31, 2016, 2017 and 2018 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Options	Price	Life	Value
			(In years)
Outstanding at January 1, 2016	4,114,685	$17.53	7.7	$76,567
Granted	1,546,532	22.64
Exercised	(564,844)	7.87
Cancelled/expired	(683,032)	27.41
Outstanding at December 31, 2016	4,413,341	19.02	7.0	11,558
Granted	4,066,735	16.43
Exercised	(1,217,320)	6.47
Cancelled/expired	(1,154,464)	25.25
Outstanding at December 31, 2017	6,108,292	18.62	8.5	25,777
Granted	411,486	21.39
Exercised	(379,194)	10.81
Cancelled/expired	(954,559)	24.13
Outstanding at December 31, 2018	5,186,025	$18.42	8.0	$2,910

Exercisable at December 31, 2018	2,011,169	$18.35	7.1	$2,910

The Company recorded share-based compensation expense associated with stock options of $7,895, $6,628 and $5,073 for the years ended December 31, 2018, 2017 and 2016, respectively.

The Company granted service-based awards of 330,135, 2,805,976 and 1,165,000 options to purchase common stock to key employees under its 2014 Plan during the years ended December 31, 2018, 2017 and 2016, respectively. The options granted during 2016 and 2017, as well as 105,000 of the options granted during 2018, become exercisable in installments of 25 percent per year, beginning on the first anniversary of the grant date and each of the three anniversaries thereafter. The remaining 225,135 options granted during 2018 become exercisable in installments of 33.3 percent per year, beginning on the first anniversary of the grant date and each of the two anniversaries thereafter. These options have a maximum term of 10 years.

The Company granted a make-whole inducement award of 81,351 options to purchase common stock to an executive during the second quarter of 2018. These options become exercisable in installments of 33.3 percent per year, beginning on the first anniversary of the grant date and each of the two anniversaries thereafter. These options have a maximum term of 10 years.

The Company granted service-based awards of 200,000 options to purchase common stock to key employees under its 2014 Plan during the year ended December 31, 2017 that were immediately vested at time of grant. These options have a maximum term of 10 years.

The Company granted performance-based awards of 260,759 and 381,532 options to purchase common stock to key employees under the 2014 Plan during the years ended December 31, 2017 and 2016, respectively, that are earned based upon the Company’s performance relative to specified revenue and Adjusted EBITDA targets corresponding to

DIPLOMAT PHARMACY, INC.

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share amounts)

the year in which granted. None of the performance-based awards granted during 2017 and 2016 were earned and, therefore, no share-based compensation expense was recorded for these awards in either 2017 or 2016.

The Company granted performance-based awards of 800,000 options to purchase common stock to key employees under its 2014 Plan during the year ended December 31, 2017 that will be earned or forfeited in increments based on the cumulative growth in Adjusted EBITDA of a certain therapeutic category during the years ending December 31, 2017, 2018, 2019 and 2020. The earned options, if any, will be determined annually each March 31 of the subsequent year and vest as of that date. During the first quarter of 2018, it was determined that 225,862 of these options were earned/vested based upon 2017’s actual results. These options have a maximum term of 10 years.

At December 31, 2018, the total compensation cost related to non-vested options not yet recognized was $15,677, which will be recognized over a weighted average period of 2.44 years, assuming all employees complete their respective service periods for vesting of the options.

The total intrinsic value of options exercised during the years ended December 31, 2018, 2017 and 2016 was $4,560, $11,973 and $13,048, respectively.

The weighted average grant date fair value of options granted during the years ended December 31, 2018, 2017 and 2016 was $8.75, $6.23 and $6.34, respectively. The grant-date fair value of each option award was estimated using the Black-Scholes-Merton option-pricing model using the assumptions set forth in the following table:

	Year Ended December 31,
	2018	2017	2016
Exercise price	$20.52 - $24.29	$14.36 - $20.87	$14.40 - $36.60
Expected volatility	36.06% - 38.36%	33.44% - 36.38%	23.90% - 24.76%
Expected dividend yield	0%	0%	0%
Risk-free rate for expected term	2.33% - 2.84%	1.88% - 2.34%	1.23% - 2.06%
Expected term (in years)	6.00 - 6.25	5.00 - 6.25	6.25

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

DIPLOMAT PHARMACY, INC.

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share amounts)

RSUs

A summary of the Company’s RSU activity as of and for the years ended December 31, 2017 and 2018 is as follows:

		Weighted
		Average
	Number	Grant Date
	of RSUs	Fair Value
Nonvested at January 1, 2017	—	$—
Granted	90,718	14.65
Cancelled/expired	(24,079)	14.65
Nonvested at December 31, 2017	66,639	14.65
Granted	2,059,066	22.00
Vested and issued	(183,263)	23.46
Cancelled/expired	(73,413)	20.21
Nonvested at December 31, 2018	1,869,029	$21.67

The Company granted service-based awards of 1,131,591 and 90,718 RSUs to key employees under its 2014 Plan during the years ended December 31, 2018 and 2017, respectively. The Company also granted a sign-on inducement award of 124,875 RSUs and a make-whole inducement award of 33,716 RSUs to an executive during the second quarter of 2018. The value of a RSU is determined by the market value of the Company’s common stock at the date of grant. This value is recorded as compensation expense on a straight-line basis over the vesting period, which ranges from immediate vesting to three years from the grant date.

The Company granted performance-based awards of 139,512 RSUs to certain executives under its 2014 Plan during the first quarter of 2018, which will be earned or forfeited based upon the Company’s performance relative to a specified Adjusted EBITDA goal for the year ending December 31, 2018. The earned RSUs, if any, will vest in three equal installments, with the first installment vesting upon the earlier of the date that the Company files its 2018 Annual Report on Form 10-K or Audit Committee confirmation of the satisfaction of the applicable performance goals, with the remaining installments vesting annually thereafter. The Company is accounting for these performance-based RSUs under the current presumption that 37.5 percent will be earned and 62.5 percent will be forfeited.

The Company granted performance-based awards of 629,372 RSUs as a make-whole inducement award to an executive during the second quarter of 2018, which will be earned or forfeited based upon the Company’s performance relative to specified Adjusted EBITDA and revenue goals for the year ending December 31, 2018. The earned RSUs, if any, will vest in three equal installments, with the first installment vesting upon the earlier of the date that the Company files its 2018 Annual Report on Form 10-K or Audit Committee confirmation of the satisfaction of the applicable performance goals, with the remaining installments vesting annually thereafter. The Company is accounting for these performance-based RSUs under the current presumption that they will be forfeited.

The Company granted an additional performance-based award of 1,498,500 RSUs as a sign-on inducement award to an executive during the second quarter of 2018, which will be earned or forfeited based upon the Company’s performance relative to specified cumulative Adjusted EBITDA and revenue goals for the years ending December 31, 2018 and 2019. The earned RSUs, if any, will vest in three equal installments, with the first installment vesting upon the earlier of the date that the Company files its 2019 Annual Report on Form 10-K or Audit Committee confirmation of the satisfaction of the applicable performance goals, with the remaining installments vesting annually thereafter. The vesting of a portion of this award may be accelerated at the discretion of the Board of Directors of the Company or its Compensation Committee following completion of the Company’s 2018 external audit. Further, because of the awards subjectivity, a grant date for accounting purposes, at which date the fair value of the award is determined, was not established as of December 31, 2018, as the performance goals were not considered determinable.

DIPLOMAT PHARMACY, INC.

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share amounts)

The Company recorded share-based compensation expense associated with RSUs of $9,634 and $203 for the years ended December 31, 2018 and 2017, respectively. At December 31, 2018, the total compensation cost related to non-vested RSUs not yet recognized was $17,791, which will be recognized over the next 2.2 years, assuming all employees complete their respective service periods for vesting of the RSUs.

RSAs

A summary of the Company’s RSA activity for the years ended December 31, 2016, 2017 and 2018 is as follows:

	Number	Weighted
	of Shares	Average
	Subject to	Grant Date
	Restriction	Fair Value
Nonvested at January 1, 2016	10,805	$26.60
Granted	5,765	32.97
Vested	(10,805)	26.60
Nonvested at December 31, 2016	5,765	32.97
Granted	36,814	17.13
Vested	(8,288)	26.80
Nonvested at December 31, 2017	34,291	17.45
Granted	40,796	21.30
Vested	(31,732)	17.68
Nonvested at December 31, 2018	43,355	$20.91

Under the 2014 Plan, the Company issued RSAs to non-employee directors. The value of a RSA is determined by the market value of the Company’s common stock at the date of grant. The value of a RSA is recorded as share-based compensation expense on a straight-line basis over the vesting period, which is typically one year.

The Company recorded share-based compensation expense associated with RSAs of $643, $450 and $339 for the years ended December 31, 2018, 2017 and 2016, respectively. At December 31, 2018, the total compensation cost related to non-vested RSAs not yet recognized was $485, which will be recognized during 2019, assuming the non-employee directors complete their service period for vesting of the RSAs.

DIPLOMAT PHARMACY, INC.

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share amounts)

13.       INCOME TAXES

Significant components of the income tax benefit (expense) for the years ended December 31, 2018, 2017 and 2016 are as follows:

	Year Ended December 31,
	2018	2017	2016
Current:
Federal	$(4,304)	$(1,748)	$(703)
State and local	(2,504)	(1,921)	(1,713)
Total current	(6,808)	(3,669)	(2,416)

Deferred:
Federal	10,461	10,343	(7,989)
State and local	1,386	452	(790)
Total deferred	11,847	10,795	(8,779)

	$5,039	$7,126	$(11,195)

The reconciliation of income taxes computed at the U.S. federal statutory tax rate to income tax benefit (expense) is as follows:

	Year Ended December 31,
	2018	2017	2016
Income tax benefit (expense) at U.S. statutory rate	$64,535	$(2,822)	$(12,675)
Tax effect from:
State income taxes, net of federal benefit	12,547	(418)	(1,904)
State income taxes, valuation allowance	(13,140)	—	—
Share-based compensation	80	3,003	4,148
Valuation allowance	(48,677)	—	—
Loss on noncontrolling interest	—	(113)	(1,138)
Change in tax laws	1,104	7,828	—
Changes in uncertain tax positions	(636)	—	—
Disallowed compensation	(678)	—	—
Impairment losses	(9,674)	—	—
Other	(422)	(352)	374
Income tax benefit (expense)	$5,039	$7,126	$(11,195)

DIPLOMAT PHARMACY, INC.

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share amounts)

Significant components of deferred tax assets and liabilities are as follows:

	December 31,
	2018	2017
Deferred tax assets:
Intangible assets	$50,630	$—
Allowance for doubtful accounts	6,501	5,696
Net operating loss and credit carryforwards	4,064	2,114
Compensation and benefits	7,407	4,611
Other temporary differences	2,164	679
Total deferred tax assets	70,766	13,100
Valuation allowance	(62,916)	—
Total net deferred tax assets	7,850	13,100

Deferred tax liabilities:
Property and equipment	(9,358)	(8,221)
Intangibles assets	—	(18,185)
Prepaid expenses and other current assets	(1,158)	(740)
Investments	(115)	(321)
Total deferred tax liabilities	(10,631)	(27,467)

Net deferred tax liabilities	$(2,781)	$(14,367)

At December 31, 2018, the Company had deferred tax assets of $70,766.  In determining the requirement for a valuation allowance, the historical and projected financial results of the legal entity or consolidated group recording the net deferred tax asset is considered, along with other available positive and negative evidence.  Concluding that a valuation allowance is not required is difficult when there is significant negative evidence which is objective and verifiable, such as cumulative losses in recent years.  However, the three-year loss position is not solely determinative and accordingly, the Company considers all other available positive and negative evidence in its analysis.  If, based upon the weight of available evidence, it is more likely than not the deferred tax assets will not be realized, a valuation allowance is recorded. Due primarily to the parent company, along with several of its subsidiaries, being in a three-year cumulative loss from continuing operations position as of December 31, 2018, the Company has determined it is not more likely its consolidated and a substantial portion of separate entities deferred tax assets established for state  loss carryforwards and net deferred tax assets, will be realized as a benefit in the future.  Accordingly, the Company has established a valuation allowance against these net deferred tax assets in the amount of $62,916.

At December 31, 2018, the Company had $40,970 of state and local gross net operating loss carryforwards.  These carryforwards expire between 2019 through 2037.

The Tax Cuts and Jobs Act (the “Tax Act”) was enacted on December 22, 2017.  The Tax Act reduced the U.S. federal corporate tax rate from 35 percent to 21 percent, effective January 1, 2018.  In addition to the reduction in the tax rate, the major provisions of the Tax Act which were applicable to the Company include providing for immediate expense recognition of capital expenditures, modified the meals and entertainment deduction, changed the executive compensation deduction, along with repealing or modifying many other business deductions or credits. In addition, on December 22, 2017 the SEC Staff issued Staff Accounting Bulletin No. 118, which addressed how an entity should recognize provisional amounts when it does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete its accounting for the effect of the changes in the Tax Act.  The measurement period ends when an entity has obtained, prepared, and analyzed the information necessary to finalize its accounting, but cannot extend beyond one year.

At December 31, 2017, the Company had not completed its accounting for the effects of the Tax Act.  The Company was able to determine a reasonable estimate of the impact of the Tax Act by calculating provisional amounts for 2017.

DIPLOMAT PHARMACY, INC.

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share amounts)

In accordance with the Tax Act, the Company re-measured its deferred tax assets and liabilities based on the tax rates at which they are expected to reverse in the future, generally 21 percent, which resulted in an additional income tax benefit of $7,828 in 2017, which is included as a component of the income tax benefit for the year ended December 31, 2017. In the fourth quarter of 2018, the Company refined its previous estimates made in 2017 and completed its accounting for the Tax Act which resulted in recording an additional income tax benefit of $1,104, which is included as a component of the income tax benefit for the year ended December 31, 2018.

The change in unrecognized tax benefits is as follows:

	Year Ended December 31,
	2018	2017	2016
Balance, January 1,	$268	$268	$—
Additions based on tax positions of prior years	783	—	268
Additions based on tax positions of the current year	1,302	—	—
Reductions due to lapse in statute of limitations	(268)	—	—
Balance, December 31,	$2,085	$268	$268

If all these unrecognized tax benefits were recognized the impact on the income tax benefit would have been an increase of $816 for the year ended December 31, 2018.  It is reasonably possible that our unrecognized tax benefits could decrease by approximately $723 in the next twelve months.  The liability for unrecognized tax benefits for uncertain tax positions is included “Accrued expenses - other” in the consolidated balance sheets.

The Company prepares and files its tax returns based on interpretations of tax laws and regulations. In the normal course of business, such tax returns are subject to examination by various taxing authorities.  The Company has open tax years of 2014 to 2017 with various significant tax jurisdictions.

DIPLOMAT PHARMACY, INC.

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share amounts)

14.       (LOSS) INCOME PER COMMON SHARE

Basic (loss) income per common share is computed by dividing net (loss) income allocable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted income per common share further includes any common shares available to be issued upon exercise of outstanding service-based stock options; exercise of outstanding performance-based stock options for which all performance conditions were satisfied; and satisfaction of all contingent consideration performance conditions; and RSAs and RSUs, if such inclusions would be dilutive. The potentially dilutive common shares are determined for inclusion in diluted income per share using the treasury stock method. For periods of net loss, basic and diluted per share information are the same.

The following table sets forth the computation of basic and diluted (loss) income per common share:

	Year Ended December 31,
	2018	2017	2016
Numerator:
Net (loss) income attributable to Diplomat Pharmacy, Inc.	$(302,269)	$15,510	$28,273

Denominator:
Weighted average common shares outstanding, basic	74,244,520	68,130,322	65,970,396
Weighted average dilutive effect of stock options, RSAs and RSUs	—	649,731	1,739,750
Weighted average dilutive effect of contingent consideration	—	—	337,577
Weighted average common shares outstanding, diluted	74,244,520	68,780,053	68,047,723

(loss) income per common share:
Basic	$(4.07)	$0.23	$0.43
Diluted	$(4.07)	$0.23	$0.42

The Company had a net loss for the year ended December 31, 2018.  As a result, basic and diluted loss per share were the same as any potentially dilutive securities would be anti-dilutive.  In the absence of a net loss, the weighted average dilutive effect of stock options, RSAs and RSUs would have been 399,522.

The weighted average effect of certain common stock equivalents including stock options, RSUs and RSAs were excluded from the computation of weighted average diluted shares outstanding as inclusion of such items would be anti-dilutive, are summarized as follows:

	Year Ended December 31,
	2018	2017	2016
Service-based and earned performance-based stock options	4,147,027	3,242,919	1,542,064
Performance-based stock options	574,138	770,503	291,277
Weighted average service-based RSUs	325,469	21,623	—
Weighted average performance based RSUs	1,372,927	—	—
Weighted average RSAs	20,393	10,038	475
Total	6,439,954	4,045,083	1,833,816

15.       RELATED PARTY TRANSACTION

In December 2018, the Company signed a definitive agreement with ReactiveCore, Inc. (“ReactiveCore”) to provide information technology services to the Company over a period of three years, commencing on January 1, 2019. The Company will pay base fees to ReactiveCore of approximately $2,400 over the life of the agreement, with the potential of paying additional fees for the provision of additional services. Kenneth Klepper, a member of the Board of Directors, is the co-founder,

DIPLOMAT PHARMACY, INC.

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share amounts)

chairman and chief executive officer of ReactiveCore. Prior to the signing of this agreement, the Board of Directors reviewed and approved this transaction in accordance with the Company’s related persons transaction policy.

16.       COMMITMENTS AND CONTINGENCIES

Legal Proceedings

On November 10, 2016, a putative class action complaint was filed in the U.S. District Court for the Eastern District of Michigan against Diplomat Pharmacy, Inc. and certain officers of the Company. Following the appointment of lead plaintiffs and lead counsel, an amended complaint was filed on April 11, 2017. The amended complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 in connection with public filings made between February 29, 2016 and November 2, 2016 (the “potential class period”). The plaintiff seeks to represent a class of shareholders who purchased stock in the potential class period. The complaint seeks unspecified monetary damages and other relief. The Company filed a motion to dismiss the amended complaint on May 24, 2017. The court issued orders denying the Company’s motion to dismiss on January 19, 2018 and the Company’s motion for reconsideration of its motion to dismiss on August 9, 2018. Management believes the complaint and allegations to be without merit and intends to vigorously defend itself against the action. The Company is unable at this time to determine whether the outcome of the litigation would have a material impact on its results of operations, financial condition or cash flows.

On February 10, 2017, the Company’s Board of Directors received a demand letter from a purported shareholder containing allegations similar to those contained in the putative class action complaint described above. The letter demanded that the Board take action to remedy the alleged violations. In response, the Board of Directors established a Special Independent Committee of its disinterested and independent members to investigate the claims. Subsequently, on June 2, 2017, the shareholder filed a putative shareholder’s derivative lawsuit in the Michigan Circuit Court for the County of Genesee regarding the same matters alleged in the demand letter. The complaint names the Company as a nominal defendant and names a number of the Company’s current and former officers and directors as defendants. The complaint seeks unspecified monetary damages and other relief. On February 6, 2019, the parties reached an agreement-in-principle to settle the action. A preliminary settlement approval hearing is scheduled for April 8, 2019. The Company has previously accrued certain amounts incurred in connection with the settlement, and Management believes that any excess amounts beyond such amounts accrued would be appropriately covered by insurance. If approved by the Court, the settlement would not have a material impact on the Company’s results of operations, financial condition or cash flows.

On February 24, 2019 and March 6, 2019 in the U.S. District Court for the Central District of California, and on March 12, 2019 in the U.S. District Court for the Northern District of Illinois, putative class actions complaints were filed against Diplomat Pharmacy, Inc. and certain current and former officers of the Company. The complaints allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 in connection with public filings made between February 26, 2018 and February 21, 2019 (the “potential class period”). The plaintiffs each seek to represent a class of shareholders who purchased stock in the potential class period. The complaints seek unspecified monetary damages and other relief. The Company believes the complaints and allegations to be without merit and intends to vigorously defend itself against the actions. The Company is unable at this time to determine whether the outcome of the litigation would have a material impact on its results of operations, financial condition or cash flows.

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

DIPLOMAT PHARMACY, INC.

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share amounts)

The Company’s business of providing specialized pharmacy services and other related services may subject it to litigation and liability for damages in the ordinary course of business. Nevertheless, Management believes there are no other legal proceedings, the outcome of which, if determined adversely to the Company, would individually or in the aggregate be reasonably expected to have a material adverse effect on its business, financial position, cash flows or results of operations.

Purchase Commitments

In 2018, the Company entered into a three-year distribution agreement with AmerisourceBergen for the supply of prescription drugs.  The agreement provides for negotiated discounts by drug classification and requires the Company to purchase $1.3 billion in drugs during the first contract year to maintain these current negotiated discounts.  The agreement expires on May 31, 2021. The Company’s previous agreement was for four years in duration, subsequently extended through September 30, 2018 but terminated in May 2018 with the execution of a new agreement. The agreement required the Company to purchase $1.8 billion to $2 billion in drugs, per contract year to maintain negotiated discounts and rates. Purchases of drugs from AmerisourceBergen were $1,294, $1,485 and $1,864 for the year ended December 31, 2018, 2017 and 2016, respectively.

Lease Commitments

The Company leases multiple pharmacy and distribution facilities and office equipment under various operating lease agreements expiring through December 2027. Total rental expense under operating leases for the years ended December 31, 2018, 2017 and 2016 was $8,416, $4,215 and $4,179, respectively, exclusive of property taxes, insurance and other occupancy costs generally payable by the Company.

Future minimum payments under non-cancelable operating leases with initial or remaining terms in excess of one year as of December 31, 2018 are as follows:

2019	$5,961
2020	5,377
2021	4,831
2022	4,203
2023	3,356
Thereafter	14,406
$38,134

17.       SEGMENT REPORTING

Effective January 1, 2018, the Company reports in two reportable segments: Specialty and PBM. The Specialty segment offers a broad range of innovative solutions to address the dispensing, delivery, dosing and reimbursement of clinically intensive, high-cost specialty drugs and a wide range of applications and the PBM segment provides services designed to help the Company’s customers reduce the cost and manage the complexity of their prescription drug programs. The chief operating decision maker evaluates segment performance principally upon net sales and gross profit. Net sales, cost of sales and gross profit information by segment are as follows:

DIPLOMAT PHARMACY, INC.

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share amounts)

	Year Ended December 31,
	Net Sales			Cost of Sales			Gross Profit
	2018	2017	2016	2018	2017	2016	2018	2017	2016
Specialty	$4,790,837	$4,472,857	$4,410,388	$(4,510,262)	$(4,202,766)	$(4,144,802)	$280,575	$270,091	$265,586
PBM	729,455	12,373	—	(634,021)	(8,319)	—	95,434	4,054	—
Inter-segment eliminations	(27,768)	—	—	27,768	—	—	—	—	—
	$5,492,524	$4,485,230	$4,410,388	$(5,116,515)	$(4,211,085)	$(4,144,802)	$376,009	$274,145	$265,586

Total assets by segment are as follows:

	December 31, 2018	December 31, 2017
Specialty	$1,045,174	$1,190,188
PBM	431,185	750,235
	$1,476,359	$1,940,423

18.       SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table presents selected quarterly financial data for each of the quarters in the years ended December 31, 2018 and 2017:

	For the 2018 Quarter Ended
	March 31	June 30	September 30	December 31
Net sales	$1,342,484	$1,416,078	$1,373,334	$1,360,628
Gross profit(1)(2)	90,378	98,416	93,358	93,856
(Loss) income before income taxes	(1,318)	(2,224)	48	(303,814)
Net (loss) income	(450)	(3,964)	169	(298,025)
Net (loss) income attributable to Diplomat Pharmacy	(450)	(3,964)	169	(298,025)
Basic (loss) income per common share	(0.01)	(0.05)	0.00	(4.00)
Diluted (loss) income per common share	(0.01)	(0.05)	0.00	(4.00)

	For the 2017 Quarter Ended
	March 31	June 30	September 30	December 31
Net sales	$1,078,740	$1,126,464	$1,124,957	$1,155,069
Gross profit(1)(2)	69,762	66,714	65,090	72,579
Income (loss) before income taxes	6,532	2,946	299	(1,714)
Net income	4,225	3,490	961	6,513
Net income attributable to Diplomat Pharmacy	4,367	3,591	1,016	6,536
Basic income per common share	0.07	0.05	0.01	0.09
Diluted income per common share	0.06	0.05	0.01	0.09

(1)  During the second quarter of 2018, the Company changed its accounting policy to reclassify shipping and handling costs incurred at its dispensing pharmacies from Selling, general and administrative expenses to Cost of sales in its consolidated statements of operations. As a result, this reclassification decreased gross profit by $11,100, $13,286, $15,408, $15,642 and $15,139 for the first quarter of 2017, second quarter of 2017, third quarter of 2017, fourth quarter of 2017 and first quarter of 2018, respectively.

(2)   During the second quarter of 2018, the Company changed the classification of the cost of its nursing support services to Cost of sales, which were previously reported in Selling, general and administrative expenses in its consolidated statements of operations. As a result, this reclassification decreased gross profit by $4,187, $4,834, $4,805, $5,282 and $5,095 for the first quarter of 2017, second quarter of 2017, third quarter of 2017, fourth quarter of 2017 and first quarter of 2018, respectively.

DIPLOMAT PHARMACY, INC.

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share amounts)

The Company’s results were also impacted by the following:

•      Quarter ended December 31, 2017: The Company recognized $1,710 of changes in the fair values of contingent consideration. The Company recognized a $7,828 income tax benefit due to the enactment of the Tax Act.

•      Quarter ended September 30, 2017: The Company recognized $1,965 of changes in the fair values of contingent consideration.

•      Quarter ended December 31, 2018: The Company recorded goodwill impairments of $224,966 and impairments of definite-lived intangible assets of $82,678.

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

Our management, with the participation of the chief executive officer and the principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15(d)-15(e) promulgated under the Exchange Act) as of December 31, 2018. Based on these evaluations, the chief executive officer and the principal financial officer concluded that our disclosure controls and procedures required by paragraph (b) of Rule 13a-15 or 15d-15 were not effective as of December 31, 2018 as a result of the material weakness discussed below.

Management’s Report on Internal Control over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).  The management of the Company, under the supervision of the Chief Executive Officer and Chief Financial Officer, carried out an assessment of the effectiveness of its internal control over financial reporting for the Company as of December 31, 2018.  The assessment was performed using the criteria for effective internal controls reflected in the Internal Control-Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of the effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and processes included in such control may deteriorate.

As a result of our assessment, our management communicated to the Audit Committee of our Board of Directors and represented to BDO USA, LLP, our independent auditors, that a material weakness, further described below, existed as of December 31, 2018.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. During the fourth quarter of 2018, we identified the following deficiencies.

The Company did not implement effective internal controls over financial reporting at two of our recently acquired PBM subsidiaries, LDI Holding Company LLC, doing business as LDI Integrated Pharmacy Services (“LDI”) acquired in December 2017, and Pharmaceutical Technologies, Inc., doing business as National Pharmaceutical Services (“NPS”) acquired in November 2017, which entities now comprise our PBM business. Specifically, we did not maintain effective revenue controls to ensure:

•                  adequate review of initial client set up or monitoring of subsequent changes to customer contract terms;

•                  adequate review of revenue reconciliations and related billings;

•                  adequate review of rebate accruals and reconciliations;

•                  adequate review of performance guarantees;

•                  adequate review over the completeness and accuracy of reports and spreadsheets used in the operation of certain internal controls over financial reporting for revenues; and

•                  adequate review of user access administration and program change reviews to revenue applications.

The aggregation of these deficiencies was concluded to be a material weakness as of December 31, 2018.

As a result of the material weakness noted above, we completed additional substantive procedures prior to filing this Annual Report on Form 10-K for the year ended December 31, 2018. Based on these procedures, management believes that our consolidated financial statements included in this Annual Report on Form 10-K have been prepared in accordance with generally accepted accounting principles. Our chief executive officer and principal financial officer have certified that, based on each such officer’s knowledge, the financial statements, and other financial information included in this Annual Report on Form 10-K, fairly present in all material respects our financial condition, results of operations, and cash flows as of, and for, the periods presented in this Annual Report on Form 10-K. There was no adjustment required as a result of this material weakness. In addition, we have begun to develop a remediation plan for this material weakness, which is described below.

Based on the assessment described above, management of the Company believes that, as of December 31, 2018, internal control over financial reporting was not effective.

Our independent registered public accounting firm also attested to, and reported on, the Company’s Internal Control over Financial Reporting, which report expressed an adverse opinion on the effectiveness of our internal controls over financial reporting as of December 31, 2018. Management’s report and the independent registered public accounting firm’s report are included in Item 8 of this Annual Report on Form 10-K.

Remediation Plan

Management is actively implementing a remediation plan to ensure that deficiencies contributing to the material weakness are remediated such that these controls will operate effectively. The remediation actions we are taking, and expect to take, include the following:

•                  Assessment of the management resources in various departments, including finance and accounting, at LDI and NPS to ensure there is the appropriate level of knowledge, experience and training as well as the appropriate reporting structure to establish and maintain adequate internal controls over financial reporting.

•                  Enhancement of the management review controls over revenue reconciliations, particularly the depth of review regarding reconciling revenue items.

•                  Enhancement of the LDI and NPS quality assurance review process over initial contract pricing setup and ongoing changes.

•                  Implementation of documentation procedures to evidence the management review controls and monitoring of client performance.

We believe that these actions, and the improvements we expect to achieve as a result, will effectively remediate the material weakness. However, until the remediated controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively, the material weakness in our internal controls over financial reporting will not be considered remediated. We expect that the remediation of this material weakness will be completed in fiscal year 2019.

Changes in Internal Control over Financial Reporting

Except for the control deficiencies discussed above that have been assessed as a material weakness as of December 31, 2018, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the fourth quarter of 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERANCE

The information required by this item is set forth under the following captions in our proxy statement to be filed with respect to the 2019 annual meeting of shareholders (the “Proxy Statement”), all of which is incorporated herein by reference: “Proposal No. 1 — Election of Directors,” “Board Matters — The Board of Directors,” “Board Matters — Committees of the Board,” “Board Matters — Corporate Governance,” “Certain Relationships and Related Person Transactions,” “Additional Information — Section 16(a) Beneficial Ownership Reporting Compliance,” and “Additional Information — Requirements for Submission of Shareholder Proposals and Nominations for 2020 Annual Meeting.”

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

3.     Exhibits

			Incorporated by reference
Exhibit number	Exhibit description	Filed/Furnished herewith	Form	Period ending	Exhibit number	Filing date

2.1**	Membership Interest Purchase Agreement, dated June 19, 2015, by and among Diplomat, Burman’s Apothecary, L.L.C., and the other parties named therein		8-K		2.1	06/22/15

2.2**	Securities Purchase Agreement and Plan of Merger by and among Diplomat Pharmacy, Inc., LDI Holding Company, LLC and the other parties named therein, dated November 15, 2017		8-K		2.1	11/16/17

3.1	Third Amended and Restated Articles of Incorporation		S-1/A		3.1	09/17/14

3.2	Bylaws		8-K		3.1	01/05/18

4.1	Form of Common Stock Certificate		S-1/A		4.1	09/11/14

10.1*	Diplomat Pharmacy, Inc. 2007 Option Plan		S-1		10.4	07/03/14

10.2*	Form of Amended and Restated 2007 Option Plan Grant Agreement		S-1		10.5	07/03/14

10.3*	Form of 2007 Option Plan Grant (Performance-Based) Agreement		S-1/A		10.6	09/11/14

10.4*	Diplomat Pharmacy, Inc. 2014 Omnibus Incentive Plan		S-1/A		10.7	09/29/14

10.5*	Form of Stock Option Award Agreement (Time-Based) (2014 Omnibus Incentive Plan)		S-1/A		10.11	10/03/14

			Incorporated by reference
Exhibit number	Exhibit description	Filed/Furnished herewith	Form	Period ending	Exhibit number	Filing date
10.6*	Form of Restricted Stock Award Agreement (2014 Omnibus Incentive Plan)		S-1/A		10.12	10/03/14

10.7*	Form of Stock Option Award Agreement (Performance-Based) (2014 Omnibus Incentive Plan)		8-K		10.1	06/09/15

10.8*	Form of Restricted Stock Award Agreement (Non-Employee Directors) (2014 Omnibus Incentive Plan)		10-Q	09/30/15	10.3	11/04/15

10.9*	Form of Stock Option Award Agreement (Time-Based) (2014 Omnibus Incentive Plan)		8-K		10.1	12/09/16

10.10*	Form of Restricted Stock Unit Award Agreement (Time-Based)		8-K		10.1	04/06/17

10.11*	Form of Restricted Stock Unit Award Agreement (Performance-Based)		8-K		10.1	03/29/18

10.12*	Form of Stock Option Award Agreement (Time-Based)		8-K		10.2	03/29/18

10.13*	Form of Restricted Stock Unit Award Agreement (Performance-Based) Sign-On Inducement Equity Award		10-Q	06/30/18	10.1	08/07/18

10.14*	Form of Restricted Stock Unit Award Agreement Sign-On Inducement Equity Award		10-Q	06/30/18	10.2	08/07/18

10.15*	Form of Restricted Stock Unit Award Agreement (Performance-Based) Make-Whole Inducement Equity Award		10-Q	06/30/18	10.3	08/07/18

10.16*	Form of Restricted Stock Unit Award Agreement Make-Whole Inducement Equity Award		10-Q	06/30/18	10.4	08/07/18

10.17*	Form of Stock Option Award Agreement Make-Whole Inducement Equity Award		10-Q	06/30/18	10.5	08/07/18

10.18.1†	Pharmacy Distribution and Services Agreement, dated July 1, 2013, by and between Celgene Corporation and Diplomat		S-1/A		10.8.1	08/19/14

10.18.2†	First Amendment to Pharmacy Distribution and Services Agreement, dated July 8, 2013, by and between Celgene Corporation and Diplomat		S-1/A		10.8.2	08/19/14

			Incorporated by reference
Exhibit number	Exhibit description	Filed/Furnished herewith	Form	Period ending	Exhibit number	Filing date
10.18.3†	Adoption and Amendment of Pharmacy Distribution and Services Agreement, dated March 21, 2014, by and between Celgene Corporation and Diplomat		S-1/A		10.8.3	08/19/14

10.18.4†	Amendment to Pharmacy Distribution and Services Agreement, executed October 19, 2015 and effective as of June 1, 2016, by and between Diplomat and Celgene Corporation		10-K	12/31/15	10.18	02/29/16

10.18.5†	Pharmacy Distribution and Services Agreement, dated as of March 31, 2017 and effective as of July 1, 2017 by and between Celgene Corporation and the Company		10-Q	03/31/17	10.1	05/09/17

10.19†	Distribution and Services Agreement dated August 7, 2013 by and between Pharmacyclics, Inc. and Diplomat		10-K	12/31/16	10.24	03/08/17

10.20†	Amendment No. 1 to Distribution and Services Agreement by and between Pharmacyclics, Inc. and Diplomat, dated March 3, 2014		10-K	12/31/16	10.25	03/08/17

10.21	Credit Agreement, dated December 20, 2017, by and among the Company, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent		8-K		10.1	12/21/17

10.22	Guarantee and Collateral Agreement, dated December 20, 2017, by and among the Company, the other Loan Parties, and JPMorgan Chase Bank, N.A., as Administrative Agent		8-K		10.2	12/21/17

10.23*	Diplomat Pharmacy, Inc. Annual Performance Bonus Plan		8-K		10.2	06/09/15

10.24*	Diplomat Non-Employee Director Compensation Program (October 2018)		10-Q	09/30/18	10.1	11/07/18

10.25*	Separation and Release Agreement, dated August 7, 2017, by and between the Company and Paul Urick		8-K		10.2	08/07/17

10.26*	Severance Benefits Agreement, dated July 24, 2018, by and between the Company and Atul Kavthekar		8-K		10.1	07/27/18

10.27*†	Offer letter dated May 9, 2018 by and between Brian Griffin and the Company		10-Q	06/30/18	10.6	08/06/18

Incorporated by reference
Exhibit number	Exhibit description	Filed/Furnished herewith	Form	Period ending	Exhibit number	Filing date

18.1	Preferability Letter on Change in Accounting Principle		10-Q	06/30/18	18.1	08/07/18

21	List of subsidiaries of Diplomat	X

23	Consent of BDO USA, LLP	X

31.1	Section 302 Certification—CEO	X

31.2	Section 302 Certification—CFO	X

32.1	Section 906 Certification—CEO	X

32.2	Section 906 Certification—CFO	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

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
Atul Kavthekar
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

Date:      March 18, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of March 18, 2019 by the following persons on behalf of the registrant and in the capacities indicated.

/s/ BRIAN T. GRIFFIN	Chief Executive Officer, Chairman of the Board
Brian T. Griffin	of Directors (Principal Executive Officer)

/s/ ATUL KAVTHEKAR	Chief Financial Officer
Atul Kavthekar	(Principal Financial Officer and Principal
Accounting Officer)

/s/ REGINA BENJAMIN	Director
Regina Benjamin

/s/ DAVID DREYER	Director
David Dreyer

/s/ PHILIP R. HAGERMAN	Director
Philip R. Hagerman

/s/ KENNETH O. KLEPPER	Director
Kenneth O. Klepper

/s/ SHAWN CLINE TOMASELLO	Director
Shawn Cline Tomasello

/s/ BENJAMIN WOLIN	Director
Benjamin Wolin