Form 10-Q
period 2019-03-31
Diplomat Pharmacy, Inc.
filed 2019-05-10
CIK 1610092

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, no par value per share	DPLO	New York Stock Exchange

As of May 3, 2019, there were 74,713,696 outstanding shares of the registrant’s no par value common stock.

DIPLOMAT PHARMACY, INC.

Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DIPLOMAT PHARMACY, INC.

Condensed Consolidated Balance Sheets (Unaudited)

(Dollars in thousands)

	March 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash and equivalents	$2,739	$9,485
Receivables, net	329,881	326,602
Inventories	174,507	210,573
Prepaid expenses and other current assets	10,544	9,596
Total current assets	517,671	556,256

Property and equipment, net	31,244	34,525
Capitalized software for internal use, net	29,844	30,506
Operating lease right-of-use assets	27,325	—
Goodwill	609,592	609,592
Definite-lived intangible assets, net	227,005	240,810
Other noncurrent assets	4,387	4,670
Total assets	$1,447,068	$1,476,359

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$283,893	$308,084
Rebates payable to PBM customers	21,573	23,264
Borrowings on revolving line of credit	156,500	176,300
Current portion of long-term debt	11,500	11,500
Current portion of operating lease liabilities	4,239	—
Accrued expenses:
Compensation and benefits	12,228	13,348
Contingent consideration	5,225	5,075
Other	22,361	21,014
Total current liabilities	517,519	558,585

Long-term debt, less current portion	436,187	438,369
Noncurrent operating lease liabilities	23,950	—
Deferred income taxes	3,233	2,781
Contingent consideration	1,880	1,820
Derivative liability	6,419	4,292
Deferred gain	—	5,175
Other	—	253
Total liabilities	989,188	1,011,275

Shareholders’ equity:
Preferred stock (10,000,000 shares authorized; none issued and outstanding)	—	—
Common stock (no par value; 590,000,000 shares authorized; 74,713,696 and 74,474,677 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively)	634,214	629,411
Additional paid-in capital	49,313	50,544
Accumulated deficit	(219,228)	(210,579)
Accumulated other comprehensive loss	(6,419)	(4,292)
Total shareholders’ equity	457,880	465,084
Total liabilities and shareholders’ equity	$1,447,068	$1,476,359

See accompanying notes to condensed consolidated financial statements.

DIPLOMAT PHARMACY, INC.

Condensed Consolidated Statements of Comprehensive Loss (Unaudited)

(Dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2019	2018
Net sales	$1,256,808	$1,342,484
Cost of sales	(1,177,588)	(1,252,106)
Gross profit	79,220	90,378
Selling, general and administrative expenses	(82,868)	(81,687)
(Loss) income from operations	(3,648)	8,691
Other (expense) income:
Interest expense	(10,215)	(10,427)
Other	181	418
Total other expense	(10,034)	(10,009)
Loss before income taxes	(13,682)	(1,318)
Income tax (expense) benefit	(619)	868
Net loss	$(14,301)	$(450)

Other comprehensive loss, net of tax	(2,127)	—
Total comprehensive loss	$(16,428)	$(450)

Loss per common share, basic and diluted	$(0.19)	$(0.01)

Weighted average common shares outstanding, basic and diluted	74,460,990	73,996,313

See accompanying notes to condensed consolidated financial statements.

DIPLOMAT PHARMACY, INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(14,301)	$(450)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	21,395	23,951
Share-based compensation expense	3,572	3,161
Net provision for doubtful accounts	2,447	2,322
Amortization of debt issuance costs	961	1,132
Changes in fair value of contingent consideration	210	—
Contingent consideration payment	—	(470)
Deferred income tax expense (benefit)	452	(547)
Other	633	(3)
Changes in operating assets and liabilities:
Accounts receivable	(5,726)	21
Inventories	36,779	11,903
Accounts payable	(24,191)	8,465
Rebates payable	(1,691)	3,288
Other assets and liabilities	3,112	(4,201)
Net cash provided by operating activities	23,652	48,572

Cash flows from investing activities:
Expenditures for property and equipment	(897)	(2,302)
Expenditures for capitalized software for internal use	(6,840)	(567)
Other	14	3
Net cash used in investing activities	(7,723)	(2,866)

Cash flows from financing activities:
Net payments on revolving line of credit	(19,800)	(48,250)
Payments on long-term debt	(2,875)	(76,875)
Payments of debt issuance costs	—	(171)
Proceeds from issuance of stock upon stock option exercises	—	1,909
Contingent consideration payment	—	(530)
Net cash used in financing activities	(22,675)	(123,917)

Net decrease in cash and equivalents	(6,746)	(78,211)

Cash and equivalents at beginning of period	9,485	84,251

Cash and equivalents at end of period	$2,739	$6,040

Supplemental disclosures of cash flow information:
Cash paid for interest	$(9,254)	$(10,160)
Cash paid for income taxes	$(67)	$(48)

See accompanying notes to condensed consolidated financial statements.

DIPLOMAT PHARMACY, INC.

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

(Dollars in thousands)

	Common Stock		Additional Paid-In	Retained Earnings (Accumulated	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Capital	Deficit)	Loss	Equity
Balance at January 1, 2018	73,871,424	$619,235	$38,450	$91,816	$—	$749,501
Cumulative effect adjustment, revenue recognition standard	—	—	—	(126)	—	(126)
Net loss	—	—	—	(450)	—	(450)
Stock issued upon exercise of stock options	200,677	2,461	(552)	—	—	1,909
Stock issued upon vesting of restricted stock units	10,705	157	(157)	—	—	—
Shared-based compensation	—	—	3,161	—	—	3,161
Balance at March 31, 2018	74,082,806	$621,853	$40,902	$91,240	$—	$753,995

Balance at January 1, 2019	74,474,677	$629,411	$50,544	$(210,579)	$(4,292)	$465,084
Cumulative effect adjustment, leasing standard (Notes 2 and 13)	—	—	—	5,652	—	5,652
Net loss	—	—	—	(14,301)	—	(14,301)
Stock issued upon vesting of restricted stock units	244,948	4,766	(4,766)	—	—	—
Share-based compensation	—	—	3,572	—	—	3,572
Restricted stock award activity	(5,929)	37	(37)	—	—	—
Other comprehensive loss, net of tax	—	—	—	—	(2,127)	(2,127)
Balance at March 31, 2019	74,713,696	$634,214	$49,313	$(219,228)	$(6,419)	$457,880

See accompanying notes to condensed consolidated financial statements.

DIPLOMAT PHARMACY, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except per share amounts)

1.              DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

Diplomat Pharmacy, Inc. and its consolidated subsidiaries (the “Company”) is the largest independent provider of specialty pharmacy and infusion services in the United States of America (“U.S.”). The Company is focused on improving the lives of patients with complex chronic diseases while also delivering unique solutions for manufacturers, hospitals, payers and providers. The Company’s patient-centric approach positions it at the center of the healthcare continuum for treatment of complex chronic disease states, including oncology, specialty infusion therapy, immunology, hepatitis, multiple sclerosis and many other serious or long-term conditions. The Company operates in two reportable segments — Specialty and Pharmacy Benefit Management (“PBM”). The Specialty segment offers a broad range of innovative solutions to address the dispensing, delivery, dosing and reimbursement of clinically intensive, high-cost specialty drugs and a wide range of applications. The PBM segment provides services designed to help customers reduce the cost and manage the complexity of their prescription drug programs. The Company dispenses to patients in all U.S. states and territories through its advanced distribution centers and manages centralized clinical call centers to deliver localized services on a national scale.

Basis of Presentation

Unaudited Condensed Consolidated Financial Statements

The condensed consolidated balance sheet as of March 31, 2019, and the condensed consolidated statements of comprehensive loss, changes in shareholders’ equity and cash flows for the three months ended March 31, 2019 and 2018 are unaudited. The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments of a normal recurring nature necessary for a fair presentation of the financial position, results of operations, cash flows and changes in shareholders’ equity for the periods presented. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019 or for any future annual or interim period. The consolidated balance sheet at December 31, 2018 included herein was derived from the audited financial statements as of that date. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Reclassifications

During the second quarter of 2018, the Company changed its accounting policy to classify shipping and handling costs incurred at its dispensing pharmacies in “Cost of sales” which were previously reported in “Selling, general and administrative expenses” (“SG&A”) in its consolidated statements of comprehensive loss. The amount of the reclassifications from SG&A to Cost of sales was $15,139 for the three months ended March 31, 2018.

The Company has historically classified the cost of its nursing support services within SG&A as these amounts were not considered significant in relation to total cost of sales. During the second quarter of 2018, the Company reclassified these nursing support service costs from SG&A to Cost of sales in its consolidated statements of comprehensive loss. The amount reclassified was $5,095 for the three months ended March 31, 2018.

In addition, certain prior year amounts have been reclassified to conform with the current year presentation.

These reclassifications, discussed above, had no impact on “(Loss) income from operations,” “Net loss,” or “Loss per common share, basic and diluted,” for the three months ended March 31, 2018.

DIPLOMAT PHARMACY, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except per share amounts)

2.              NEW ACCOUNTING STANDARDS

Adoption of New Accounting Standard

Leases

The Company has adopted Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842) and all subsequent amendments as of January 1, 2019.  Topic 842 requires a lessee to recognize the following for all leases, except short-term leases, at the commencement date: (1) a lease liability which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Topic 842 also requires expanded disclosures.

Topic 842 permits entities to use a modified retrospective transition approach to apply the guidance as of the beginning of the earliest period presented in the financial statements in the period adopted or the optional transition method which allows entities to apply the new guidance at the adoption date and record a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption, and not to restate the comparative periods presented.

The Company adopted Topic 842 as of January 1, 2019 using the optional transition method. Therefore, the comparative financial information has not been restated and continues to be reported under the accounting standards in effect for those periods.  The adoption of the standard resulted in the recognition of net operating lease right-of-use assets of $28.4 million and operating lease liabilities of $29.3 million on the condensed consolidated balance sheet as of January 1, 2019 primarily related to its real estate operating leases.  The operating lease right-of-use assets includes the impact of deferred rent. The Company does not have any finance leases.

Also, upon adoption, the Company recorded a cumulative-effect adjustment, after tax, of $5,652 (a valuation allowance was established against the full amount of the net deferred taxes of $1,387) to increase retained earnings for the amount of a previously deferred gain on a sale-leaseback transaction that closed in 2018. Such gain recorded on the sale-leaseback transaction would have been fully recognized under Topic 842.

The Company elected to apply the package of practical expedients upon transition, which includes no reassessment of whether existing contracts are or contain leases and allowed for the lease classification for existing leases to be retained. The Company did not elect the practical expedient to use hindsight, and accordingly the initial lease term did not differ under the new standard versus prior accounting practice.  After transition, in certain instances, the cost of renewal options will be recognized earlier in the term of the lease than under the previous lease accounting rules.  The operating lease agreements include lease and non-lease components for which the Company elected the practical expedient to not separate non-lease components from the lease components but instead to combine them and account for them as a single lease component and will continue to do so for its real estate operating leases. The Company has selected as its accounting policy to keep leases with a term of twelve months or less off the balance sheet and recognize these lease payments on a straight-line basis over the lease term.

The Company has recorded operating lease right-of-use assets and operating lease liabilities in its condensed consolidated balance sheet at March 31, 2019. The lessors’ rate implicit in the operating leases was not available to the Company and was not determinable from the terms of the lease.  Therefore, the Company used its incremental borrowing rate to determine the present value of the future lease payments.  The incremental borrowing rates were not observable and therefore, the rates were estimated primarily using a methodology dependent on the Company’s financial condition, creditworthiness, and availability of certain observable data.  In particular, the Company considered its actual cost of borrowing for collateralized loans and its credit rating, along with the corporate bond yield curve in estimating its incremental borrowing rates. These estimated incremental borrowing rates were applied to future lease payments to determine the present value of the operating lease liability for each lease.

The new standard did not have a significant impact on the timing or measurement of lease expense in the condensed consolidated statement of comprehensive loss and had no impact on the condensed consolidated statement of cash flows for the three months ended

DIPLOMAT PHARMACY, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except per share amounts)

March 31, 2019.  As noted above, the comparative prior period information for the three months ended March 31, 2018 has not been adjusted and continues to be reported under the Company’s historical lease recognition policies under ASC Topic 840, Leases.

The disclosure requirements of Topic 842 are included within Note 13, Leases.

Accounting Standards Issued But Not Yet Adopted

Credit Losses

In June 2016, the Financial Accounting Standards Board issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which is intended to improve financial reporting by requiring the recording of credit losses on financial assets, including receivables, on a more timely basis. The guidance will replace the current incurred loss accounting model with an expected loss approach. The new methodology requires an entity to estimate the credit losses expected over the life of an exposure based on historical experience, current conditions, and reasonable and supportable forecasts. The guidance requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses. ASU No. 2016-13 is effective for annual periods and interim periods within those annual periods, beginning after December 15, 2019. The effect of adoption of the standard is required as an adjustment to the opening balance of retained earnings as of the beginning of the first reporting period in which ASU No. 2016-13 is effective. The Company has not yet determined the magnitude of any such one-time adjustment or the overall impact of ASU No. 2016-13 on its consolidated financial statements.

3.              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Diplomat Pharmacy, Inc., and its wholly owned subsidiaries.

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

Receivables, net

Receivables, net consisted of the following:

	March 31,	December 31,
	2019	2018
Trade receivables, net of allowances of $(27,191) and $(25,342), respectively	$312,371	$299,407
Rebate receivables	12,129	22,375
Other receivables	5,381	4,820
	$329,881	$326,602

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

An asset’s or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used should maximize the use of observable inputs and minimize the use of unobservable inputs.

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

DIPLOMAT PHARMACY, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except per share amounts)

The following table presents the placement in the fair value hierarchy of liabilities that are measured and disclosed at fair value on a recurring basis:

	Asset /	Valuation	Valuation
	(Liability)	Level 2	Level 3	Technique
March 31, 2019:
Contingent consideration	$(7,105)	$—	$(7,105)	C
Interest rate swaps (Note 7)	(6,419)	(6,419)	—	A

December 31, 2018:
Contingent consideration	$(6,895)	$—	$(6,895)	C
Interest rate swaps (Note 7)	(4,292)	(4,292)	—	A

The following table sets forth the change in contingent consideration (Level 3 measurements) for the three months ended March 31, 2019:

Contingent Consideration
Balance at January 1, 2019	$(6,895)
Change in fair value	(210)
Payments	—
Balance at March 31, 2019	$(7,105)

The carrying amount of debt approximates fair value due to variable interest rates at customary terms and rates the Company could obtain in current financing.

5.        DEFINITE-LIVED INTANGIBLE ASSETS

Definite-lived intangible assets consisted of the following:

	March 31, 2019
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Carrying Amount
Customer relationships	9.6	$100,200	$(4,637)	$95,563
Patient relationships	5.7	170,100	(72,474)	97,626
Trade names and trademarks	1.7	30,650	(22,307)	8,343
Non-compete employment agreements	1.5	61,389	(47,136)	14,253
Physician relationships	4.6	21,700	(10,480)	11,220
		$384,039	$(157,034)	$227,005

	December 31, 2018
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Carrying Amount
Customer relationships	9.8	$100,200	$(1,238)	$98,962
Patient relationships	5.9	170,100	(67,964)	102,136
Trade names and trademarks	1.8	30,650	(20,270)	10,380
Non-compete employment agreements	1.6	61,389	(44,100)	17,289
Physician relationships	4.8	21,700	(9,657)	12,043
		$384,039	$(143,229)	$240,810

DIPLOMAT PHARMACY, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except per share amounts)

Amortization expense for the three months ended March 31, 2019 and 2018 was $13,805 and $17,010, respectively.

6.              DEBT

Total outstanding debt consisted of the following:

	March 31, 2019	December 31, 2018
Short-term debt, borrowings on revolving line of credit	$156,500	$176,300
Long-term debt:
Term loan A	$140,625	$142,500
Term loan B	321,000	322,000
Total	461,625	464,500
Unamortized debt issuance costs	(13,938)	(14,631)
Total long-term debt	447,687	449,869
Less: current portion	11,500	11,500
Long-term debt, less current portion	$436,187	$438,369

The Company has a credit agreement with JP Morgan Chase Bank, N.A., and Capital One, National Association, that provides for a $250,000 revolving line of credit and a $150,000 Term Loan A and $400,000 Term Loan B (“credit facility”).  The credit agreement also provides for issuances of letters of credit of up to $10 million and swingline loans up to $20 million.  The revolving line of credit and Term Loan A mature on December 20, 2022 and Term Loan B matures on December 20, 2024.

Interest on the revolving line of credit and Term Loan A is accrued at a rate equal to (i) the monthly LIBOR plus an applicable margin or (ii) a base rate that is the highest of the U.S. prime rate, federal funds rate (plus ½ of 1 percent) and LIBOR (plus 1 percent), at the Company’s option. The applicable margin is adjusted quarterly based on the Company’s leverage ratio. At March 31, 2019, the applicable margin was 2.25 percent for LIBOR loans and 1.25 percent for base rate loans. Interest on the Term Loan B is accrued similarly to Term Loan A, except the applicable margin is fixed at 4.50 percent for LIBOR loans and 3.50 percent for base rate loans.  The Company’s Term Loan A and Term Loan B interest rates were 4.75 percent and 7.0 percent, respectively, at March 31, 2019 and 4.78 percent and 7.03 percent, respectively, at December 31, 2018. The interest rate on the revolving line of credit was 5.0 percent and 5.19 percent at March 31, 2019 and December 31, 2018, respectively. The Company is charged a monthly unused commitment fee ranging from 0.3 percent to 0.4 percent on the average unused daily balance on its $250,000 revolving line of credit.

The Company had weighted average borrowings on its revolving line of credit of $165,064 and $163,992 and maximum borrowings on its revolving line of credit of $196,300 and $188,250 during the three months ended March 31, 2019 and 2018, respectively. The Company had $93,500 and $73,700 available to borrow on its revolving line of credit at March 31, 2019 and December 31, 2018, respectively.  Revolving line of credit-related unamortized debt issuance costs of $3,978 and $4,246 as of March 31, 2019 and December 31, 2018, respectively, are classified within “Other noncurrent assets” in the condensed consolidated balance sheets.

The Term Loan A and Term Loan B requires quarterly principal payments of $1,875 and $1,000, plus accrued interest, respectively.  During the three months ended March 31, 2018, the Company made a voluntary prepayment of $74,000 on the Term Loan B.

The credit facility is collateralized by substantially all of the Company’s assets.  The credit facility contains covenants that requires the Company, among other things, to provide financial and other information reporting, and to provide notice upon certain events. These covenants also place restrictions on the Company’s ability to incur additional indebtedness, pay dividends or make other distributions, redeem or repurchase capital stock, make investments and loans, and enter into certain transactions, including selling assets, engaging in mergers or acquisitions, or engaging in transactions with affiliates. The Company was in compliance with all such covenants as of March 31, 2019.

DIPLOMAT PHARMACY, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except per share amounts)

7.              INTEREST RATE SWAPS

The Company enters into interest rate swap contracts to hedge variable interest rate risk related to certain variable rate borrowings. These interest rate swap contracts are designated as cash flow hedges for the purposes of hedge accounting treatment and any unrealized gains or losses that result from changes in the fair value of the interest rate swap contracts are reported in “Accumulated other comprehensive loss” as a component of shareholders’ equity. The Company measures hedge effectiveness on a quarterly basis. The Company does not use derivative financial instruments for speculative purposes.

In 2018, the Company became a party to two pay-fixed and receive-floating interest rate swaps, which are effective on March 29, 2019 and terminate on March 31, 2022. The combined notional amount of the interest rate swaps was $290.6 million at March 31, 2019 and December 31, 2018, respectively.  At March 31, 2019 and December 31, 2018, the fair value of the interest rate swaps (derivative liability) was $6,419 and $4,292, respectively (a valuation allowance was established against the full amount of the net deferred tax benefit of $1,643 and $1,099, respectively).  The Company recognized other comprehensive loss of $2,127 during the three months ending March 31, 2019.

8.              REVENUE

The following table disaggregates net sales by therapeutic categories for the Specialty segment and by product and service distribution channels for the PBM segment:

	Three Months Ended March 31,
	2019	2018
Specialty Segment:
Oncology	$686,634	$686,897
Specialty infusion	178,448	165,717
Immunology	135,692	135,599
Other	167,591	164,766
Total Specialty segment	1,168,365	1,152,979
PBM Segment:
Retail networks	67,412	145,161
Specialty pharmacy	16,097	22,313
Mail order	10,965	16,993
Other	3,443	7,001
Total PBM segment	97,917	191,468
Inter-segment eliminations	(9,474)	(1,963)
Total net sales	$1,256,808	$1,342,484

Rebates retained, which represents the difference between the manufacturers’ rebates earned and rebates incurred to customers, approximated 11.6% of total gross profit for each of the three months ended March 31, 2019 and 2018.

DIPLOMAT PHARMACY, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except per share amounts)

9.              SHARE-BASED COMPENSATION

Stock Options

A summary of the Company’s stock option activity as of and for the three months ended March 31, 2019 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Options	Price	Life	Value
			(Years)
Outstanding at January 1, 2019	5,186,025	$18.42	8.0	$2,910
Granted	—	—
Exercised	—	—
Expired/cancelled	380,147	18.77
Outstanding at March 31, 2019	4,805,878	$18.40	7.9	$171

Exercisable at March 31, 2019	2,140,475	$18.48	7.2	$171

The Company recorded share-based compensation expense associated with stock options of $1,793 and $2,155 for the three months ended March 31, 2019 and 2018, respectively. At March 31, 2019, the total compensation cost related to nonvested options not yet recognized was $13,623 which will be recognized over a weighted average period of 2.2 years, assuming all employees complete their respective service periods for vesting of the options.

Restricted Stock Units (“RSU” or “RSUs”)

A summary of the Company’s RSU activity as of and for the three months ended March 31, 2019 is as follows:

		Weighted
		Average
	Number	Grant Date
	of RSUs	Fair Value
Nonvested at January 1, 2019	1,869,029	$21.67
Granted	1,498,500	13.78
Vested and issued	(244,948)	19.46
Cancelled / expired	(767,247)	23.54
Nonvested at March 31, 2019	2,355,334	$16.18

The Company granted a performance-based award of 1,498,500 RSUs as a sign-on inducement award to an executive during the second quarter of 2018.  The award will be earned or forfeited based upon the Company’s performance relative to specified cumulative Adjusted EBITDA and revenue goals for the years ending December 31, 2018 and 2019 and the executive’s completion of the service condition.  In January 2019, the performance goals were measurable and determinable, therefore, a grant date for accounting purposes was established. The Company is accounting for these performance-based RSUs under the current presumption that the award will be forfeited.

The Company recorded share-based compensation expense associated with RSUs of $1,653 and $868 for the three months ended March 31, 2019 and 2018, respectively. At March 31, 2019, the total compensation cost related to nonvested RSUs not yet recognized was $14,985, which will be recognized over the next 1.78 years, assuming all employees complete their respective service periods for vesting of the RSUs.

DIPLOMAT PHARMACY, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except per share amounts)

Restricted Stock Awards (“RSA” or RSAs”)

A summary of the Company’s RSA activity as of and for the three months ended March 31, 2019 is as follows:

	Number	Weighted
	of Shares	Average
	Subject to	Grant Date
	Restriction	Fair Value
Nonvested at January 1, 2019	43,355	$20.91
Vested	(2,559)	14.65
Forfeited	(5,929)	21.63
Nonvested at March 31, 2019	34,867	21.24

The Company recorded share-based compensation expense associated with RSAs of $126 and $138 for the three months ended March 31, 2019 and 2018, respectively.  At March 31, 2019, the total compensation cost related to nonvested RSAs not yet recognized was $231 which will be recognized during 2019, assuming the non-employee directors complete their service period for vesting of the RSAs.

10.       LOSS PER COMMON SHARE

Basic (loss) income per common share is computed by dividing net (loss) income by the weighted average number of common shares outstanding during the period. Diluted income per common share further includes any common shares available to be issued upon exercise of outstanding service-based stock options; exercise of outstanding performance-based stock options for which all performance conditions were satisfied; and satisfaction of all contingent consideration performance conditions; and RSAs and RSUs, if such inclusions would be dilutive. The potentially dilutive common shares are determined for inclusion in diluted income per common share using the treasury stock method. For periods of net loss, basic and diluted per common share information are the same.

The following table sets forth the computation of basic and diluted loss per common share:

	Three Months Ended
	March 31,
	2019	2018
Numerator:
Net loss	$(14,301)	$(450)

Denominator:
Weighted average common shares outstanding, basic	74,460,990	73,996,313
Weighted average dilutive effect of stock options, RSAs and RSUs	—	—
Weighted average common shares outstanding, diluted	74,460,990	73,996,313

Loss per common share:
Basic	$(0.19)	$(0.01)
Diluted	$(0.19)	$(0.01)

The Company had a net loss for the three months ended March 31, 2019 and 2018.  As a result, basic and diluted loss per common share were the same as any potentially dilutive securities would be anti-dilutive.  In the absence of a net loss, the weighted average dilutive effect of stock options, RSUs and RSAs would have been 205,058 for the three months ended March 31, 2019.

DIPLOMAT PHARMACY, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except per share amounts)

The weighted average effect of certain common stock equivalents including stock options, RSUs and RSAs were excluded from the computation of weighted average diluted shares outstanding as inclusion of such items would be anti-dilutive, are summarized as follows:

	Three Months Ended March 31,
	2019	2018
Service-based and earned performance-based stock options	3,946,288	4,011,211
Unearned performance-based stock options	574,138	574,138
Weighted average service-based RSUs	1,010,148	51,553
Weighted average performance based RSUs	1,523,451	7,751
Weighted average RSAs	17,911	—
Total	7,071,936	4,644,653

11.       INCOME TAXES

The reconciliation of income taxes computed at the U.S. federal statutory tax rate to income tax (expense) benefit is as follows:

	Three Months Ended March 31,
	2019	2018
Income tax benefit at U.S. statutory rate	$2,873	$277
Tax effect from:
State income taxes, net of federal benefit	(323)	279
State income taxes, valuation allowance	(296)	—
Share-based compensation	(709)	218
Valuation allowance	(1,994)	—
Disallowed compensation	(64)	42
Other	(106)	52
Income tax (expense) benefit	$(619)	$868

In determining the requirement for a valuation allowance against its deferred tax assets, the Company considers its historical and projected financial results of the legal entity or consolidated group recording the net deferred tax asset, along with other available positive and negative evidence. Due primarily to the parent company, along with several of its subsidiaries, being in a three-year cumulative loss from continuing operations position at March 31, 2019, the Company has determined it more likely than not its consolidated deferred tax asset and a substantial portion of separate entities’ deferred tax assets established for state loss carryforwards, will not be realized as a benefit in the future.  Accordingly, the Company has increased its valuation allowance against these net deferred tax assets by $2,290 at March 31, 2019.

12.       RELATED PARTY TRANSACTION

In December 2018, the Company signed a definitive agreement with ReactiveCore, Inc. (“ReactiveCore”) to provide information technology services to the Company over a period of three years, commencing on January 1, 2019. Kenneth Klepper, a member of the Board of Directors, is the co-founder, chairman and chief executive officer of ReactiveCore. Prior to the signing of this agreement, the Board of Directors reviewed and approved this transaction in accordance with the Company’s related persons transaction policy.

The Company will pay base fees to ReactiveCore of approximately $2,400 over the term of the agreement, with the potential of paying additional fees for the provision of additional services.  During the three months ended March 31, 2019, the Company incurred a three-year licensing fee of $1,946 for the term of the agreement, which has been recorded in capitalized software for internal use, net in the condensed consolidated balance sheet.

DIPLOMAT PHARMACY, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except per share amounts)

13.       LEASES

The Company leases many of its pharmacy locations, office facilities, distribution centers, and certain office equipment through noncancelable operating lease contracts. Such noncancelable operating lease contracts convey the right to control such property for a period of time in exchange for consideration.  The operating leases have initial terms ranging from three to 12 years and generally have options to extend for one or two five-year periods. Additionally, most frequently, the lease contracts include a provision for early termination after a specified time period along with payment of a termination fee. Beginning in 2019, the lease term, for accounting purposes, will include renewal option periods when it is reasonably certain that the option to extend the lease will be exercised based on the facts and circumstances at lease commencement. The lease agreements, most often, provide for rental payments that increase over the lease term based on a fixed percentage or specified amount.  Additionally, the Company, in most cases, is required to pay real estate taxes, insurance costs and other occupancy costs such as common area maintenance that vary over the lease term.

Rent expense was $1,886 for the three months ended March 31, 2018. The components of lease expense in the condensed consolidated statements of comprehensive loss for the three months ended March 31, 2019, were as follows:

Operating lease cost	$2,059
Variable lease cost	377
Short-term lease cost	108
Total	$2,544

Maturities of lease liabilities for each of the next five years and thereafter, including reconciliation to the lease liabilities, were as follows:

2019 (excluding the three months ended March 31, 2019)	$4,567
2020	5,473
2021	4,832
2022	4,195
2023	3,311
Thereafter	14,386
Total future lease payments	36,764
Less: imputed interest costs (a)	(8,575)
Lease liabilities	$28,189

(a)         Computed using the estimated incremental borrowing rate for each lease

Other Information related to the Company’s lease liabilities as of and for the three months ended March 31, 2019 was as follows:

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$1,585

Weighted average remaining lease term (in years)	7.76
Weighted average discount rate	6.77%

DIPLOMAT PHARMACY, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except per share amounts)

14.       CONTINGENCIES

On November 10, 2016, a putative class action complaint was filed in the U.S. District Court for the Eastern District of Michigan against Diplomat Pharmacy, Inc. and certain former officers of the Company. Following the appointment of lead plaintiffs and lead counsel, an amended complaint was filed on April 11, 2017. The amended complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 in connection with public filings made between February 29, 2016 and November 2, 2016 (the “potential class period”). The plaintiffs seek to represent a class of shareholders who purchased stock in the potential class period. The complaint seeks unspecified monetary damages and other relief. The Company filed a motion to dismiss the amended complaint on May 24, 2017. The court issued orders denying the Company’s motion to dismiss on January 19, 2018 and the Company’s motion for reconsideration of its motion to dismiss on August 9, 2018. The parties reached an agreement-in-principle on April 22, 2019 to resolve the litigation. The court preliminarily approved the settlement on May 7, 2019, and a final settlement approval hearing is scheduled for August 20, 2019. If approved by the court, the settlement would not have a material impact on the Company’s results of operations, financial condition or cash flows.

On February 10, 2017, the Company’s Board of Directors received a demand letter from a purported shareholder containing allegations similar to those contained in the putative class action complaint described above. The letter demanded that the Board of Directors take action to remedy the alleged violations. In response, the Board of Directors established a Special Independent Committee of its disinterested and independent members to investigate the claims. Subsequently, on June 2, 2017, the shareholder filed a putative shareholder’s derivative lawsuit in the Michigan Circuit Court for the County of Genesee regarding the same matters alleged in the demand letter. The complaint names the Company as a nominal defendant and names a number of the Company’s current and former officers and directors as defendants. The complaint seeks unspecified monetary damages and other relief. On February 6, 2019, the parties reached an agreement-in-principle to settle the action. The court preliminarily approved the settlement on April 8, 2019, and a final settlement approval hearing is scheduled for June 17, 2019. If approved by the court, the settlement would not have a material impact on the Company’s results of operations, financial condition or cash flows.

On February 24, 2019 and March 6, 2019, in the U.S. District Court for the Central District of California and on March 12, 2019 in the U.S. District Court for the Northern District of Illinois, putative class actions complaints were filed against Diplomat Pharmacy, Inc. and certain current and former officers of the Company. The complaints allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 in connection with our public filings made between February 26, 2018 and February 21, 2019 (the “potential class period”). The plaintiffs each seek to represent a class of shareholders who purchased stock in the potential class period. The complaints seek unspecified monetary damages and other relief. The Company has filed unopposed motions to transfer the two complaints pending in the Central District of California to the Northern District of Illinois. The Company believes the complaints and allegations to be without merit and intends to vigorously defend itself against the actions. The Company is unable at this time to determine whether the outcome of the litigation would have a material impact on its results of operations, financial condition or cash flows.

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

15.       SEGMENT REPORTING

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

	Three Months Ended March 31,
	Net Sales		Cost of Sales		Gross Profit
	2019	2018	2019	2018	2019	2018
Specialty	$1,168,365	$1,152,979	$(1,100,841)	$(1,080,159)	$67,524	$72,820
PBM	97,917	191,468	(86,221)	(173,910)	11,696	17,558
Inter-segment eliminations	(9,474)	(1,963)	9,474	1,963	—	—
	$1,256,808	$1,342,484	$(1,177,588)	$(1,252,106)	$79,220	$90,378

Total assets by segment are as follows:

	March 31,	December 31,
	2019	2018
Specialty	$1,032,201	$1,045,174
PBM	414,867	431,185
	$1,447,068	$1,476,359

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in thousands, except per share, per patient, and per prescription data)

The following Management’s Discussion and Analysis of financial condition and results of operations (“MD&A”) should be read in conjunction with the unaudited condensed consolidated financial statements, related notes, and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q and the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2018, which was filed on March 18, 2019 with the Securities and Exchange Commission (“SEC”).

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

The forward-looking statements contained in this report are based on management’s good-faith belief and reasonable judgment based on current information. The forward-looking statements are qualified by important factors, risks, and uncertainties, many of which are beyond our control, that could cause our actual results to differ materially from those in the forward-looking statements, including those described elsewhere in this report, as well as in our Annual Report on Form 10-K for the year ended December 31, 2018 and subsequent reports filed with or furnished to the SEC. Any forward-looking statement made by us in this report speaks only as of the date hereof or as of the date specified in such forward-looking statement. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments, or otherwise, except as may be required by any applicable laws or regulations.

Overview

We are the largest independent provider of specialty pharmacy and infusion services in the U.S. We are focused on improving the lives of patients with complex chronic diseases while also delivering unique solutions for manufacturers, hospitals, payers and providers. Our patient-centric approach positions us at the center of the healthcare continuum for treatment of complex chronic diseases. We offer a broad range of innovative solutions to address the dispensing, delivery, dosing and reimbursement of clinically intensive, high-cost specialty drugs (many of which can cost more than $100,000 per patient, per year) and a wide range of applications.  We also provide PBM services, including administering pharmacy benefits, conducting quarterly and annual plan reviews and analyzing and modeling plan and formulary changes, designed to help our customers reduce the cost and manage the complexity of their prescription drug programs. We have expertise across a broad range of high-growth specialty therapeutic categories, including oncology, specialty infusion therapy, immunology, multiple sclerosis, hepatitis, and many other serious or long-term conditions. We dispense to patients in all U.S. states and territories through our advanced distribution centers and manage centralized clinical call centers to deliver localized services on a national scale. Diplomat opened its doors in 1975 as a neighborhood pharmacy with one essential tenet: “Take good care of patients and the rest falls into place.” Today, that tradition continues—always focused on improving patient care and clinical adherence.

Our revenues are derived from: (i) customized care management programs we deliver to our patients, including the dispensing of their specialty medications and (ii) PBM services that we provide to our customers. Our specialty pharmacy services revenue growth has historically been primarily driven by manufacturer price inflation, new drugs coming to market, new indications for existing drugs, volume growth with current clients, and the addition of new clients. For the three months ended March 31, 2019 and 2018, our revenues were primarily derived from the dispensing of drugs.

Our Specialty segment revenues were $1,168,365 and $1,152,979 for the three months ended March 31, 2019 and 2018, respectively. Revenue generated in our Specialty segment has largely been driven by our position as a leader in the oncology, specialty infusion and immunology therapeutic categories. We generated approximately 86 percent of our Specialty segment revenues in these categories for each of the three months ended March 31, 2019 and 2018.

In our Specialty segment, in the near-term we expect future revenue and profits will be negatively impacted by increased competitive pressures which are expected to drive reduced prescription volumes.  We also believe we may be negatively affected by a less favorable drug mix. Increased market consolidation has created opportunities for healthcare companies or PBMs to move patients to preferred pharmacies and narrow their networks on the commercial side. As a result, we are beginning to observe negative volume impacts connected to increasingly narrow or exclusive networks by large PBMs and health plans as well as less favorable drug mix due to payer formulary changes and brand versus generic mix and associated generic conversion rates. In addition, in both our commercial and Medicare businesses, we are observing that large integrated competitors, as well as health plans that own specialty pharmacies, are increasingly implementing aggressive member channel management techniques. Additionally, there continues to be pressure on reimbursement rates from payers which tend to reset annually, although these rates may also reset periodically throughout the year. As reimbursement rates have decreased, this decrease has compressed our profit margin. In the event reimbursement rates continue to decrease  in our payor contracts, in the future, we may exit these contracts or pharmacy provider networks, which would further reduce our volume and revenue.

Longer-term, we believe that we can offset industry competitive pressures and market consolidation with our expanding breadth of services, our growing penetration of new partnerships with health plans and hospital systems, and our access to over 130 limited-distribution drugs to help us achieve sustainable revenue growth in the future. The Company offers a range of specialty services, from simple limited-distribution drug clinical wrap-around services to a full specialty carve-out.  We also provide a combined specialty pharmacy, infusion and PBM service offering designed to reduce specialty costs under both the pharmacy and medical benefit.  We can also find value for patients and payers by offering comprehensive care management focused on optimized utilization and improved care outcomes. We also expect future revenue growth opportunities to be driven by favorable demographic trends (i.e., aging population and increasing prescription drug spend), advanced clinical developments, expanding drug pipelines, earlier detection of chronic diseases, improved access to medical care, long-term industry mix shift toward higher-cost specialty drugs and manufacturer price increases.

Our PBM segment revenues were $97,917 and $191,468 for the three months ended March 31, 2019 and 2018, respectively. We expect revenues for our PBM segment will decline significantly in 2019 due to substantial lost customer contracts, as currently shown for the three months ended March 31, 2019 as compared to the same period of 2018, primarily as a result of service issues experienced while transitioning to a new claims processing platform in 2018, third-party acquisitions of clients, contract non-renewals, pricing compression, terminations prior to expiration as well as other factors. While we believe the service and execution issues are in the past and our PBM segment service performance is now consistent with industry standards, our ability to grow revenue in the PBM segment will depend on our ability to offset recent customer losses, continue to integrate CastiaRx into our overall operations, and win new business.  We expect our revenue growth opportunities to be driven by rising drug prices and a growth in specialty drug spend, as well a shift in the marketplace of drug coverage from a medical benefit to a pharmacy benefit, and the increasing complexity and required support for Medicare Part D programs.

Basis of Presentation

During the second quarter of 2018, we changed our accounting policy to reclassify shipping and handling costs incurred at our dispensing pharmacies from “Selling, general and administrative expenses” (“SG&A”) to “Cost of sales” in our condensed consolidated statements of comprehensive loss. The amount reclassified was $15,139 for the three months ended March 31, 2018, due to this accounting policy change.

We have historically classified the cost of our nursing support services within SG&A as these amounts were not considered significant in relation to total cost of sales. During the second quarter of 2018, we reclassified these nursing support service costs from SG&A to Cost of sales. The amount reclassified was $5,095 for the three months ended March 31, 2018.

These reclassifications had no impact on “(Loss) income from operations,” “Net loss,” or “Loss per common share, basic and diluted,” for the three months ended March 31, 2018.

Key Performance Metrics

We regularly review a number of metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends, formulate financial projections and make strategic decisions:

	Three Months Ended March 31,
	2019	2018
Specialty
Prescriptions dispensed	225,000	223,000
Net sales per prescription dispensed	$5,184	$5,142
Gross profit per prescription dispensed	$298	$318

PBM
Prescriptions filled (adjusted to 30-day equivalent)(1)(2)	1,045,000	2,181,000
Gross profit per prescription filled	$11	$8

(1)         A 90-day prescription is counted as three 30-day prescriptions filled.

(2)         Prescriptions filled is defined as prescriptions dispensed in our mail order facility as well as prescriptions adjudicated in our retail network.

Prescription Data (rounded to the nearest thousand)

Specialty segment prescriptions dispensed represent prescriptions filled and dispensed to patients or, in rare cases, to physicians. Our Specialty segment volume for the three months ended March 31, 2019 was 225,000 prescriptions dispensed, a 1 percent increase compared to 223,000 prescriptions dispensed for the three months ended March 31, 2018. These volume increases were primarily due to growth in our infusion therapeutic category partially offset by a decrease in certain other therapy classes.  We expect to see continued pressure on volume due to PBM and health plan market consolidation.  We believe that our focus on direct contracting with health plans for specialty carveout business will partially offset these volume pressures. Prescriptions dispensed adjusted to a 30-day equivalent by our PBM were approximately 1,045,000 for the three months ended March 31, 2019, compared to 2,181,000 for the three months ended March 31, 2018.  These volume decreases were primarily due to the impact of contract losses in late 2018.

Other Metrics

Other key metrics used in analyzing our business are net sales per prescription dispensed and gross profit per prescription dispensed. Net sales per prescription dispensed represent total prescription revenue from prescriptions dispensed divided by the number of prescriptions dispensed. Gross profit per prescription dispensed represents gross profit from prescriptions dispensed divided by the number of prescriptions dispensed. Total prescription revenue from prescriptions dispensed includes all revenue collected from patients, third-party payers and various patient assistance programs, as well as revenue collected from pharmaceutical manufacturers for data and other services directly tied to the actual dispensing of their drug(s). Gross profit represents total prescription revenue from prescriptions dispensed less the cost of the drugs purchased, including performance-related rebates paid by manufacturers to us that are recorded as a reduction to cost of sales, shipping and handling costs incurred at our dispensing sites, and nursing support services.

Components of Results of Operations

Net Sales

Our Specialty segment recognizes revenue for a dispensed prescription drug at time of delivery (when control transfers) and at prescription adjudication (which approximates the fill date) for patient pick up at open door or retail pharmacy locations. We can earn revenue from multiple sources for any one claim, including the primary insurance plan, the secondary insurance plan, the tertiary insurance plan, the patient co-pay and patient assistance programs. The net sales in our Specialty segment also include revenue from pharmaceutical manufacturers and other outside companies for data reporting or additional services rendered for dispensed prescriptions. Service revenue is primarily derived from fees earned by us from hospital pharmacies for patient support that is provided by us to those non-Diplomat pharmacies to dispense specialty drugs to patients. The hospital pharmacies dispense the drug and pay us a service fee for clinically and administratively servicing their patients. These services constituted less than 1 percent of our revenues in each of the three months ended March 31, 2019 and 2018.

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

Cost of Sales

Cost of sales in our Specialty segment primarily represents the purchase price of the drugs that we ultimately dispense. These drugs are purchased directly from the manufacturer or from an authorized wholesaler and the purchase price is negotiated with the selling entity. Cost of sales in our PBM segment primarily represents the purchase price of the drugs that we dispense from our mail order services and the amount that we reimburse to pharmacies for prescriptions adjudicated in our retail network. In general, period-over-period percentage changes in cost of sales will move directionally with period-over-period percentage changes in net sales for prescription dispensing transactions. This is due to the mathematical relationship between average wholesale price (“AWP”) and wholesale acquisition cost (“WAC”), where most commonly AWP equals WAC multiplied by 1.20, and our contractual relationships to purchase at a discount off WAC and receive reimbursement at a discount off AWP. The discounts off AWP and WAC that we receive vary significantly by drug and by contract. Rebates we receive from manufacturers are reflected as reductions to cost of sales when they are earned. Other expenses contained in cost of sales consist of shipping and handling costs incurred at our dispensing pharmacies and nursing support services.

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

Other (Expense) Income

Other expense primarily consists of interest expense associated with our debt.  Other income includes rental income from leased space in properties we own.

RESULTS OF OPERATIONS

The following table provides our condensed consolidated statements of comprehensive loss data for each of the periods presented:

	Three Months Ended March 31,
	2019	2018
Net sales	$1,256,808	$1,342,484
Cost of sales	(1,177,588)	(1,252,106)
Gross profit	79,220	90,378
SG&A	(82,868)	(81,687)
(Loss) income from operations	(3,648)	8,691
Other (expense) income:
Interest expense	(10,215)	(10,427)
Other	181	418
Total other expense	(10,034)	(10,009)
Loss before income taxes	(13,682)	(1,318)
Income tax (expense) benefit	(619)	868
Net loss	$(14,301)	$(450)

Net Sales

Net sales for the three months ended March 31, 2019 were $1,256,808, a $85,676, or 6.4 percent decrease compared to $1,342,484 for the three months ended March 31, 2018. This decrease was primarily due to loss of customer contracts at our PBM segment, as well as payor reimbursement compression, volume deterioration in certain therapy classes, and brand to generic conversion in our Specialty segment.  The decreases were partially offset by the impact of manufacturer price increases and growth in our infusion therapeutic category versus the comparable prior period.

Cost of Sales

Cost of sales for the three months ended March 31, 2019 was $1,177,588, a $74,518 or 6.0 percent, decrease compared to $1,252,106 for the three months ended March 31, 2018. This decrease was primarily the result of the same factors that drove the decrease in our net sales over the same period. Cost of sales was 93.7 percent and 93.3 percent of net sales for the three months ended March 31, 2019 and 2018, respectively. The decrease in gross margin from 6.7 percent to 6.3 percent for the three months ended March 31, 2018 and 2019, respectively, was primarily due to the customer contract losses in our PBM segment and the reimbursement compression in our Specialty segment, as well as an additional liability for sales and use taxes, and gross receipt taxes of $2,985 which was recorded in the three months ended March 31, 2019.

SG&A

SG&A expenses for the three months ended March 31, 2019 were $82,868, a $1,181 increase compared to $81,687 for the three months ended March 31, 2018. Employee costs increased by $5,517, inclusive of a $411 increase in share-based compensation expense. The increase in employee expense was largely due to an investment in our sales and account management teams to drive new business, as well as higher executive compensation. These costs were partially offset by a $2,714 decrease in amortization of intangible assets due to the impairment of these assets in the fourth quarter of 2018 and a $1,697 decrease in acquisition-related costs.  As a percent of net sales, SG&A accounted for 6.6 percent for the three months ended March 31, 2019 compared to 6.1 percent for the three months ended March 31, 2018.

Other Expense

Our other expense was $10,034 and $10,009 for the three months ended March 31, 2019 and 2018, respectively, and is primarily comprised of interest expense. The $212 decrease in interest expense was due to lower average borrowings in the three months ended March 31, 2019 compared to the same period in 2018.

Income Tax (Expense) Benefit

Our income tax (expense) benefit for the three months ended March 31, 2019 and 2018 was ($619) and $868, respectively. Income tax expense for the three months ended March 31, 2019 includes establishing an additional valuation allowance against deferred tax assets related to net operating losses generated during the quarter due to our cumulative loss position.

Segment Results

Net sales, cost of sales and gross profit information by segment are as follows:

	Three Months Ended March 31,
	Net Sales		Cost of Sales		Gross Profit
	2019	2018	2019	2018	2019	2018
Specialty	$1,168,365	$1,152,979	$(1,100,841)	$(1,080,159)	$67,524	$72,820
PBM	97,917	191,468	(86,221)	(173,910)	11,696	17,558
Inter-segment eliminations	(9,474)	(1,963)	9,474	1,963	—	—
	$1,256,808	$1,342,484	$(1,177,588)	$(1,252,106)	$79,220	$90,378

Net Sales — Specialty

Net sales for the three months ended March 31, 2019 were $1,168,365, a $15,386 or 1.3 percent increase compared to $1,152,979 for the three months ended March 31, 2018. This increase was the result of the impact of manufacturer price increases and growth in our infusion therapeutic category. The increase was partially offset by reimbursement compression, a decrease in volume across multiple therapy classes primarily due to narrowing of specialty pharmacy networks and competitor member channel management, and the conversion of some brand drugs to their generic equivalent versus the comparable prior period.

Cost of Sales — Specialty

Cost of sales for the three months ended March 31, 2019 was $1,100,841, a $20,682 or 1.9 percent increase, compared to $1,080,159 for the three months ended March 31, 2018. This increase was primarily the result of the same factors that drove the increase in Specialty’s net sales over the same time period and an additional liability for sales and use taxes, and gross receipt taxes of $2,985 which was recorded in 2019. Cost of sales was 94.2 percent and 93.7 percent of net sales for the three months ended March 31, 2019 and 2018, respectively.

Net Sales & Cost of Sales — PBM

Net sales for the three months ended March 31, 2019 were $97,917, a decrease of $93,551, compared to $191,468 for the three months ended March 31, 2018. Cost of sales for the three months ended March 31, 2019 were $86,221, a decrease of $87,689, compared to $173,910 for the three months ended March 31, 2018. The decrease in our PBM segment was the result of customer contract losses. Cost of sales was 88.1 percent and 90.8 percent of net sales for the three months ended March 31, 2019 and 2018, respectively. The improvement of our cost of sales as a percent of net sales was driven by the loss of lower margin contracts and the impact of higher net rebates in the period due to the prior period not having the full benefit of a rebate agreement that was executed in the second quarter of 2018.

Liquidity and Capital Resources

Our primary uses of cash include funding our ongoing working capital needs, business acquisitions, acquiring and maintaining property and equipment, and internal use software, and debt service. Our primary source of liquidity for our working capital is cash flows generated from operations. At various times during the course of the year, we may be in an operating cash usage position, which may require us to borrow on our revolving line of credit. We continuously monitor our working capital position and associated cash requirements and explore opportunities to more effectively manage our inventory and capital spending. As of March 31, 2019 and December 31, 2018, we had $2,739 and $9,485, respectively, of cash and cash equivalents. We had $156,500 and $176,300 outstanding on our revolving line of credit at March 31, 2019 and December 31, 2018, respectively. Our available liquidity under our revolving line of credit was $93,500 and $73,700 at March 31, 2019 and December 31, 2018, respectively.

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

The following table and summaries below provide cash flow data for each of the periods presented:

	Three Months Ended March 31,
	2019	2018
Net cash provided by operating activities	$23,652	$48,572
Net cash used in investing activities	(7,723)	(2,866)
Net cash used in financing activities	(22,675)	(123,917)
Net decrease in cash and cash equivalents	$(6,746)	$(78,211)

Cash Flows from Operating Activities

Cash flows from operating activities consists of net loss, adjusted for noncash items, and changes in various working capital items, including accounts receivable, inventories, accounts payable and other assets/liabilities.

The $24,920 decrease in cash provided by operating activities for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 was due to a $124 increase in non-cash adjustments to net loss, a $11,193 change in net working capital flows primarily due to concentrated efforts to manage and reduce inventory levels, and partially offset by a $13,851 increase in net loss.

Cash Flows from Investing Activities

Our primary investing activities consisted of labor and other costs associated with capitalized software for internal use, capital expenditures to purchase computer equipment, software, furniture and fixtures, as well as building improvements to support the expansion of our infrastructure and workforce. As our business grows, our capital expenditures and our investment activity may continue to increase.

The $4,857 increase in cash used in investing activities during the three months ended March 31, 2019 compared to the three months ended March 31, 2018 was primarily related to cash used in the implementation of a new specialty pharmacy software platform.

Cash Flows from Financing Activities

Our primary financing activities consisted of debt borrowings and repayments, payment of debt issuance costs and proceeds from stock option exercises.

The $101,242 decrease in cash used in financing activities during the three months ended March 31, 2019 as compared to the three months ended March 31, 2018 was primarily related to a voluntary prepayment of $74,000 on our Term Loan B in 2018 and a $28,450 decrease in net payments on our revolving line of credit.

Debt

The Company has a credit agreement with JP Morgan Chase Bank, N.A., and Capital One, National Association, that provides for a $250,000 revolving line of credit and a $150,000 Term Loan A and $400,000 Term Loan B (“credit facility”).  The credit agreement also provides for issuances of letters of credit of up to $10 million and swingline loans up to $20 million.  The revolving line of credit and Term Loan A mature on December 20, 2022 and Term Loan B matures on December 20, 2024.

Interest on the revolving line of credit and Term Loan A is accrued at a rate equal to (i) the monthly LIBOR rate plus an applicable margin or, (ii) a base rate that is the highest of the U.S. prime rate, federal funds rate (plus ½ of 1 percent) and LIBOR (plus 1 percent), at our option. The applicable margin is adjusted quarterly based on our leverage ratio. At March 31, 2019, the applicable margin was 2.25 percent for LIBOR loans and 1.25 percent for base rate loans.

Interest on the Term Loan B is accrued similarly to Term Loan A, except the applicable margin is fixed at 4.50 percent for LIBOR loans and 3.50 percent for base rate loans.  The Term Loan A and Term Loan B interest rates were 4.75 percent and 7.0 percent, respectively, at March 31, 2019 and 4.78 percent and 7.03 percent, respectively, at December 31, 2018. The interest rate on the revolving line of credit was 5.0 percent and 5.19 percent at March 31, 2019 and December 31, 2018, respectively. We are charged a monthly unused commitment fee ranging from 0.3 percent to 0.4 percent on the average unused daily balance on our $250,000 revolving line of credit.

Our weighted average borrowings on the revolving line of credit was $165,064 and $163,992 and maximum borrowings on the revolving line of credit was $196,300 and $188,250 during the three months ended March 31, 2019 and 2018, respectively. We had $461,625 and $464,500 in outstanding term loans as of March 31, 2019 and December 31, 2018, respectively. We also had $156,500 and $176,300 outstanding on our revolving line of credit as of March 31, 2019 and December 31, 2018, respectively. We had $93,500 and $73,700 available to borrow on our revolving line of credit at March 31, 2019 and December 31, 2018, respectively.

The Term Loan A and Term Loan B requires quarterly principal payments of $1,875 and $1,000, plus accrued interest, respectively.  During the three months ended March 31, 2018, the Company made a voluntary prepayment of $74,000 on the Term Loan B.

Our credit facility contains certain financial and non-financial covenants. We were in compliance with all such covenants as of March 31, 2019.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements have been prepared in accordance with U.S. GAAP. Application of these principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenue and expenses. In accordance with U.S. GAAP, we base our estimates on historical experience and on various other assumptions that management believes are reasonable under the circumstances. Actual results might differ from these estimates under different assumptions or conditions and, to the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected.

During the three months ended March 31, 2019, there were no significant changes to our critical accounting policies and use of estimates, which are disclosed in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2018.

Recently Issued Accounting Guidance

Refer to Note 2, New Accounting Standards, to our unaudited condensed consolidated financial statements included in Item 1. Financial Statements, for a discussion of recently issued accounting guidance and related impact on our financial condition and results of operations.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Our operations are solely in the United States of America (“U.S.”) and U.S. Territories and are exposed to market risks in the ordinary course of our business, which consists of interest rate risk. We are exposed to interest rate fluctuations with regard to future issuances of fixed-rate debt, and existing and future issuances of floating-rate debt. Primary exposures include the LIBOR, the Federal Funds Effective Rate, the Overnight Bank Funding Rate and our administrative agent’s prime rate in effect at its principal office in New York City related to debt outstanding under our credit facility. A 100-basis point increase in 2019 interest rates would have increased our pre-tax loss for the three months ended March 31, 2019 by approximately $1.6 million.

In an effort to manage our exposure to interest rate fluctuations, in 2018, we became a party to two pay-fixed and receive-floating interest rate swaps, which were effective on March 29, 2019 and terminate on March 31, 2022.  The combined notional amount of the interest rate swaps were $290.6 million at March 31, 2019.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in our reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the specified time periods in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

As previously disclosed in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2018, management concluded that a material weakness in internal control over financial reporting exists for LDI Holding Company LLC, doing business as LDI Integrated Pharmacy Services (“LDI”), acquired in December 2017 and Pharmaceutical Technologies, Inc., doing business as National Pharmaceutical Services (“NPS”) acquired in November 2017.  Specifically, the material weakness relates to the operating effectiveness of our evaluation and review of initial client set up and monitoring of changes to customer contract terms; revenue reconciliations; rebate accruals and reconciliations;  monitoring of client performance guarantees; completeness and accuracy of reports and spreadsheets used in the operation of certain internal controls over financial reporting for revenues; and user access administration and program change reviews related to revenue applications.

Our management, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) as of March 31, 2019. Based on these evaluations, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures required by paragraph (b) of Rule 13a-15 or 15d-15 were not effective as of March 31, 2019.

Notwithstanding the identified material weakness, our management has concluded that the condensed consolidated financial statements included in this quarterly report on Form 10-Q, fairly presents, in all material respects, our financial position, results of operations, cash flows, and changes in shareholders’ equity in accordance with U.S. GAAP.

Remediation Plan

Management is actively implementing a remediation plan to ensure that deficiencies contributing to the material weakness are remediated such that these controls will operate effectively, which includes enhancement of the management review controls over revenue reconciliations and monitoring of client performance. The remediation actions we are taking also include: (i) assessing management resources in various departments, including finance and accounting, at LDI and NPS to ensure there is an appropriate level of knowledge, experience and training as well as the appropriate reporting structure to establish and maintain adequate internal control over financial reporting; and (ii) enhancement of the LDI and NPS quality assurance review process over initial contract pricing setup and ongoing changes.

We believe that these actions, and the improvements we expect to achieve as a result, will effectively remediate the material weakness. However, until the remediated controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively, the material weakness in our internal control over financial reporting and disclosure controls and procedures will not be considered remediated. We expect that the remediation of this material weakness will be completed by the end of 2019.

Changes in Internal Control over Financial Reporting

We have begun to implement additional internal controls in conjunction with our remediation plan as described above.  Other than these additional internal controls, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the three months ended March 31, 2019,  that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On November 10, 2016, a putative class action complaint was filed in the U.S. District Court for the Eastern District of Michigan against Diplomat Pharmacy, Inc. and certain former officers of the Company. Following the appointment of lead plaintiffs and lead counsel, an amended complaint was filed on April 11, 2017. The amended complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 in connection with public filings made between February 29, 2016 and November 2, 2016 (the “potential class period”). The plaintiffs seek to represent a class of shareholders who purchased stock in the potential class period. The complaint seeks unspecified monetary damages and other relief. The Company filed a motion to dismiss the amended complaint on May 24, 2017. The court issued orders denying the Company’s motion to dismiss on January 19, 2018 and the Company’s motion for reconsideration of its motion to dismiss on August 9, 2018. The parties reached an agreement-in-principle on April 22, 2019 to resolve the litigation. The court preliminarily approved the settlement on May 7, 2019, and a final settlement approval hearing is scheduled for August 20, 2019. If approved by the court, the settlement would not have a material impact on the Company’s results of operations, financial condition or cash flows.

On February 10, 2017, the Company’s Board of Directors (the “Board”) received a demand letter from a purported shareholder containing allegations similar to those contained in the putative class action complaint described above. The letter demanded that the Board take action to remedy the alleged violations. In response, the Board established a Special Independent Committee of its disinterested and independent members to investigate the claims. Subsequently, on June 2, 2017, the shareholder filed a putative shareholder’s derivative lawsuit in the Michigan Circuit Court for the County of Genesee regarding the same matters alleged in the demand letter. The complaint names the Company as a nominal defendant and names a number of the Company’s current and former officers and directors as defendants. The complaint seeks unspecified monetary damages and other relief. On February 6, 2019, the parties reached an agreement-in-principle to settle the action. The court preliminarily approved the settlement on April 8, 2019, and a final settlement approval hearing is scheduled for June 17, 2019. If approved by the court, the settlement would not have a material impact on the Company’s results of operations, financial condition or cash flows.

On February 24, 2019 and March 6, 2019, in the U.S. District Court for the Central District of California and on March 12, 2019 in the U.S. District Court for the Northern District of Illinois, putative class actions complaints were filed against Diplomat Pharmacy, Inc. and certain current and former officers of the Company. The complaints allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 in connection with our public filings made between February 26, 2018 and February 21, 2019 (the “potential class period”). The plaintiffs each seek to represent a class of shareholders who purchased stock in the potential class period. The complaints seek unspecified monetary damages and other relief. The Company has filed unopposed motions to transfer the two complaints pending in the Central District of California to the Northern District of Illinois. The Company believes the complaints and allegations to be without merit and intends to vigorously defend itself against the actions. The Company is unable at this time to determine whether the outcome of the litigation would have a material impact on its results of operations, financial condition or cash flows.

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

ITEM 1A.  RISK FACTORS

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the Securities and Exchange Commission on March 18, 2019.

ITEM 6.                                                EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit / Appendix Number	Filing Date

10.1*	Separation and Release Agreement, dated January 4, 2019 by and between the Company and Joel Saban		8-K		10.1	January 7, 2019

10.2*	Diplomat Pharmacy, Inc. Executive Severance Plan		8-K		10.1	March 13, 2019

10.3*	Employment Agreement, dated March 14, 2019, effective April 8, 2019, by and between the Company and Daniel Davison		8-K		10.1	March 15, 2019

10.4*	Separation and Release Agreement, dated March 14, 2019, by and between the Company and Atul Kavthekar		8-K		10.2	March 15, 2019

31.1	Section 302 Certification — CEO	X

31.2	Section 302 Certification — CFO	X

32.1**	Section 906 Certification — CEO	X

32.2**	Section 906 Certification — CFO	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase	X

101.LAB	XBRL Taxonomy Extension Label Linkbase	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

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

DIPLOMAT PHARMACY, INC.
(Registrant)

	By:	/s/ DANIEL DAVISON
Daniel Davison
Chief Financial Officer and Treasurer
(Principal Financial Officer and
Principal Accounting Officer)

Date: May 10, 2019