Form 10-Q
period 2019-06-30
Diplomat Pharmacy, Inc.
filed 2019-08-09
CIK 1610092

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ⌧   No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧   No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ⌧	Accelerated filer ◻	Non-accelerated filer ◻	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, no par value per share	DPLO	New York Stock Exchange

As of August 2, 2019, there were 75,830,397 outstanding shares of the registrant’s no par value common stock.

DIPLOMAT PHARMACY, INC.

Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DIPLOMAT PHARMACY, INC.

Condensed Consolidated Balance Sheets (Unaudited)

(Dollars in thousands)

	June 30,	December 31,
	2019	2018
ASSETS
Current assets:
Cash and equivalents	$5,771	$9,485
Receivables, net	329,595	326,602
Inventories	179,083	210,573
Prepaid expenses and other current assets	27,007	9,596
Total current assets	541,456	556,256

Property and equipment	54,246	55,929
Accumulated depreciation	(24,682)	(21,404)
Property and equipment, net	29,564	34,525
Capitalized software for internal use, net	28,354	30,506
Operating lease right-of-use assets	26,329	—
Goodwill	486,563	609,592
Definite-lived intangible assets, net	195,273	240,810
Assets held for sale	3,450	—
Other noncurrent assets	4,121	4,670
Total assets	$1,315,110	$1,476,359

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$326,544	$308,084
Rebates payable to PBM customers	20,964	23,264
Borrowings on revolving line of credit	125,000	176,300
Current portion of long-term debt	11,500	11,500
Current portion of operating lease liabilities	4,255	—
Accrued expenses:
Compensation and benefits	11,184	13,348
Contingent consideration	6,838	5,075
Other	39,012	21,014
Total current liabilities	545,297	558,585
Long-term debt, less current portion	434,005	438,369
Noncurrent operating lease liabilities	23,017	—
Deferred income taxes	3,553	2,781
Contingent consideration	—	1,820
Derivative liability	9,777	4,292
Deferred gain	—	5,175
Other	—	253
Total liabilities	1,015,649	1,011,275
Shareholders’ equity:
Preferred stock (10,000,000 shares authorized; none issued and outstanding)	—	—
Common stock (no par value; 590,000,000 shares authorized; 74,993,966 and 74,474,677 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively)	636,331	629,411
Additional paid-in capital	51,597	50,544
Accumulated deficit	(378,690)	(210,579)
Accumulated other comprehensive loss	(9,777)	(4,292)
Total shareholders' equity	299,461	465,084
Total liabilities and shareholders' equity	$1,315,110	$1,476,359

See accompanying Notes to Condensed Consolidated Financial Statements.

DIPLOMAT PHARMACY, INC.

Condensed Consolidated Statements of Comprehensive Loss (Unaudited)

(Dollars in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net sales	$1,287,624	$1,416,078	$2,544,432	$2,758,562
Cost of sales	(1,214,897)	(1,317,662)	(2,392,485)	(2,569,768)
Gross profit	72,727	98,416	151,947	188,794
Selling, general and administrative expenses	(80,816)	(90,642)	(163,684)	(172,329)
Goodwill impairments	(122,891)	—	(122,891)	—
Impairments of definite-lived intangible assets	(17,979)	—	(17,979)	—
(Loss) income from operations	(148,959)	7,774	(152,607)	16,465
Other (expense) income:
Interest expense	(10,170)	(10,392)	(20,385)	(20,819)
Other	101	394	282	811
Total other expense	(10,069)	(9,998)	(20,103)	(20,008)
Loss before income taxes	(159,028)	(2,224)	(172,710)	(3,543)
Income tax expense	(434)	(1,740)	(1,053)	(871)
Net loss	$(159,462)	$(3,964)	$(173,763)	$(4,414)

Other comprehensive loss, net of tax	(3,358)	(962)	(5,485)	(962)
Total comprehensive loss	$(162,820)	$(4,926)	$(179,248)	$(5,376)

Loss per common share, basic and diluted	$(2.13)	$(0.05)	$(2.33)	$(0.06)

Weighted average common shares outstanding, basic and diluted	74,730,823	74,158,622	74,595,906	74,077,916

See accompanying Notes to Condensed Consolidated Financial Statements.

DIPLOMAT PHARMACY, INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	Six Months Ended
	June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(173,763)	$(4,414)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	41,459	48,170
Goodwill impairments	122,891	—
Impairments of definite-lived intangible assets	17,979	—
Share-based compensation expense	7,855	10,122
Net provision for doubtful accounts	5,567	3,919
Amortization of debt issuance costs	1,921	2,742
Net realizable value loss on assets held for sale	1,654	—
Changes in fair value of contingent consideration	(57)	2,339
Contingent consideration payment	—	(2,704)
Deferred income tax expense (benefit)	772	(632)
Changes in operating assets and liabilities:
Accounts receivable	(8,560)	(22,732)
Inventories	31,490	36,407
Accounts payable	18,460	(4,526)
Rebates payable	(2,300)	(3,487)
Other assets and liabilities	1,382	1,448
Net cash provided by operating activities	66,750	66,652

Cash flows from investing activities:
Expenditures for property and equipment	(2,845)	(5,487)
Expenditures for capitalized software for internal use	(10,707)	(5,878)
Net payments to acquire businesses, net of cash acquired	—	(1,289)
Other	21	46
Net cash used in investing activities	(13,531)	(12,608)

Cash flows from financing activities:
Net payments on revolving line of credit	(51,300)	(53,150)
Payments on long-term debt	(5,751)	(79,750)
Payments of debt issuance costs	—	(821)
Proceeds from issuance of stock upon stock option exercises	118	3,351
Contingent consideration payment	—	(565)
Net cash used in financing activities	(56,933)	(130,935)
Net decrease in cash and equivalents	(3,714)	(76,891)
Cash and equivalents at beginning of period	9,485	84,251
Cash and equivalents at end of period	$5,771	$7,360

Supplemental disclosures of cash flow information:
Cash paid for interest	$18,464	$18,589
Cash (refunded) paid for income taxes	$(713)	$1,741

See accompanying Notes to Condensed Consolidated Financial Statements.

DIPLOMAT PHARMACY, INC.

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

(Dollars in thousands)

				Retained	Accumulated
			Additional	Earnings	Other	Total
	Common Stock		Paid-In	(Accumulated	Comprehensive	Shareholders'
	Shares	Amount	Capital	Deficit)	Loss	Equity

Balance at January 1, 2018	73,871,424	$619,235	$38,450	$91,816	$—	$749,501
Cumulative effect adjustment, revenue recognition standard	—	—	—	(126)	—	(126)
Net loss	—	—	—	(450)	—	(450)
Stock issued upon stock option exercises	200,677	2,461	(552)	—	—	1,909
Share-based compensation	—	—	3,161	—	—	3,161
Stock issued upon vesting of restricted stock units	10,705	157	(157)	—	—	—
Balance at March 31, 2018	74,082,806	621,853	40,902	91,240	—	753,995
Net loss	—	—	—	(3,964)	—	(3,964)
Stock issued upon stock option exercises	129,722	1,831	(389)	—	—	1,442
Share-based compensation	—	—	6,961	—	—	6,961
Stock issued upon vesting of restricted stock units	47,683	1,109	(1,109)	—	—	—
Restricted stock award activity	21,924	561	(561)	—	—	—
Other comprehensive loss, net of tax	—	—	—	—	(962)	(962)
Balance at June 30, 2018	74,282,135	$625,354	$45,804	$87,276	$(962)	$757,472

Balance at January 1, 2019	74,474,677	$629,411	$50,544	$(210,579)	$(4,292)	$465,084
Cumulative effect adjustment, leasing standard (Notes 2 and 13)	—	—	—	5,652	—	5,652
Net loss	—	—	—	(14,301)	—	(14,301)
Stock issued upon vesting of restricted stock units	244,948	4,766	(4,766)	—	—	—
Share-based compensation	—	—	3,572	—	—	3,572
Restricted stock award activity	(5,929)	37	(37)	—	—	—
Other comprehensive loss, net of tax	—	—	—	—	(2,127)	(2,127)
Balance at March 31, 2019	74,713,696	634,214	49,313	(219,228)	(6,419)	457,880
Net loss	—	—	—	(159,462)	—	(159,462)
Stock issued upon stock option exercises	27,313	148	(30)	—	—	118
Stock issued upon vesting of restricted stock units	65,988	1,544	(1,544)	—	—	—
Share-based compensation	—	—	4,283	—	—	4,283
Restricted stock award activity	186,969	425	(425)	—	—	—
Other comprehensive loss, net of tax	—	—	—	—	(3,358)	(3,358)
Balance at June 30, 2019	74,993,966	$636,331	$51,597	$(378,690)	$(9,777)	$299,461

See accompanying Notes to Condensed Consolidated Financial Statements.

DIPLOMAT PHARMACY, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except per share amounts)

1.  DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

Diplomat Pharmacy, Inc. and its consolidated subsidiaries (the “Company”) is the largest independent provider of specialty pharmacy and infusion services in the United States of America (“U.S.”). The Company is focused on improving the lives of patients with complex chronic diseases while also delivering unique solutions for manufacturers, hospitals, payors and providers. The Company’s patient-centric approach positions it at the center of the healthcare continuum for the treatment of complex chronic disease states, including oncology, specialty infusion therapies, immunology, hepatitis, multiple sclerosis and many other serious or long-term conditions. The Company operates in two reportable segments - Specialty and Pharmacy Benefit Management (“PBM”). The Specialty segment offers a broad range of innovative solutions to address the dispensing, delivery, dosing and reimbursement of clinically intensive, high-cost specialty drugs and a wide range of applications. The PBM segment provides services designed to help customers reduce the cost and manage the complexity of their prescription drug programs. The Company dispenses to patients in all U.S. states and territories through its advanced distribution centers and manages centralized clinical call centers to deliver localized services on a national scale.

Basis of Presentation

Unaudited Condensed Consolidated Financial Statements

These unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, the unaudited Condensed Consolidated Financial Statements include all adjustments of a normal recurring nature necessary for a fair presentation of the financial position, results of operations, cash flows and changes in shareholders’ equity for the periods presented. The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019 or for any future annual or interim period. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 Annual Report”).

2.  NEW ACCOUNTING STANDARDS

Adoption of New Accounting Standard

Leases

The Company adopted Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842) and all subsequent amendments as of January 1, 2019.  Topic 842 requires a lessee to recognize the following for all leases, except short-term leases, at the commencement date: (1) a lease liability which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Topic 842 also requires expanded disclosures.

The Company adopted Topic 842 as of January 1, 2019 using the optional transition method, which allowed entities to apply the new guidance at the adoption date and record a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption, and not to restate the comparative periods presented. Therefore, the comparative financial information has not been restated and continues to be reported under the accounting standards in effect for those periods.  The adoption of the standard resulted in the recognition of net operating lease right-of-use assets of approximately $28,400 and operating lease liabilities of approximately $29,300 on the Condensed Consolidated Balance Sheet as of

January 1, 2019 primarily related to its real estate operating leases. The operating lease right-of-use assets includes the impact of deferred rent. The Company does not have any finance leases.

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

The Company has recorded operating lease right-of-use assets and operating lease liabilities in its Condensed Consolidated Balance Sheets at June 30, 2019. The lessors’ rate implicit in the operating leases was not available to the Company and was not determinable from the terms of the lease.  Therefore, the Company used its incremental borrowing rate to determine the present value of the future lease payments. The incremental borrowing rates were not observable and therefore, the rates were estimated primarily using a methodology dependent on the Company’s financial condition, creditworthiness, and availability of certain observable data.  In particular, the Company considered its actual cost of borrowing for collateralized loans and its credit rating, along with the corporate bond yield curve in estimating its incremental borrowing rates. These estimated incremental borrowing rates were applied to future lease payments to determine the present value of the operating lease liability for each lease.

The new standard did not have a significant impact on the timing or measurement of lease expense in the Condensed Consolidated Statements of Comprehensive Loss and had no impact on the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2019. As noted above, the comparative prior period information for the six months ended June 30, 2018 has not been adjusted and continues to be reported under the Company’s historical lease recognition policies under ASC Topic 840, Leases.

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

Receivables, net

Receivables, net consisted of the following:

	June 30,	December 31,
	2019	2018
Trade receivables, net of allowances of $(29,166) and $(25,342), respectively	$314,864	$299,407
Rebate receivables	9,964	22,375
Other receivables	4,767	4,820
	$329,595	$326,602

Trade receivables are stated at the invoiced amount. Trade receivables primarily include amounts due from clients, third-party pharmacy benefit managers and insurance providers and are based on contracted prices. Trade receivables are unsecured and require no collateral. Trade receivable terms vary by payor, but generally are due within 30 days after the sale of the product or performance of the service.

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

The following table presents the placement in the fair value hierarchy of liabilities that are measured and disclosed at fair value on a recurring basis:

	Asset /	Valuation	Valuation
	(Liability)	Level 2	Level 3	Technique
June 30, 2019:
Contingent consideration	$(6,838)	$—	$(6,838)	C
Interest rate swaps (Note 7)	(9,777)	(9,777)	—	A

December 31, 2018:
Contingent consideration	$(6,895)	$—	$(6,895)	C
Interest rate swaps (Note 7)	(4,292)	(4,292)	—	A

The following table sets forth the change in contingent consideration (Level 3 measurements) for the six months ended June 30, 2019:

Contingent
Consideration
Balance at January 1, 2019	$(6,895)
Change in fair value	57
Payments	—
Balance at June 30, 2019	$(6,838)

The carrying amount of the Company’s debt approximates fair value due to variable interest rates at customary terms and rates the Company could obtain in current financing.

5. GOODWILL AND DEFINITE-LIVED INTANGIBLE ASSETS

Goodwill

Goodwill is not subject to amortization and is reviewed at least annually in the fourth quarter of each year using data as of December 31 of that year, or earlier if an event occurs or circumstances change and there is an indication of impairment. The Company determined, due to lower than expected second quarter results and the resulting impact on future forecasts, that there was an indication of impairment for both the Specialty and PBM segments and, as a result, tested goodwill in the interim period at June 30, 2019 at the reporting unit level. The impairment test consists of comparing a reporting unit’s fair value to its carrying value. Based on the interim impairment test as of June 30, 2019, the Company determined that the fair value of the Diplomat Specialty Pharmacy (“DSP”) and PBM reporting units were less than their respective carrying value. As a result, the Company recorded total non-cash impairment charges of $122,891 to goodwill and $17,979 to definite-lived intangible assets.

The estimated fair value for each of the reporting units was determined using the income approach. With the income approach, fair value is determined based on the present value of estimated future cash flows, discounted at an appropriate risk-adjusted rate. We use our internal forecasts to estimate future cash flows and include an estimate of long-term growth rates based on our most recent views of the long-term outlook for each reporting unit. Such projections contain management’s best estimates of growth rates in revenue and costs and future expected changes in operating margins and cash expenditures, which are based on factors including our best estimates of economic and market conditions over the projected period. Our projection of estimated operating results and cash flows are discounted using a weighted average cost of capital that reflects current market conditions appropriate to each reporting unit. The discount rate is sensitive to changes in interest rates and other market rates in place at the time the assessment is performed. The discount rates used in the reporting unit valuations as of June 30, 2019 were 10.5% for the DSP reporting unit and 11.75% for the PBM reporting unit.

For the DSP reporting unit, as of and for the second quarter of 2019, the Company experienced lower than expected results, which have impacted the outlook for the remainder of 2019 and into 2020. The lowered outlook for the DSP reporting unit includes slower than anticipated brand to generic conversions and delays in the release of generic versions of certain drugs which tend to provide higher margin contribution. Additionally, anticipated cost savings are running behind forecast primarily due to delays in the implementation of ScriptMed, our new specialty operating platform and while the previous outlook assumed additional investment in the Company’s payor sales team would have resulted in new business opportunities that would offset anticipated negative impacts to volume, the Company has seen limited impacts from this investment on 2019 results through June 30, 2019. Lastly, while it was believed the business environment would stabilize, the Company continues to see volumes in our DSP reporting unit business being negatively impacted by member channel management and increased competition from larger, vertically-integrated peers and a reimbursement environment in specialty pharmacy that is driving continued downward pressure on margins. As such, these conditions resulted in downward revisions of the forecasts on current and future projected earnings and cash flows from the DSP reporting unit.

During the second quarter of 2019, the Company recorded a non-cash goodwill impairment of $68,218 for the Specialty segment, all of which was allocated solely to the DSP reporting unit. The non-cash impairment charge is not deductible for income tax purposes. The impairment loss is recorded in the caption “Goodwill impairments” in the Condensed Consolidated Statements of Comprehensive Loss. After the impairment charge, the adjusted carrying value of the Specialty segment goodwill was $272,442 at June 30, 2019, of which zero was allocated to the DSP reporting unit.

The goodwill in the PBM segment was recorded as a result of two separately acquired entities (i) Pharmaceutical Technologies, Inc. d/b/a National Pharmaceutical Services, acquired in November 27, 2017, and (ii) LDI Holding Company, LLC, acquired December 20, 2017.

For the PBM reporting unit, in the second quarter of 2019, the Company experienced lower than expected results driven by continued business losses and lower earned rebates due to drug mix and slightly lower rebate retention. These lower than expected results resulted in downward revisions of the forecasts on current and future projected earnings and cash flows of the PBM reporting unit and a more conservative outlook in 2020 and beyond.

During the second quarter of 2019, the Company recorded a non-cash goodwill impairment of $54,673 for the PBM segment, which is not deductible for income tax purposes. The impairment loss is recorded in the caption “Goodwill impairment” in the Condensed Consolidated Statements of Comprehensive Loss. After the impairment charge, the adjusted carrying value of the PBM segment goodwill was $214,121 at June 30, 2019.

Also, the Company in connection with the goodwill impairment analysis assessed whether the carrying amounts of the reporting units long-lived assets may not be recoverable and therefore may be impaired. To assess the recoverability at the DSP reporting unit and PBM segment asset group level, the undiscounted cash flows of the DSP and PBM businesses were analyzed over a range of potential remaining useful lives. As a result, the Company determined that certain trade names and trademarks, certain customer and physician relationships in the DSP and PBM reporting units and certain non-compete employment agreements in its DSP reporting unit were not recoverable and were impaired. The Company recorded an impairment loss of $16,772 to therefore fully impair the remaining intangible assets at the DSP reporting unit, which is part of the Specialty segment, and an impairment loss of $1,207 to further impair those intangible assets at the PBM reporting unit, which is the only reporting unit in the PBM segment. Refer to the additional discussion below.

Definite-lived intangible assets

Definite-lived intangible assets consisted of the following:

	June 30, 2019
	Weighted
	Average	Gross		Net
	Amortization	Carrying	Accumulated	Carrying
	Period Remaining	Amount	Amortization	Amount
Customer relationships	9.5	$88,000	$—	$88,000
Patient relationships	5.4	170,100	(77,025)	93,075
Trade names and trademarks	1.5	29,350	(23,593)	5,757
Non-compete employment agreements	1.3	51,399	(42,958)	8,441
Physician relationships	—	21,700	(21,700)	—
Total definite-lived intangible assets		$360,549	$(165,276)	$195,273

	December 31, 2018
	Weighted
	Average	Gross		Net
	Amortization	Carrying	Accumulated	Carrying
	Period Remaining	Amount	Amortization	Amount
Customer relationships	9.8	$100,200	$(1,238)	$98,962
Patient relationships	5.9	170,100	(67,964)	102,136
Trade names and trademarks	1.8	30,650	(20,270)	10,380
Non-compete employment agreements	1.6	61,389	(44,100)	17,289
Physician relationships	4.8	21,700	(9,657)	12,043
Total definite-lived intangible assets		$384,039	$(143,229)	$240,810

As disclosed above, certain intangible assets, consisting of certain trade names and trademarks, certain customer and physician relationships, and certain non-compete employment agreements, were impaired. The Company performed a valuation to determine the fair value of these intangible assets and as a result recorded a total non-cash impairment charge of $17,979 which is recorded in the caption “Impairments of definite-lived intangible assets” in the Condensed Consolidated Statements of Comprehensive Loss.

The Company recorded amortization expense of $13,753 and $17,160 for the three months ended June 30, 2019 and 2018, respectively, and $27,558 and $34,170 for the six months ended June 30, 2019 and 2018, respectively.

6. DEBT

Total outstanding debt consisted of the following:

	June 30,	December 31,
	2019	2018
Short-term debt, borrowings on revolving line of credit	$125,000	$176,300
Long-term debt:
Term loan A	$138,750	$142,500
Term loan B	320,000	322,000
Total	458,750	464,500
Unamortized debt issuance costs	(13,245)	(14,631)
Total long-term debt	445,505	449,869
Less: current portion	11,500	11,500
Long-term debt, less current portion	$434,005	$438,369

The Company has a credit agreement with JP Morgan Chase Bank, N.A., and Capital One, National Association, that provides for a $250,000 revolving line of credit and a $150,000 Term Loan A and $400,000 Term Loan B (“credit facility”). The credit agreement also provides for issuances of letters of credit of up to $10,000 and swingline loans up to $20,000.  The revolving line of credit and Term Loan A mature on December 20, 2022 and Term Loan B matures on December 20, 2024. Refer to Note 16, “Subsequent Events” for information regarding the credit agreement.

Interest on the revolving line of credit and Term Loan A is accrued at a rate equal to (i) the monthly LIBOR plus an applicable margin or (ii) a base rate that is the highest of the U.S. prime rate, federal funds rate (plus ½ of 1 percent) and LIBOR (plus 1 percent), at the Company’s option. The applicable margin is adjusted quarterly based on the Company’s leverage ratio. At June 30, 2019, the applicable margin was 2.50 percent for LIBOR loans and 1.50 percent for base rate loans. Interest on the Term Loan B is accrued similarly to Term Loan A, except the applicable margin is fixed at 4.50 percent for LIBOR loans and 3.50 percent for base rate loans.  The Company’s Term Loan A and Term Loan B interest rates were 4.66 percent and 6.91 percent, respectively, at June 30, 2019 and 4.78 percent and 7.03 percent, respectively, at December 31, 2018. The interest rate on the revolving line of credit was 4.74 percent and 5.19 percent at June 30, 2019 and December 31, 2018, respectively. The Company is charged a monthly unused commitment fee ranging from 0.3 percent to 0.4 percent on the average unused daily balance on its $250,000 revolving line of credit.

The Company had weighted average borrowings on its revolving line of credit of $130,573 and $152,229 and maximum borrowings on its revolving line of credit of $157,000 and $188,250 during the three months ended June 30, 2019 and 2018, respectively. Prior to the First Amendment to Credit Agreement (refer to Note 16, “Subsequent Events”), the Company had $125,000 and $73,700 available to borrow on its revolving line of credit at June 30, 2019 and December 31, 2018, respectively.  Revolving line of credit-related unamortized debt issuance costs of $3,711 and $4,246 as of June 30, 2019 and December 31, 2018, respectively, are classified within “Other noncurrent assets” in the Condensed Consolidated Balance Sheets.

The Term Loan A and Term Loan B requires quarterly principal payments of $1,875 and $1,000, plus accrued interest, respectively.  During the six months ended June 30, 2018, the Company made a voluntary prepayment of $74,000 on the Term Loan B.

The credit facility is collateralized by substantially all of the Company’s assets.  The credit facility contains covenants that requires the Company, among other things, to provide financial and other information reporting, and to provide notice upon certain events. These covenants also place restrictions on the Company’s ability to incur additional indebtedness, pay dividends or make other distributions, redeem or repurchase capital stock, make investments and loans, and enter into certain transactions, including selling assets, engaging in mergers or acquisitions, or engaging in transactions with affiliates. The Company was in compliance with all such covenants as of June 30, 2019. Refer to Note 16, “Subsequent Events” for additional information.

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

In 2018, the Company entered into two pay-fixed and receive-floating interest rate swaps, which was effective on March 29, 2019 and terminates on March 31, 2022. The combined notional amount of the interest rate swaps was $290,625 at June 30, 2019 and December 31, 2018, respectively. At June 30, 2019 and December 31, 2018, the fair value of the interest rate swaps (derivative liability) was $9,777 and $4,292, respectively (a valuation allowance was established against the full amount of the net deferred tax benefit of $2,503 and $1,099, respectively). During the three months ended June 30, 2019 and 2018, the Company recognized other comprehensive loss of $3,358 and $962, respectively, and during the six months ended June 30, 2019 and 2018, the Company recognized other comprehensive loss of $5,485 and $962, respectively.

8.  REVENUE

The following table disaggregates net sales by therapeutic categories for the Specialty segment and by product and service distribution channels for the PBM segment:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Specialty Segment:
Oncology	$718,081	$706,291	$1,404,715	$1,393,188
Specialty infusion	192,156	181,250	370,604	346,967
Immunology	140,836	142,952	276,528	278,551
Other	164,696	203,253	332,287	368,019
Total Specialty segment	1,215,769	1,233,746	2,384,134	2,386,725
PBM Segment:
Retail networks	57,784	146,127	125,196	291,288
Specialty pharmacy	18,070	23,001	34,167	45,314
Mail order	11,817	17,018	22,782	34,010
Other	2,642	2,601	6,085	9,603
Total PBM segment	90,313	188,747	188,230	380,215
Inter-segment eliminations	(18,458)	(6,415)	(27,932)	(8,378)
Total net sales	$1,287,624	$1,416,078	$2,544,432	$2,758,562

Rebates retained, which represents the difference between the manufacturers’ rebates earned and rebates incurred to customers, approximated 9.6% and 22.3% of total gross profit for the three months ended June 30, 2019 and 2018, respectively and 10.6% and 14.8% of total gross profit for the six months ended June 30, 2019 and 2018, respectively.

9.  SHARE-BASED COMPENSATION

Stock Options

A summary of the Company’s stock option activity as of and for the six months ended June 30, 2019 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Options	Price	Life	Value
			(Years)
Outstanding at January 1, 2019	5,186,025	$18.42	8.0	$2,910
Granted	453,808	5.19
Exercised	(27,313)	4.29
Expired/cancelled	(954,413)	18.94
Outstanding at June 30, 2019	4,658,107	$17.11	7.6	$606

Exercisable at June 30, 2019	2,167,286	$19.19	6.8	$196

The Company recorded share-based compensation expense associated with stock options of $849 and $2,033 for the three months ended June 30, 2019 and 2018, respectively and $2,642 and $4,152 for the six months ended June 30, 2019 and 2018, respectively. At June 30, 2019, the total compensation cost related to nonvested options not yet recognized was $10,704 which will be recognized over a weighted average period of 2.1 years, assuming all employees complete their respective service periods for vesting of the options.

The Company granted annual awards of 366,330 options under its 2014 Omnibus Incentive Plan (the “2014 Plan”) and an inducement award of 87,478 options to purchase common stock to key employees during the six months ended June 30, 2019, which options become exercisable in installments of 33.3 percent, per year, beginning on the first anniversay of the grant date. These options have a maximum term of ten years.

The 453,808 options to purchase common stock that were granted during the six months ended June 30, 2019 have a weighted average grant date fair value of $2.53 per option. The grant date fair values of these stock option awards were estimated using the Black Scholes-Merton option pricing model using the assumptions set forth in the following table:

Exercise price	$4.81	$5.94
Expected volatility	49.12%	49.47%
Expected dividend yield	0%	0%
Risk-free rate for expected term	1.95%	2.38%
Expected life (in years)	6.00	6.00

Estimating grant date fair values for employee stock options requires management to make assumptions regarding expected volatility of the value of those underlying shares, the risk-free rate over the expected life of the stock options and the date on which share-based payments will be settled. Expected volatility is based on a weighted average of the Company’s historic volatility and an implied volatility for a group of industry-relevant healthcare companies as of the measurement date. Risk-free rate is determined based upon U.S. Treasury rates over the estimated expected option lives. Expected dividend yield is zero as the Company does not anticipate that any dividends will be declared during the expected term of the options. The expected term of options granted is calculated using the simplified method (the midpoint between the end of the vesting period and the end of the maximum term). Forfeitures are accounted for when they occur.

Restricted Stock Units (“RSU” or “RSUs”)

A summary of the Company’s RSU activity as of and for the six months ended June 30, 2019 is as follows:

		Weighted
		Average
	Number	Grant Date
	of RSUs	Fair Value
Nonvested at January 1,2019	1,869,029	$21.67
Granted	5,864,924	7.55
Vested and issued	(310,936)	20.29
Cancelled /expired	(877,119)	22.46
Nonvested at June 30, 2019	6,545,898	$8.94

Performance Based RSUs

The Company granted an award of 1,498,500 performance-based RSUs as a sign-on inducement award to an executive during the second quarter of 2018.  The award will be earned or forfeited based upon the Company’s performance relative to specified cumulative Adjusted EBITDA and revenue goals for the years ending December 31, 2018 and 2019 and the executive’s completion of the service condition. In January 2019, the performance goals were measurable and determinable, therefore, a grant date for accounting purposes was established. During the second quarter of 2019, these performance-based RSUs were modified by (1) adjusting the performance goals so that earning or forfeiture will be based upon the Company’s actual 2018 performance and projected 2019 performance, and (2) including a new performance goal that provides for full vesting at the maximum amount in the event the Company’s stock price increases by a specified percentage over a specified period of time during the 2019 fiscal year as a result of corporate actions taken during the 2019 performance year. The Company accounted for this modification pursuant to ASC Topic 718, “Compensation – Stock Compensation”, as a Type III (Improbable to Probable) modification and changed its estimate of the number of shares that will be earned from 0 percent to 30 percent.

During the second quarter of 2019, the Company granted annual awards of 1,835,000 performance-based RSUs under the 2014 Plan and 172,838 performance-based RSUs as an inducement award to key employees. These awards will be earned or forfeited based upon the Company’s performance relative to specified cumulative Adjusted EBITDA and revenue goals, as applicable, for the years ending December 31, 2019 and/or 2020, as applicable and the completion of the service condition. The Company is currently accounting for these performance-based RSUs under the current estimate that 28.6 percent of the award shares will be earned. The Company recorded share-based compensation expense associated with performance-based RSUs of $1,015 and $845 for the three months ended June 30, 2019 and 2018, respectively, and $1,074 and $852 for the six months ended June 30, 2019 and 2018, respectively. At June 30, 2019, the total compensation expense related to nonvested performance-based RSUs not yet recognized, assuming 28.6 percent of the shares will be earned, was $3,891, which will be recognized over a weighted average remaining term of 1.28 years, assuming all employees also complete their respective service periods for vesting of the RSUs.

Service Based RSUs

The Company granted 2,115,377 service-based RSUs under its 2014 Plan and 243,209 service-based RSUs as inducement awards to key employees during the six months ended June 30, 2019. The value of an RSU is determined by the market value of the Company’s common stock at the date of grant. This value is recorded as compensation expense on a straight-line basis over the vesting period, which ranges from one year to three years from grant date.

The Company recorded share-based compensation expense associated with service-based RSUs of $2,205 and $3,974 for the three months ended June 30, 2019 and 2018, respectively, and $3,798 and $4,841 for the six months ended June 30, 2019 and 2018, respectively. At June 30, 2019, the total compensation cost related to nonvested RSUs not yet recognized was $24,807, which will be recognized over a weighted average remaining term of 2.37 years, assuming all employees complete their respective service periods for vesting of the service-based RSUs.

Restricted Stock Awards (“RSA” or RSAs”)

A summary of the Company’s RSA activity as of and for the six months ended June 30, 2019 is as follows:

	Number	Weighted
	of Shares	Average
	Subject to	Grant Date
	Restriction	Fair Value
Nonvested at January 1, 2019	43,355	$20.91
Granted	186,969	4.51
Vested	(20,829)	22.20
Forfeited	(5,929)	21.63
Nonvested at June 30, 2019	203,566	5.69

Under the 2014 Plan, the Company issued 186,969 RSAs to non-employee directors. The value of a RSA is determined by the market value of the Company’s common stock at the date of grant. The value of a RSA is recorded as share-based compensation expense on a straight-line basis over the vesting period, which is typically one year.

The Company recorded share-based compensation expense associated with RSAs of $215 and $139 for the three months ended June 30, 2019 and 2018, respectively, and $341 and $277 for the six months ended June 30, 2019 and 2018, respectively. At June 30, 2019, the total compensation cost related to nonvested RSAs not yet recognized was $859 which will be recognized over a weighted average remaining term of 0.87 years, assuming the non-employee directors complete their service period for vesting of the RSAs.

10.  LOSS PER COMMON SHARE

Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted income per common share further includes any common shares available to be issued upon exercise of outstanding service-based stock options; exercise of outstanding performance-based stock options for which all performance conditions were satisfied; and satisfaction of all contingent consideration performance conditions; and RSAs and RSUs, if such inclusions would be dilutive. The potentially dilutive common shares are determined for inclusion in diluted income per common share using the treasury stock method. For periods of net loss, basic and diluted per common share information are the same.

The following table sets forth the computation of basic and diluted loss per common share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Numerator:
Net loss	$(159,462)	$(3,964)	$(173,763)	$(4,414)

Denominator:
Weighted average common shares outstanding, basic	74,730,823	74,158,622	74,595,906	74,077,916
Weighted average dilutive effect of stock options, RSAs and RSUs	—	—	—	—
Weighted average common shares outstanding, diluted	74,730,823	74,158,622	74,595,906	74,077,916

Loss per common share:
Basic	$(2.13)	$(0.05)	$(2.33)	$(0.06)
Diluted	$(2.13)	$(0.05)	$(2.33)	$(0.06)

The Company had a net loss for the three and six months ended June 30, 2019 and 2018.  As a result, basic and diluted loss per common share were the same as any potentially dilutive securities would be anti-dilutive.  In the absence of a net loss, the weighted average dilutive effect of stock options, RSUs and RSAs would have been 48,860 and 374,080 for the three months ended June 30, 2019 and 2018, respectively and 323,082 and 398,051 for the six months ended June 30, 2019 and 2018, respectively.

The weighted average effect of certain common stock equivalents including stock options, RSUs and RSAs were excluded from the computation of weighted average diluted shares outstanding as inclusion of such items would be anti-dilutive, are summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Service-based and earned performance-based stock options	3,896,446	4,032,813	3,753,244	4,022,012
Unearned performance-based stock options	574,138	574,138	574,138	574,138
Weighted average service-based RSUs	1,903,421	766,971	880,438	409,262
Weighted average performance based RSUs	467,308	770,859	—	389,305
Weighted average RSAs	16,597	7,228	18,300	3,614
Total	6,857,910	6,152,009	5,226,120	5,398,331

11. INCOME TAXES

The reconciliation of income taxes computed at the U.S. federal statutory tax rate to income tax expense is as follows:

	Six Months Ended
	June 30,
	2019	2018
Income tax benefit at U.S. statutory rate	$36,269	$744
Tax effect from:
Valuation allowance	(32,423)	—
Share-based compensation	(1,392)	542
State income taxes, net of federal benefit	(549)	(763)
State income taxes, valuation allowance	62	—
Disallowed compensation	(161)	—
Non-deductible employee compensation in excess of $1,000	—	(1,158)
Non-deductible goodwill impairment	(2,645)	—
Other	(214)	(236)
Income tax expense	$(1,053)	$(871)

In determining the requirement for a valuation allowance against its deferred tax assets, the Company considers its historical and projected financial results of the legal entity or consolidated group recording the net deferred tax asset, along with other available positive and negative evidence. Due primarily to the parent company, along with several of its subsidiaries, being in a three-year cumulative loss from continuing operations position at June 30, 2019, the Company has determined it more likely than not its consolidated deferred tax asset and a substantial portion of separate entities’ deferred tax assets established for state loss carryforwards, will not be realized as a benefit in the future.  Accordingly, the Company has increased its valuation allowance against these net deferred tax assets by $32,361 at June 30, 2019.

12.  RELATED PARTY TRANSACTION

In December 2018, the Company signed a definitive agreement with ReactiveCore, Inc. (“ReactiveCore”) pursuant to which ReactiveCore provides information technology services to the Company over a period of three years, which commenced on January 1, 2019. Kenneth Klepper, a director of the Company’s Board of Directors (the “Board”), is the co-founder, chairman and chief executive officer of ReactiveCore. Prior to the signing of this agreement, the Board reviewed and approved this transaction in accordance with the Company’s related persons transaction policy.

The Company will pay base fees to ReactiveCore of approximately $2,400 over the term of the agreement, with the potential of paying additional fees for the provision of additional services. During the six months ended June 30, 2019, the

Company incurred a three-year licensing fee of $1,946 for the term of the agreement, which has been recorded in capitalized software for internal use, net in the Condensed Consolidated Balance Sheets.

13.  LEASES

The Company leases many of its pharmacy locations, office facilities, distribution centers, and certain office equipment through noncancelable operating lease contracts. Such noncancelable operating lease contracts convey the right to control such property for a period of time in exchange for consideration.  The operating leases have initial terms ranging from three to 12 years and generally have options to extend for one or two five -year periods. Additionally, most frequently, the lease contracts include a provision for early termination after a specified time period along with payment of a termination fee. Beginning in 2019, the lease term, for accounting purposes, will include renewal option periods when it is reasonably certain that the option to extend the lease will be exercised based on the facts and circumstances at lease commencement. The lease agreements, most often, provide for rental payments that increase over the lease term based on a fixed percentage or specified amount.  Additionally, the Company, in most cases, is required to pay real estate taxes, insurance costs and other occupancy costs such as common area maintenance that vary over the lease term.

Rent expense was $2,140 and $4,026 for the three and six months ended June 30, 2018.

The following table provides the components of lease expense for the three and six months ended June 30, 2019 in the Condensed Consolidated Statements of Comprehensive Loss, only the current year was impacted with the adoption of Topic 842:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2019	2019
Operating lease cost	$1,248	$3,307
Variable lease cost	814	1,191
Short-term lease cost	133	241
Total	$2,195	$4,739

Maturities of lease liabilities for each of the next five years and thereafter, including reconciliation to the lease liabilities, were as follows:

2019 (excluding the six months ended June 30, 2019)	$3,077
2020	5,751
2021	5,029
2022	4,250
2023	3,214
Thereafter	14,091
Total future lease payments	35,412
Less: imputed interest costs (a)	(8,140)
Lease liabilities	$27,272
(a)	Computed using the estimated incremental borrowing rate for each lease

Other information related to the Company's leases as of and for the six months ended June 30, 2019 is as follows:

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$3,307
Weighted average remaining lease term (in years)	7.55
Weighted average discount rate	6.77%

14.  CONTINGENCIES

On November 10, 2016, a putative class action complaint was filed in the U.S. District Court for the Eastern District of Michigan against Diplomat Pharmacy, Inc. and certain former officers of the Company. Following the appointment of lead plaintiffs and lead counsel, an amended complaint was filed on April 11, 2017. The amended complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 in connection with public filings made between February 29, 2016 and November 3, 2016 (the “potential class period”). The plaintiffs seek to represent a class of shareholders who purchased stock in the potential class period. The complaint seeks unspecified monetary damages and other relief. The Company filed a motion to dismiss the amended complaint on May 26, 2017. The court issued orders denying the Company’s motion to dismiss on January 19, 2018 and the Company’s motion for reconsideration of its motion to dismiss on August 9, 2018. The parties reached an agreement-in-principle on April 22, 2019 to resolve the litigation for a payment of $14,100 which is fully covered by the Company’s insurance policies. The court preliminarily approved the settlement on May 7, 2019, and a final settlement approval hearing is scheduled for August 20, 2019. If approved by the court, the settlement, given it is covered by the Company’s insurance policies, would not have a material impact on the Company’s results of operations, financial condition or cash flows. The Company has recorded the gross up ($14,100 insurance receivable in “Prepaid insurance and other current assets” and a $14,100 accrued liability included in “Accrued expenses – other”) of this settlement in the condensed consolidated balance sheet as of June 30, 2019.

On February 10, 2017, the Company’s Board of Directors received a demand letter from a purported shareholder containing allegations similar to those contained in the putative class action complaint described above. The letter demanded that the Board of Directors take action to remedy the alleged violations. In response, the Board of Directors established a Special Independent Committee of its disinterested and independent members to investigate the claims. Subsequently, on June 2, 2017, the shareholder filed a putative shareholder’s derivative lawsuit in the Michigan Circuit Court for the County of Genesee regarding the same matters alleged in the demand letter. The complaint named the Company as a nominal defendant and named a number of the Company’s current and former officers and directors as defendants. The complaint sought unspecified monetary damages and other relief. On February 6, 2019, the parties reached an agreement-in-principle to settle the action. On June 17, 2019, the court held the final settlement approval hearing and approved the settlement. The settlement did not have a material impact on the Company’s results of operations, financial condition or cash flows and was covered by the Company’s insurance policies.

On February 24, 2019 and March 6, 2019, in the U.S. District Court for the Central District of California and on March 12, 2019 in the U.S. District Court for the Northern District of Illinois, putative class actions complaints were filed against Diplomat Pharmacy, Inc. and certain current and former officers of the Company. The complaints alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 in connection with public filings made between February 26, 2018 and February 21, 2019 (the “potential class period”). The plaintiffs each sought to represent a class of shareholders who purchased stock in the potential class period. The complaints sought unspecified monetary damages and other relief. The cases were subsequently transferred and consolidated into a single proceeding in the Northern District of Illinois. The court appointed a lead plaintiff and lead counsel on July 19, 2019, and the lead plaintiff has sought leave until September 17, 2019 to file an amended complaint. The Company believes the complaints and allegations to be without merit and intends to vigorously defend itself against the action. The Company is unable at this time to determine whether the outcome of the litigation would have a material impact on its results of operations, financial condition or cash flows.

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

	Three Months Ended June 30,
	Net Sales		Cost of Sales		Gross Profit
	2019	2018	2019	2018	2019	2018
Specialty	$1,215,769	$1,233,746	$(1,152,747)	$(1,161,206)	$63,022	$72,540
PBM	90,313	188,747	(80,608)	(162,871)	9,705	25,876
Inter-segment eliminations	(18,458)	(6,415)	18,458	6,415	—	—
	$1,287,624	$1,416,078	$(1,214,897)	$(1,317,662)	$72,727	$98,416

	Six Months Ended June 30,
	Net Sales		Cost of Sales		Gross Profit
	2019	2018	2019	2018	2019	2018
Specialty	$2,384,134	$2,386,725	$(2,253,588)	$(2,241,365)	$130,546	$145,360
PBM	188,230	380,215	(166,829)	(336,781)	21,401	43,434
Inter-segment eliminations	(27,932)	(8,378)	27,932	8,378	—	—
	$2,544,432	$2,758,562	$(2,392,485)	$(2,569,768)	$151,947	$188,794

Total assets by segment are as follows:

	June 30,	December 31,
	2019	2018
Specialty	$958,694	$1,045,174
PBM	356,416	431,185
	$1,315,110	$1,476,359

16.  SUBSEQUENT EVENTS

On July 19, 2019, the Company agreed to a First Amendment to Credit Agreement with JP Morgan Chase Bank, N.A., and Capital One, National Association. When the amendment took effect on August 6, 2019, the First Amendment to the Credit Agreement amended and restated our covenants for the total net leverage ratio and the interest coverage ratio beginning on September 30, 2019 through December 31, 2020 as well as permanently reducing our revolving line of credit from $250,000 to $200,000.

On July 22, 2019, we acquired a specialty infusion pharmacy for $6,551 and 836,431 shares of the Company’s common stock.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in thousands, except per share, per patient, and per prescription data)

The following Management’s Discussion and Analysis of financial condition and results of operations (“MD&A”) should be read in conjunction with the unaudited Condensed Consolidated Financial Statements, related notes, and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q and the Consolidated Financial Statements and related notes included in our Annual Report on Form 10K for the year ended December 31, 2018, which was filed on March 18, 2019 with the Securities and Exchange Commission (“SEC”).

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

The forward-looking statements contained in this report are based on management’s good-faith belief and reasonable judgment based on current information. The forward-looking statements are qualified by important factors, risks, and uncertainties, many of which are beyond our control, that could cause our actual results to differ materially from those in the forward-looking statements, including those described in “Part II, Other Information - Item 1A. Risk Factors” and elsewhere in this report, as well as in our Annual Report on Form 10-K for the year ended December 31, 2018 and subsequent reports filed with or furnished to the SEC. Any forward-looking statement made by us in this report speaks only as of the date hereof or as of the date specified in such forward-looking statement. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments, or otherwise, except as may be required by any applicable laws or regulations.

Overview

Diplomat Pharmacy, Inc. (the “Company,” “Diplomat,” “our,” “us,” or “we”) is the largest independent provider of specialty pharmacy and infusion services in the United States of America (“U.S.”). We are focused on improving the lives of patients with complex chronic diseases while also delivering unique solutions for manufacturers, hospitals, payors and providers. Our patient-centric approach positions us at the center of the healthcare continuum for the treatment of complex chronic diseases. We offer a broad range of innovative solutions to address the dispensing, delivery, dosing and reimbursement of clinically intensive, high-cost specialty drugs (many of which can cost more than $100,000 per patient, per year) and a wide range of applications. We also provide PBM services, including administering pharmacy benefits, conducting quarterly and annual plan reviews and analyzing and modeling plan and formulary changes, designed to help our customers reduce the cost and manage the complexity of their prescription drug programs. We have expertise across a broad range of specialty therapeutic categories, including oncology, specialty infusion therapies, immunology, multiple sclerosis, hepatitis, and many other serious or long-term conditions. We dispense to patients in all U.S. states and territories through our advanced distribution centers and manage centralized clinical call centers to deliver localized services on a national scale. Diplomat opened its doors in 1975 as a neighborhood pharmacy with one essential tenet: “Take good care of patients and the rest falls into place.” Today, that tradition continues—always focused on improving patient care and clinical adherence.

Our revenues are derived from: (i) customized care management programs we deliver to our patients, surrounding the dispensing of their specialty medications and (ii) PBM services that we provide to our customers. Our specialty pharmacy services revenue growth has historically been primarily driven by manufacturer price inflation, new drugs coming to market, new indications for existing drugs, volume growth with current clients, and the addition of new clients. For the three and six months ended June 30, 2019 and 2018, our revenues were primarily derived from the dispensing of drugs.

On August 9, 2019, the Company announced that, at the direction of its Board of Directors, it is reviewing strategic alternatives focused on maximizing shareholder value. Financial and legal advisors have been engaged to assist in this process. The strategic alternatives expected to be considered include, but are not limited to, a sale or merger of the Company, continuing to pursue value-enhancing initiatives as a standalone company, capital structure changes, or the sale or other disposition of certain of the Company’s businesses or assets. There can be no assurance that this process will result in the approval or completion of any particular strategic alternative or transaction in the future or that any such strategic alternative or transaction, if approved or completed, will yield additional shareholder value.  Further, the process of exploring, reviewing and pursuing strategic alternatives, the public announcement of such process or any decision or transaction resulting from such process could adversely impact our business and our stock price.

Our Specialty segment revenues were $1,215,769 and $2,384,134 for the three and six months ended June 30, 2019, respectively, and $1,233,746 and $2,386,725 for the three and six months ended June 30, 2018, respectively. Revenue generated in our Specialty segment has largely been driven by our position as a leader in the oncology, specialty infusion therapies and immunology therapeutic categories. We generated approximately 84 to 86 percent of our Specialty segment revenues in these categories for each of the three and six months ended June 30, 2019 and 2018.

In our Specialty segment, in the near-term we expect future revenue and profits will be negatively impacted by increased competitive pressures which are expected to drive reduced prescription volumes. We also believe we may continue to be negatively affected by a less favorable drug mix. Increased market consolidation has created opportunities for healthcare companies or PBMs to move patients to preferred pharmacies and narrow their networks on the commercial side. As a result, we continue to observe negative volume impacts connected to increasingly narrow or exclusive networks by large PBMs and health plans as well as less favorable drug mix due to payor formulary changes as well as brand versus generic mix and associated generic conversion rates. In addition, in both our commercial and Medicare businesses, we are observing that larger, vertically-integrated competitors, as well as health plans that own specialty pharmacies, are increasingly implementing aggressive member channel management techniques. Additionally, there continues to be pressure on reimbursement rates from payors which tend to reset annually, although these rates may also reset periodically throughout the year. As reimbursement rates have decreased, this decrease has compressed our profit margin. In the event reimbursement rates continue to decrease in our payor contracts in the future, we may exit certain of these contracts or pharmacy provider networks, which could materially reduce our volume and revenue while having less or positive impact on gross profit given severe pricing compression.

Longer-term, we believe that we can offset industry competitive pressures and market consolidation with our expanding breadth of services, our continued expectation of infusion therapy growth, and our access to limited-distribution drugs to help us achieve sustainable revenue growth in the future. The Company offers a range of specialty services, from simple limited-distribution drug clinical wrap-around services to a full specialty carve-out. We also provide a combined specialty pharmacy, infusion and PBM service offering designed to reduce specialty costs under both the pharmacy and medical benefit. We can also find value for patients and payors by offering comprehensive care management focused on optimized utilization and improved care outcomes. We also expect future revenue growth opportunities to be driven by favorable demographic trends (i.e., aging population and increasing prescription drug spend), advanced clinical developments, expanding drug pipelines, earlier detection of chronic diseases, improved access to medical care, long-term industry mix shift toward higher-cost specialty drugs and manufacturer price increases.

Our PBM segment revenues were $90,313 and $188,230 for the three and six months ended June 30, 2019, respectively, and $188,747 and $380,215 for the three and six months ended June 30, 2018, respectively. We continue to expect revenues for our PBM segment will decline significantly in 2019 due to substantial lost customer contracts, as currently reflected in the results for the three and six months ended June 30, 2019 as compared to the same period of 2018, primarily as a result of service issues experienced while transitioning to a new claims processing platform in 2018, third-party acquisitions of clients, contract non-renewals, pricing compression, terminations prior to expiration as well as other factors. While we believe the service and execution issues are in the past and our PBM segment service performance remains consistent with industry standards, our ability to grow revenue in the PBM segment will depend on our ability to offset customer losses, continue to integrate CastiaRx into our overall operations, and win new business. We expect our revenue growth opportunities to be driven by rising drug prices and a growth in specialty drug spend, as well as a shift in the marketplace of drug coverage from a medical benefit to a pharmacy benefit, and the increasing complexity and required support for Medicare Part D programs.

During the second quarter of 2019, the Company recorded non-cash goodwill impairment charges of $122,891 and non-cash definite-lived intangible asset impairment charges of $17,979 in our Specialty and PBM segments. The impairment losses are recorded in the captions “Goodwill impairment” and “Impairments of definite lived intangible assets in the Condensed Consolidated Statements of Comprehensive Loss. The definite-lived intangible assets that were impaired consist of certain trade names and trademarks, certain customer and physician relationships in both segments as well as certain non-compete employment agreements in our Specialty segment.

Specifically, our Specialty segment recorded $68,218 of the non-cash goodwill impairment and non-cash definite-lived intangible asset impairment charges of $16,772 to fully impair the remaining goodwill and intangible assets in our DSP reporting unit, primarily due to variances to our original 2019 forecast in the second quarter of 2019. These variances were due to slower than anticipated brand to generic conversions and delays in the release of generic versions of certain drugs which tend to provide higher margin contribution and forecasted growth in volumes that were based on investments made in our payor sales team not yet coming to fruition. The variances also resulted from expected efficiencies not being achieved as quickly as originally expected due to delays in the implementation of ScriptMed, our new specialty operating system, which we deliberately slowed to minimize any disruptive impact of the transition to providers and patients. Additionally, the Company continues to experience pressure on reimbursement rates from certain payors and a less favorable medication drug mix than originally forecasted for 2019 which reduced profitability. As such, these conditions resulted in downward revisions of the forecasts on current and future projected earnings and cash flows in the DSP reporting unit of our Specialty segment.

Our PBM segment recorded $54,673 of the non-cash goodwill impairment and non-cash definite-lived intangible asset impairment charges of $1,207. The impairment charges were taken as a result of lower than expected results driven by continued business losses and lower earned rebates due to drug mix and slightly lower rebate retention, and a more conservative outlook in 2020 and beyond than reflected in our previous guidance.

Key Performance Metrics

We regularly review a number of metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends, formulate financial projections and make strategic decisions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Specialty
Prescriptions dispensed	235,000	236,000	460,000	459,000
Net sales per prescription dispensed	$5,162	$5,218	$5,173	$5,181
Gross profit per prescription dispensed	$264	$301	$280	$309

PBM
Prescriptions filled (adjusted to 30-day equivalent)(1)(2)	942,000	2,123,000	1,987,000	4,304,000
Gross profit per prescription filled	$10	$12	$11	$10
(1)	A 90-day prescription is counted as three 30-day prescriptions filled.
(2)	Prescriptions filled is defined as prescriptions dispensed in our mail order facility as well as prescriptions adjudicated in our retail network.

Prescription Data (rounded to the nearest thousand)

Specialty segment prescriptions dispensed represent prescriptions filled and dispensed to patients or, in rare cases, to physicians. Our Specialty segment volume for the three and six months ended June 30, 2019 was 235,000 and 460,000 prescriptions dispensed, which remained relatively flat compared to the three and six months ended June 30, 2018. We expect to see continued pressure on volume due to increasingly narrow or exclusive networks by large PBMs and health plans. In addition, in both our commercial and Medicare businesses, we are observing that larger, vertically-integrated competitors, as well as health plans that own specialty pharmacies, are increasingly implementing aggressive member channel management techniques. We believe that our focus on direct contracting with health plans for specialty carveout business will partially offset these volume pressures. Prescriptions dispensed adjusted to a 30-day equivalent by our PBM were approximately 942,000 and 2,123,000 for the three months ended June 30, 2019 and 2018, respectively, and 1,987,000 and 4,304,000 for the six months ended June 30, 2019 and 2018, respectively. These volume decreases were primarily due to the impact of contract losses in late 2018 and into 2019.

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

Components of Results of Operations

Net Sales

Our Specialty segment recognizes revenue for a dispensed prescription drug at the time of delivery (when control transfers) and at prescription adjudication (which approximates the fill date) for patient pick up at open door or retail pharmacy locations. We can earn revenue from multiple sources for any one claim, including the primary insurance plan, the secondary insurance plan, the tertiary insurance plan, the patient co-pay and patient assistance programs. The net sales in our Specialty segment also include revenue from pharmaceutical manufacturers and other outside companies for data reporting or additional services rendered for dispensed prescriptions. Service revenue is primarily derived from fees earned by us from hospital pharmacies for patient support that is provided by us to those non-Diplomat pharmacies to dispense specialty drugs to patients. The hospital pharmacies dispense the drug and pay us a service fee for clinically and administratively servicing their patients. These services constituted less than 1 percent of our revenues in each of the three and six months ended June 30, 2019 and 2018, respectively.

Our PBM segment recognizes revenue from the sale of prescription drugs by its mail order pharmacy service when the drugs are physically delivered (when control transfers) and by its retail pharmacy network when the claim is adjudicated. The Company records revenue, net of manufacturers’ rebates, which are earned by and paid to its clients based on their plan members’ utilization of brand-name formulary drugs. Our PBM segment recognizes revenue on a gross basis since they act as principal in the arrangement, exercise pricing latitude and independently have a contractual obligation to pay their network pharmacy providers for benefits provided to their clients’ members, and assuming primary responsibility for fulfilling the promise to provide prescription drugs to their client plan members while also performing the related pharmacy benefit management services. Our PBM segment includes the total prescription price (drug ingredient cost plus dispensing fee) they have contracted with their clients as revenue, including member co-payments to pharmacies.

Cost of Sales

Cost of sales in our Specialty segment primarily represents the purchase price of the drugs that we ultimately dispense. These drugs are purchased directly from the manufacturer or from an authorized wholesaler and the purchase price is negotiated with the selling entity. Cost of sales in our PBM segment primarily represents the purchase price of the drugs that we dispense from our mail order services and the amount that we reimburse to pharmacies for prescriptions adjudicated in our retail network. In general, there is a relationship between cost of sales and net sales for prescription dispensing transactions. This is due to the mathematical relationship between average wholesale price (“AWP”) and wholesale acquisition cost (“WAC”), where most commonly AWP equals WAC multiplied by 1.20, and our contractual relationships to purchase at a discount off WAC and receive reimbursement at a discount off AWP. The discounts off AWP and WAC that we receive vary significantly by drug and by contract. Rebates we receive from manufacturers are reflected as reductions to cost of sales when they are earned. Other expenses contained in cost of sales consist of shipping and handling costs incurred at our dispensing pharmacies and nursing support services.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2019 versus Three Months Ended June 30, 2018

Consolidated Results

The following table provides our Condensed Consolidated Statements of Comprehensive Loss data for each of the periods presented:

	Three Months Ended
	June 30,
	2019	2018
Net sales	$1,287,624	$1,416,078
Cost of sales	(1,214,897)	(1,317,662)
Gross profit	72,727	98,416
SG&A	(80,816)	(90,642)
Goodwill impairments	(122,891)	—
Impairments of definite-lived intangible assets	(17,979)	—
(Loss) income from operations	(148,959)	7,774
Other (expense) income:
Interest expense	(10,170)	(10,392)
Other	101	394
Total other expense	(10,069)	(9,998)
Loss before income taxes	(159,028)	(2,224)
Income tax expense	(434)	(1,740)
Net loss	$(159,462)	$(3,964)

Net Sales

Net sales for the three months ended June 30, 2019 were $1,287,624, a $128,454, or 9.1 percent, decrease compared to $1,416,078 for the three months ended June 30, 2018. This decrease was primarily due to loss of customer contracts at our PBM segment, as well as payor reimbursement compression, increased brand to generic conversion, and volume declines in certain therapeutic areas in our Specialty segment. The decreases were partially offset by the impact of manufacturer price increases and growth in infusion therapies versus the comparable prior period.

Cost of Sales

Cost of sales for the three months ended June 30, 2019 was $1,214,897, a $102,765, or 7.8 percent, decrease compared to $1,317,662 for the three months ended June 30, 2018. This decrease was primarily the result the loss of customer contracts at our PBM segment, and brand to generic conversion in our Specialty segment over the same period. Cost of sales was 94.4 percent and 93.1 percent of net sales for the three months ended June 30, 2019 and 2018, respectively. The decrease in gross margin from 6.9 percent to 5.6 percent for the three months ended June 30, 2018 and 2019, respectively, was primarily due to a $2,500 non-recurring client rebate payment in our PBM segment, and payor reimbursement compression in our Specialty segment despite the contribution of higher margin generics.

SG&A

SG&A expenses for the three months ended June 30, 2019 were $80,816, a $9,826 decrease compared to $90,642 for the three months ended June 30, 2018. The decrease is primarily the result of a $4,207 decrease in amortization of intangible assets due to the impairment of these assets in the fourth quarter of 2018, a $3,039 decrease in acquisition-related costs, and a $2,678 decrease in share-based compensation expense. The decrease in share-based compensation expense was primarily due to the market value recognition of a RSU grant awarded to an executive in the prior year. These decreases were partially offset by slight increases in insurance, and facility expenses.

Impairment Charges on Goodwill and Other Intangibles

As a result of our interim impairment test for goodwill as of June 30, 2019, we recorded a non-cash impairment charge against goodwill of $122,891 and relatedly, an impairment charge of $17,979 of certain definite-lived intangible assets, primarily certain trade names and trademarks, certain customer and physician relationships in both segments, and certain non-compete employment agreements in our Specialty segment. Our Specialty segment recorded $68,218 of the goodwill impairment and non-cash definite-lived intangible asset impairment charges of $16,772, primarily due to variances to our original forecast in the second quarter of 2019 caused by slower than anticipated brand to generic conversions and delays in the release of generic versions of certain drugs which tend to provide higher margin contribution, our previously forecasted volume growth not yet coming to fruition and expected efficiencies not being recognized as early as originally forecasted. Our PBM segment recorded $54,673 of the goodwill impairment and non-cash definite-lived intangible asset impairment charges of $1,207. The impairment charges were taken as a result of lower than expected results driven by continued business losses and lower earned rebates due to drug mix and slightly lower rebate retention, and a more conservative outlook in 2020 and beyond than reflected in our previous guidance. See “Management Discussion and Analysis – Overview” above for additional information regarding these impairment charges.

Other Expense

Our other expense was $10,069 and $9,998 for the three months ended June 30, 2019 and 2018, respectively, and is primarily comprised of interest expense. The $71 decrease in other expense was primarily due to lower outstanding debt in the three months ended June 30, 2019 compared to the same period in 2018.

Income Tax Expense

Our income tax expense for the three months ended June 30, 2019 and 2018 was $434 and $1,740, respectively. Income tax expense for the three months ended June 30, 2019 includes establishing an additional valuation allowance against deferred tax assets related to net operating losses and additional non-cash impairment charges to goodwill and certain definite-lived intangible assets generated during the quarter due to our cumulative loss position.

Segment Results

Net sales, cost of sales and gross profit information by segment are as follows:

	Three Months Ended June 30,
	Net Sales		Cost of Sales		Gross Profit
	2019	2018	2019	2018	2019	2018
Specialty	$1,215,769	$1,233,746	$(1,152,747)	$(1,161,206)	$63,022	$72,540
PBM	90,313	188,747	(80,608)	(162,871)	9,705	25,876
Inter-segment eliminations	(18,458)	(6,415)	18,458	6,415	—	—
	$1,287,624	$1,416,078	$(1,214,897)	$(1,317,662)	$72,727	$98,416

Net Sales — Specialty

Net sales for the three months ended June 30, 2019 were $1,215,769, a $17,977 or 1.5 percent decrease compared to $1,233,746 for the three months ended June 30, 2018. The decrease was primarily the result of payor reimbursement compression, the conversion of some brand name drugs to their generic equivalent, and volume declines in certain therapeutic areas versus the comparable prior period. This decrease was partially offset by the impact of manufacturer price increases and growth in infusion therapies.

Cost of Sales — Specialty

Cost of sales for the three months ended June 30, 2019 was $1,152,747, a $8,459 or 0.7 percent decrease, compared to $1,161,206 for the three months ended June 30, 2018. This decrease was primarily the result of the same factors that drove the decrease in Specialty’s net sales over the same time. Cost of sales was 94.8 percent and 94.1 percent of net sales for the three months ended June 30, 2019 and 2018, respectively.

Net Sales & Cost of Sales — PBM

Net sales for the three months ended June 30, 2019 were $90,313, a decrease of $98,434, compared to $188,747 for the three months ended June 30, 2018. Cost of sales for the three months ended June 30, 2019 were $80,608, a decrease of $82,263, compared to $162,871 for the three months ended June 30, 2018. The decrease in net sales by our PBM segment was the result of continued customer contract losses in late 2018 and into 2019. Cost of sales was 89.3 percent and 86.3 percent of net sales for the three months ended June 30, 2019 and 2018, respectively. The change in cost of sales as a percentage of net sales was driven by a $2,500 non-recurring client rebate payment.

Six Months Ended June 30, 2019 versus Six Months Ended June 30, 2018

Consolidated Results

The following table provides our Condensed Consolidated Statements of Comprehensive Loss data for each of the periods presented:

	Six Months Ended
	June 30,
	2019	2018
Net sales	$2,544,432	$2,758,562
Cost of sales	(2,392,485)	(2,569,768)
Gross profit	151,947	188,794
SG&A	(163,684)	(172,329)
Goodwill impairments	(122,891)	—
Impairments of definite-lived intangible assets	(17,979)	—
(Loss) income from operations	(152,607)	16,465
Other (expense) income:
Interest expense	(20,385)	(20,819)
Other	282	811
Total other expense	(20,103)	(20,008)
Loss before income taxes	(172,710)	(3,543)
Income tax expense	(1,053)	(871)
Net loss	$(173,763)	$(4,414)

Net Sales

Net sales for the six months ended June 30, 2019 were $2,544,432, a $214,130, or 7.8 percent, decrease compared to $2,758,562 for the six months ended June 30, 2018. This decrease was primarily due to loss of customer contracts and spread compression to retain current business and win new business at our PBM segment, as well as payor reimbursement compression, brand to generic conversion, and volume declines in certain therapeutic areas in our Specialty segment. The decreases were partially offset by the impact of manufacturer price increases and growth in our infusion therapies versus the comparable prior period.

Cost of Sales

Cost of sales for the six months ended June 30, 2019 was $2,392,485, a $177,283, or 6.9 percent, decrease compared to $2,569,768 for the six months ended June 30, 2018. This decrease was primarily the result of the same factors that drove the decrease in our net sales over the same period. Cost of sales was 94.0 percent and 93.2 percent of net sales for the six months ended June 30, 2019 and 2018, respectively. The decrease in gross margin from 6.8 percent to 6.0 percent for the six months ended June 30, 2018 and 2019, respectively, was primarily due to customer contract losses, a $2,500 non-recurring client rebate payment in the second quarter of 2019, and the timing of rebate recognition in the prior year period in our PBM segment and payor reimbursement compression in our Specialty segment, as well as an additional liability for sales and use taxes, and gross receipt taxes of $2,985 which was recorded in the six months ended June 30, 2019.

SG&A

SG&A expenses for the six months ended June 30, 2019 were $163,684, a $8,645 decrease compared to $172,329 for the six months ended June 30, 2018. The decrease is primarily the result of a $6,921 decrease in amortization of intangible assets due to the impairment of these assets in the fourth quarter of 2018, a $4,736 decrease in acquisition-related costs, and a $2,266 decrease in share-based compensation expense. The decrease in share-based compensation expense was primarily due to the vesting tied to the achievement of market performance criteria of an RSU grant awarded to an executive in the prior year. These decreases were partially offset by slight increases in employee costs, insurance, and facility expenses.

Impairment Charges on Goodwill and Other Intangibles

As a result of our interim impairment test for goodwill as of June 30, 2019, we recorded a non-cash impairment charge against goodwill of $122,891 and relatedly, an impairment charge of $17,979 of certain definite-lived intangible assets, primarily certain trade names and trademarks, certain customer and physician relationships in both segments, and certain non-compete employment agreements in our Specialty segment. Our Specialty segment recorded $68,218 of the goodwill impairment and non-cash definite-lived intangible asset impairment charges of $16,772, primarily due to variances to our original forecast in the second quarter of 2019 caused by slower than anticipated brand to generic conversions and delays in the release of generic versions of certain drugs which tend to provide higher margin contribution, our previously forecasted volume growth not yet coming to fruition and expected efficiencies not being recognized as early as originally forecasted. Our PBM segment recorded $54,673 of the goodwill impairment and non-cash definite-lived intangible asset impairment charges of $1,207. The impairment charges were taken as a result of lower than expected results driven by continued business losses and lower earned rebates due to drug mix and slightly lower rebate retention, and a more conservative outlook in 2020 and beyond than reflected in our previous guidance. See “Management Discussion and Analysis – Overview” above for additional information regarding these impairment charges.

Other Expense

Our other expense was $20,103 and $20,008 for the six months ended June 30, 2019 and 2018, respectively, and is primarily comprised of interest expense. The $95 increase in other expense was due to interest expense associated with unfavorable interest rate swap agreements partially offset by lower average borrowings.

Income Tax Expense

Our income tax expense for the six months ended June 30, 2019 and 2018 was $1,053 and $871, respectively. Income tax expense for the six months ended June 30, 2019 includes establishing an additional valuation allowance against deferred tax assets related to net operating losses and additional non-cash impairment charges to goodwill and certain definite-lived intangible assets generated during the quarter due to our cumulative loss position.

Segment Results

Net sales, cost of sales and gross profit information by segment are as follows:

	Six Months Ended June 30,
	Net Sales		Cost of Sales		Gross Profit
	2019	2018	2019	2018	2019	2018
Specialty	$2,384,134	$2,386,725	$(2,253,588)	$(2,241,365)	$130,546	$145,360
PBM	188,230	380,215	(166,829)	(336,781)	21,401	43,434
Inter-segment eliminations	(27,932)	(8,378)	27,932	8,378	—	—
	$2,544,432	$2,758,562	$(2,392,485)	$(2,569,768)	$151,947	$188,794

Net Sales — Specialty

Net sales for the six months ended June 30, 2019 were $2,384,134, a $2,591, or 0.1 percent, decrease compared to $2,386,725 for the six months ended June 30, 2018. The decrease was primarily the result of reimbursement compression, the conversion of some brand drugs to their generic equivalent, and volume declines in certain therapeutic areas versus the comparable prior period. These decreases were partially offset by the impact of first quarter of 2019 manufacturer price increases and growth in infusion therapies.

Cost of Sales — Specialty

Cost of sales for the six months ended June 30, 2019 was $2,253,588, a $12,223, or 0.5 percent, increase compared to $2,241,365 for the six months ended June 30, 2018. This increase was primarily the result of manufacturer price increases and an additional liability for sales and use taxes, and gross receipt taxes of $2,985 which was recorded in 2019. Cost of sales was 94.5 percent and 93.9 percent of net sales for the six months ended June 30, 2019 and 2018, respectively.

Net Sales & Cost of Sales — PBM

Net sales for the six months ended June 30, 2019 were $188,230, a decrease of $191,985, compared to $380,215 for the six months ended June 30, 2018. Cost of sales for the six months ended June 30, 2019 were $166,829, a decrease of $169,952, compared to $336,781 for the six months ended June 30, 2018. The decrease in our PBM segment was the result of continued customer contract losses in late 2018 and into 2019, retail spread compression to retain current business and win new business, a $2,500 non-recurring client rebate payment in the second quarter of 2019, and the timing of rebate recognition in the prior year period. Cost of sales was 88.6 percent of net sales for both six months ended June 30, 2019 and 2018.

Liquidity and Capital Resources

Our primary uses of cash include funding our ongoing working capital needs, debt service, acquiring and maintaining property and equipment, and internal use software, and business acquisitions. Our primary source of liquidity for our working capital is cash flows generated from operations. At various times during the course of the year, we may be in an operating cash usage position, which may require us to borrow on our revolving line of credit. We continuously monitor our working capital position and associated cash requirements and explore opportunities to more effectively manage our inventory and capital spending. As of June 30, 2019 and December 31, 2018, we had $5,771 and $9,485, respectively, of cash and cash equivalents. We had $125,000 and $176,300 outstanding on our revolving line of credit at June 30, 2019 and December 31, 2018, respectively. Prior to the First Amendment to Credit Agreement (see page 33), our available liquidity under our revolving line of credit was $125,000 and $73,700 at June 30, 2019 and December 31, 2018, respectively.

We believe that funds generated from operations, cash and cash equivalents on hand, and available borrowing capacity under our credit facility will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. We may enhance our competitive position through additional complementary acquisitions in both existing and new markets. Therefore, if a complementary acquisition, we may need to access the equity or debt markets to raise additional funds to finance acquisitions or otherwise on a strategic basis. There can be no assurance that such capital will be available at all or on reasonable terms, which could adversely affect our future operations and business strategy.

The following table and summaries below provide cash flow data for each of the periods presented:

	Six Months Ended
	June 30,
	2019	2018
Net cash provided by operating activities	$66,750	$66,652
Net cash used in investing activities	(13,531)	(12,608)
Net cash used in financing activities	(56,933)	(130,935)
Net decrease in cash and cash equivalents	$(3,714)	$(76,891)

Cash Flows from Operating Activities

Cash flows from operating activities consists of net loss, adjusted for noncash items, and changes in various working capital items, including accounts receivable, inventories, accounts payable and other assets/liabilities.

The $98 increase in cash provided by operating activities for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 was due to a $33,362 change in net working capital flows primarily due to concentrated efforts to manage and reduce inventory levels and increased payables as a result of timing of payment due dates, offset by a $169,349 increase in net loss primarily due to non-cash impairment charges of goodwill of $122,891 and certain definite-lived intangible assets of $17,979, and a $4,785 decrease in non-cash adjustments to net loss.

Cash Flows from Investing Activities

Our primary investing activities consisted of labor and other costs associated with capitalized software for internal use, capital expenditures to purchase computer equipment, software, furniture and fixtures, as well as building improvements to support the expansion of our infrastructure and workforce. As our business grows, our capital expenditures and our investment activity may continue to increase. As costs related to the implementation of our new specialty pharmacy software platform begin to wind down, we expect our capital expenditures to decrease in the long-term.

The $923 increase in cash used in investing activities during the six months ended June 30, 2019 compared to the six months ended June 30, 2018 was primarily related to cash used in the ongoing implementation of a new specialty pharmacy software platform with more costs being incurred on that project in the prior year period.

Cash Flows from Financing Activities

Our primary financing activities consisted of debt borrowings and repayments, payment of debt issuance costs and proceeds from stock option exercises.

The $74,002 decrease in cash used in financing activities during the six months ended June 30, 2019 as compared to the six months ended June 30, 2018 was primarily related to a voluntary prepayment of $74,000 on our Term Loan B in 2018.

Debt

The Company has a credit agreement with JP Morgan Chase Bank, N.A., and Capital One, National Association, that provides for a $250,000 (prior to amendment, see next page) revolving line of credit and a $150,000 Term Loan A and $400,000 Term Loan B (“credit facility”). The credit agreement also provides for issuances of letters of credit of up to $10,000 and swingline loans up to $20,000. The revolving line of credit and Term Loan A mature on December 20, 2022 and Term Loan B matures on December 20, 2024.

Interest on the revolving line of credit and Term Loan A is accrued at a rate equal to (i) the monthly LIBOR rate plus an applicable margin or, (ii) a base rate that is the highest of the U.S. prime rate, federal funds rate (plus ½ of 1 percent) and

LIBOR (plus 1 percent), at our option. The applicable margin is adjusted quarterly based on our leverage ratio. At June 30, 2019, the applicable margin was 2.50 percent for LIBOR loans and 1.50 percent for base rate loans.

Interest on the Term Loan B is accrued similarly to Term Loan A, except the applicable margin is fixed at 4.50 percent for LIBOR loans and 3.50 percent for base rate loans. The Term Loan A and Term Loan B interest rates were 4.66 percent and 6.91 percent, respectively, at June 30, 2019 and 4.78 percent and 7.03 percent, respectively, at December 31, 2018. The interest rate on the revolving line of credit was 4.74 percent and 5.19 percent at June 30, 2019 and December 31, 2018, respectively. We are charged a monthly unused commitment fee ranging from 0.3 percent to 0.4 percent on the average unused daily balance on our $250,000 revolving line of credit.

Our weighted average borrowings on the revolving line of credit was $130,573 and $152,229 and maximum borrowings on the revolving line of credit was $157,000 and $188,250 during the three months ended June 30, 2019 and 2018, respectively. We had $125,000 and $73,700 available to borrow on our revolving line of credit at June 30, 2019 and December 31, 2018, respectively. We had $458,750 and $464,500 in outstanding term loans as of June 30, 2019 and December 31, 2018, respectively. We also had $125,000 and $176,300 outstanding on our revolving line of credit as of June 30, 2019 and December 31, 2018, respectively.

The Term Loan A and Term Loan B requires quarterly principal payments of $1,875 and $1,000, plus accrued interest, respectively. During 2018, the Company made a voluntary prepayment of $74,000 on the Term Loan B.

Our credit facility contains certain financial and non-financial covenants. We were in compliance with all such covenants as of June 30, 2019. On July 19, 2019, the Company agreed to a First Amendment to Credit Agreement with JP Morgan Cash Bank, N.A. and Capital One, National Association. Effective August 6, 2019, this First Amendment to Credit Agreement amended and restated our covenants for the total net leverage ratio and the interest coverage ratio beginning on September 30, 2019 through December 31, 2020 as well as permanently reducing our revolving line of credit from $250,000 to $200,000.

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

During the six months ended June 30, 2019, there were no significant changes to our critical accounting policies and use of estimates, which are disclosed in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2018.

Recently Issued Accounting Guidance

Refer to Note 2, New Accounting Standards, to our unaudited Condensed Consolidated Financial Statements included in Item 1. Financial Statements, for a discussion of recently issued accounting guidance and related impact on our financial condition and results of operations.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Our operations are solely in the United States of America (“U.S.”) and U.S. Territories and are exposed to market risks in the ordinary course of our business, which consists of interest rate risk. We are exposed to interest rate fluctuations with regard to future issuances of fixed-rate debt, and existing and future issuances of floating-rate debt. Primary exposures include the LIBOR, the Federal Funds Effective Rate, the Overnight Bank Funding Rate and our administrative agent’s prime rate in effect at its principal office in New York City related to debt outstanding under our credit facility. A 100-basis point change in 2019 interest rates would have changed our pre-tax loss for the three months ended June 30, 2019 by approximately $5,900.

In an effort to manage our exposure to interest rate fluctuations, in 2018, we became a party to two pay-fixed and receive-floating interest rate swaps, which were effective on March 29, 2019 and terminate on March 31, 2022. The combined notional amount of the interest rate swaps was $290,600 at June 30, 2019.

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

Our management, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) as of June 30, 2019. Based on these evaluations, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures required by paragraph (b) of Rule 13a-15 or 15d-15 were not effective as of June 30, 2019.

Notwithstanding the identified material weakness, our management has concluded that the Condensed Consolidated Financial Statements included in this quarterly report on Form 10-Q, fairly presents, in all material respects, our financial position, results of operations, cash flows, and changes in shareholders’ equity in accordance with U.S. GAAP.

Remediation Plan

Management is actively implementing a remediation plan to ensure that deficiencies contributing to the material weakness are remediated such that these controls will operate effectively, which includes enhancement of the management review controls over revenue reconciliations and monitoring of client performance. The remediation actions we are taking also include: (i) assessing management resources in various departments, including finance and accounting, at LDI and NPS to ensure there is an appropriate level of knowledge, experience and training as well as the appropriate reporting structure to establish and maintain adequate internal control over financial reporting; and (ii) enhancement of the LDI and NPS quality assurance review process over initial contract pricing setup and ongoing changes. We have also engaged a consultant to assist in the remediation process and implementation of internal controls.

We believe that these actions, and the improvements we expect to achieve as a result, will effectively remediate the material weakness. However, until the remediated controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively, the material weakness in our internal control over financial reporting and disclosure controls and procedures will not be considered remediated. We are targeting completion of the remediation of this material weakness by the end of 2019, but we believe there is a possibility that we will need additional time in 2020.

Changes in Internal Control over Financial Reporting

We continue to implement internal controls in conjunction with our remediation plan as described above. There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the three months ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

(Dollars in thousands)

On November 10, 2016, a putative class action complaint was filed in the U.S. District Court for the Eastern District of Michigan against Diplomat Pharmacy, Inc. and certain former officers of the Company. Following the appointment of lead plaintiffs and lead counsel, an amended complaint was filed on April 11, 2017. The amended complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 in connection with public filings made between February 29, 2016 and November 3, 2016 (the “potential class period”). The plaintiffs seek to represent a class of shareholders who purchased stock in the potential class period. The complaint seeks unspecified monetary damages and other relief. The Company filed a motion to dismiss the amended complaint on May 26, 2017. The court issued orders denying the Company’s motion to dismiss on January 19, 2018 and the Company’s motion for reconsideration of its motion to dismiss on August 9, 2018. The parties reached an agreement-in-principle on April 22, 2019 to resolve the litigation for a payment of $14,100 which is fully covered by the Company’s insurance policies. The court preliminarily approved the settlement on May 7, 2019, and a final settlement approval hearing is scheduled for August 20, 2019. If approved by the court, the settlement, given it is covered by the Company’s insurance policies, would not have a material impact on the Company’s results of operations, financial condition or cash flows. The Company has recorded the gross up ($14,100 insurance receivable in “Prepaid insurance and other current assets” and a $14,100 accrued liability included in “Accrued expenses – other”) of this settlement in the condensed consolidated balance sheet as of June 30, 2019.

On February 10, 2017, the Company’s Board of Directors received a demand letter from a purported shareholder containing allegations similar to those contained in the putative class action complaint described above. The letter demanded that the Board of Directors take action to remedy the alleged violations. In response, the Board of Directors established a Special Independent Committee of its disinterested and independent members to investigate the claims. Subsequently, on June 2, 2017, the shareholder filed a putative shareholder’s derivative lawsuit in the Michigan Circuit Court for the County of Genesee regarding the same matters alleged in the demand letter. The complaint named the Company as a nominal defendant and named a number of the Company’s current and former officers and directors as defendants. The complaint sought unspecified monetary damages and other relief. On February 6, 2019, the parties reached an agreement-in-principle to settle the action. On June 17, 2019, the court held the final settlement approval hearing and approved the settlement. The settlement did not have a material impact on the Company’s results of operations, financial condition or cash flows and was covered by the Company’s insurance policies.

On February 24, 2019 and March 6, 2019, in the U.S. District Court for the Central District of California and on March 12, 2019 in the U.S. District Court for the Northern District of Illinois, putative class actions complaints were filed against Diplomat Pharmacy, Inc. and certain current and former officers of the Company. The complaints alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 in connection with public filings made between February 26, 2018 and February 21, 2019 (the “potential class period”). The plaintiffs each sought to represent a class of shareholders who purchased stock in the potential class period. The complaints sought unspecified monetary damages and other relief. The cases were subsequently transferred and consolidated into a single proceeding in the Northern District of Illinois. The court appointed a lead plaintiff and lead counsel on July 19, 2019, and the lead plaintiff has sought leave until September 17, 2019 to file an amended complaint. The Company believes the complaints and allegations to be without merit and intends to vigorously defend itself against the action. The Company is unable at this time to determine whether the outcome of the litigation would have a material impact on its results of operations, financial condition or cash flows.

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

ITEM 1A. RISK FACTORS

For information regarding factors that could impact our business, results of operations and financial condition, see the risk factors that were disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018. The following risk factor updates the risk factors disclosed in the Company's 2018 Annual Report on Form 10-K.

Our review of strategic alternatives may result in significant transaction expenses and unexpected liabilities and could adversely impact our business and our stock price.

On August 9, 2019, the Company announced that, at the direction of its Board of Directors, it is reviewing strategic alternatives focused on maximizing shareholder value. The strategic alternatives expected to be considered include, but are not limited to, a sale or merger of the Company, continuing to pursue value-enhancing initiatives as a standalone company, capital structure changes, or the sale or other disposition of certain of the Company’s businesses or assets. There can be no assurance that this process will result in the approval or completion of any particular strategic alternative or transaction in the future or that any such strategic alternative or transaction, if approved or completed, will yield additional shareholder value.  The Board and the Company may determine to suspend or terminate the review of strategic alternatives at any time due to various factors. In addition, the review of strategic alternatives is dependent upon a number of factors that may be beyond our control, including among other factors, market conditions, industry trends, regulatory limitations, the interest of third parties in our business and the availability of financing to potential buyers on reasonable terms.

Further, the process of exploring, reviewing and pursuing strategic alternatives, the public announcement of such process or any decision or transaction resulting from such process could adversely impact our business and our stock price. We may devote a significant amount of time and resources to identifying, evaluating and pursuing potential strategic alternatives, which could result in the diversion of management’s attention from our existing businesses and focus on our current strategy. In connection with the review and pursuit of strategic alternatives, we may incur significant transaction expenses (including equity compensation, severance pay and legal, accounting and financial advisory fees); fail to retain or attract key personnel; and fail to strengthen or maintain our business and relationships with our vendors, clients or customers.  As a result, we may fail to achieve financial or operating objectives, which may have a material adverse effect on our business and our stock price.

We do not intend to disclose developments or provide updates on the progress or status of our review of strategic alternatives unless and until required or when the Company determines appropriate. As such, perceived uncertainties related to the future of the Company and speculation regarding the review of strategic alternatives and related developments may result in the loss of potential business opportunities and may make it more difficult for us to attract and retain key personnel and business partners or cause our stock price to fluctuate significantly.

The specialty pharmacy and PBM industries are highly litigious, and our review of strategic alternatives may heighten our exposure to potential litigation in connection with this process and effecting any transaction or strategic alternative.

ITEM 6.EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit / Appendix Number	Filing Date

10.1*†	Form of Modified Restricted Stock Unit Award Agreement (Performance-Based) Sign-On Inducement Equity Award	X

31.1	Section 302 Certification — CEO	X

31.2	Section 302 Certification — CFO	X

32.1**	Section 906 Certification — CEO	X

32.2**	Section 906 Certification — CFO	X

101.INS	XBRL Instance Document [the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document]	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase	X

101.LAB	XBRL Taxonomy Extension Label Linkbase	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

104	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X

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

†

Certain portions of this exhibit have been omitted as the Registrant has determined (i) the omitted information is not material and (ii) the omitted information would likely cause harm to the Registrant if publicly disclosed.

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

Date: August 9, 2019