Form 10-Q
period 2019-09-30
Diplomat Pharmacy, Inc.
filed 2019-11-12
CIK 1610092

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

As of November 8, 2019, there were 75,973,963 outstanding shares of the registrant’s no par value common stock.

DIPLOMAT PHARMACY, INC.

Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DIPLOMAT PHARMACY, INC.

Condensed Consolidated Balance Sheets (Unaudited)

(Dollars in thousands)

	September 30,	December 31,
	2019	2018
ASSETS
Current assets:
Cash and equivalents	$8,420	$9,485
Receivables, net	338,321	326,602
Inventories	181,401	210,573
Prepaid expenses and other current assets	14,035	9,596
Total current assets	542,177	556,256

Property and equipment	54,462	55,929
Accumulated depreciation	(26,258)	(21,404)
Property and equipment, net	28,204	34,525
Capitalized software for internal use, net	28,899	30,506
Operating lease right-of-use assets	26,863	—
Goodwill	371,569	609,592
Definite-lived intangible assets, net	155,798	240,810
Assets held for sale	3,642	—
Other noncurrent assets	5,451	4,670
Total assets	$1,162,603	$1,476,359

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$368,410	$308,084
Rebates payable to PBM customers	23,459	23,264
Borrowings on revolving line of credit	105,000	176,300
Current portion of long-term debt	443,324	11,500
Current portion of operating lease liabilities	4,566	—
Accrued expenses:
Compensation and benefits	13,481	13,348
Contingent consideration	5,523	5,075
Other	27,779	21,014
Total current liabilities	991,542	558,585

Long-term debt, less current portion	—	438,369
Noncurrent operating lease liabilities	23,538	—
Deferred income taxes	1,459	2,781
Contingent consideration	4,948	1,820
Derivative liability	10,084	4,292
Deferred gain	—	5,175
Other	—	253
Total liabilities	1,031,571	1,011,275

Shareholders’ equity:
Preferred stock (10,000,000 shares authorized; none issued and outstanding)	—	—
Common stock (no par value; 590,000,000 shares authorized; 75,973,963 and 74,474,677 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively)	641,557	629,411
Additional paid-in capital	55,529	50,544
Accumulated deficit	(555,970)	(210,579)
Accumulated other comprehensive loss	(10,084)	(4,292)
Total shareholders' equity	131,032	465,084
Total liabilities and shareholders' equity	$1,162,603	$1,476,359

See Accompanying Notes to Condensed Consolidated Financial Statements.

DIPLOMAT PHARMACY, INC.

Condensed Consolidated Statements of Comprehensive (Loss) Income (Unaudited)

(Dollars in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net sales	$1,301,197	$1,373,334	$3,845,629	$4,131,896
Cost of sales	(1,237,812)	(1,279,976)	(3,630,297)	(3,849,743)
Gross profit	63,385	93,358	215,332	282,153
Selling, general and administrative expenses	(74,993)	(83,419)	(238,677)	(255,705)
Goodwill impairments	(122,076)	—	(244,967)	—
Impairments of definite-lived intangible assets	(34,173)	—	(52,152)	—
(Loss) income from operations	(167,857)	9,939	(320,464)	26,448
Other (expense) income:
Interest expense	(11,659)	(10,179)	(32,044)	(30,998)
Impairment of non-consolidated entities	—	(286)	—	(329)
Other	149	574	431	1,385
Total other expense	(11,510)	(9,891)	(31,613)	(29,942)
(Loss) income before income taxes	(179,367)	48	(352,077)	(3,494)
Income tax benefit (expense)	2,087	121	1,034	(750)
Net (loss) income	$(177,280)	$169	$(351,043)	$(4,244)

Other comprehensive (loss) income, net of tax	(307)	918	(5,792)	(44)
Total comprehensive (loss) income	$(177,587)	$1,087	$(356,835)	$(4,288)

(Loss) income per common share, basic and diluted	$(2.35)	$0.00	$(4.69)	$(0.06)

Weighted average common shares outstanding
Basic	75,509,088	74,386,386	74,904,776	74,181,869
Diluted	75,509,088	74,741,511	74,904,776	74,181,869

See Accompanying Notes to Condensed Consolidated Financial Statements.

DIPLOMAT PHARMACY, INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

(Dollars in thousands) ollars in thousands)
	Nine Months Ended
	September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(351,043)	$(4,244)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	58,518	72,547
Goodwill impairments	244,967	—
Impairments of definite-lived intangible assets	52,152	—
Insurance proceeds received on settlement of claim	(14,100)	—
Payment on settlement of claim	14,100	—
Share-based compensation expense	12,632	15,771
Net provision for doubtful accounts	9,090	5,862
Write-off of debt issuance costs	731	—
Amortization of debt issuance costs	3,101	3,703
Write-down on assets held for sale to net realizable value	1,654	—
Changes in fair value of contingent consideration	49	2,419
Contingent consideration payments	(1,298)	(3,181)
Deferred income tax benefit	(1,322)	(2,034)
Impairment of non-consolidated entities	—	329
Other	(7)	(43)
Changes in operating assets and liabilities, net of business acquisition
Accounts receivable	(13,871)	(31,090)
Inventories	29,668	36,717
Accounts payable	57,759	(73,227)
Rebates payable	195	1,209
Other assets and liabilities	5,070	8,469
Net cash provided by operating activities	108,045	33,207

Cash flows from investing activities:
Expenditures for property and equipment	(3,961)	(7,880)
Expenditures for capitalized software for internal use	(14,050)	(8,736)
Payments to acquire businesses, net of cash acquired	(7,048)	(1,139)
Other	22	46
Net cash used in investing activities	(25,037)	(17,709)

Cash flows from financing activities:
Net payments on revolving line of credit	(71,300)	(10,000)
Payments on long term debt	(8,625)	(82,625)
Payments of debt issuance costs	(2,471)	(821)
Proceeds from issuance of stock upon stock option exercises	600	3,999
Contingent consideration payments	(2,277)	(2,088)
Net cash used in financing activities	(84,073)	(91,535)
Net decrease in cash and equivalents	(1,065)	(76,037)
Cash and equivalents at beginning of period	9,485	84,251
Cash and equivalents at end of period	$8,420	$8,214

Supplemental disclosures of cash flow information:
Cash paid for interest	$28,212	$27,707
Cash paid for income taxes	$2,354	$2,142
Noncash investing and financing activities:
Right-of-use assets obtained in exchange for new operating lease liabilities	$2,101	$—

See Accompanying Notes to Condensed Consolidated Financial Statements.

DIPLOMAT PHARMACY, INC.

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

(Dollars in thousands)

				Retained	Accumulated
			Additional	Earnings	Other	Total
	Common Stock		Paid-In	(Accumulated	Comprehensive	Shareholders'
	Shares	Amount	Capital	Deficit)	Loss	Equity

Balance at January 1, 2018	73,871,424	$619,235	$38,450	$91,816	$—	$749,501
Cumulative effect adjustment, revenue recognition standard	—	—	—	(126)	—	(126)
Net loss	—	—	—	(450)	—	(450)
Stock issued upon stock option exercises	200,677	2,461	(552)	—	—	1,909
Share-based compensation	—	—	3,161	—	—	3,161
Stock issued upon vesting of restricted stock units	10,705	157	(157)	—	—	—
Balance at March 31, 2018	74,082,806	621,853	40,902	91,240	—	753,995
Net loss	—	—	—	(3,964)	—	(3,964)
Stock issued upon stock option exercises	129,722	1,831	(389)	—	—	1,442
Share-based compensation	—	—	6,961	—	—	6,961
Stock issued upon vesting of restricted stock units	47,683	1,109	(1,109)	—	—	—
Restricted stock award activity	21,924	561	(561)	—	—	—
Other comprehensive loss, net of tax	—	—	—	—	(962)	(962)
Balance at June 30, 2018	74,282,135	625,354	45,804	87,276	(962)	757,472
Net income	—	—	—	169	—	169
Stock issued upon stock option exercises	41,420	896	(248)	—	—	648
Share-based compensation	—	—	5,649	—	—	5,649
Stock issued upon vesting of restricted stock units	124,875	3,033	(3,033)	—	—	—
Other comprehensive income, net of tax	—	—	—	—	918	918
Balance at September 30, 2018	74,448,430	$629,283	$48,172	$87,445	$(44)	$764,856

Balance at January 1, 2019	74,474,677	$629,411	$50,544	$(210,579)	$(4,292)	$465,084
Cumulative effect adjustment, leasing standard (Notes 2 and 14)	—	—	—	5,652	—	5,652
Net loss	—	—	—	(14,301)	—	(14,301)
Share-based compensation	—	—	3,572	—	—	3,572
Stock issued upon vesting of restricted stock units	244,948	4,766	(4,766)	—	—	—
Restricted stock award activity	(5,929)	37	(37)	—	—	—
Other comprehensive loss, net of tax	—	—	—	—	(2,127)	(2,127)
Balance at March 31, 2019	74,713,696	634,214	49,313	(219,228)	(6,419)	457,880
Net loss	—	—	—	(159,462)	—	(159,462)
Stock issued upon stock option exercises	27,313	148	(30)	—	—	118
Share-based compensation	—	—	4,283	—	—	4,283
Stock issued upon vesting of restricted stock units	65,988	1,544	(1,544)	—	—	—
Restricted stock award activity	186,969	425	(425)	—	—	—
Other comprehensive loss, net of tax	—	—	—	—	(3,358)	(3,358)
Balance at June 30, 2019	74,993,966	636,331	51,597	(378,690)	(9,777)	299,461
Net loss	—	—	—	(177,280)	—	(177,280)
Issuance of shares of common stock as consideration for InTouch Pharmacy LLC acquisition (Note 4)	836,431	3,899	—	—	—	3,899
Stock issued upon stock option exercises	104,653	582	(100)	—	—	482
Share-based compensation	—	—	4,777	—	—	4,777
Stock issued upon vesting of restricted stock units	38,913	745	(745)	—	—	—
Other comprehensive loss, net of tax	—	—	—	—	(307)	(307)
Balance at September 30, 2019	75,973,963	$641,557	$55,529	$(555,970)	$(10,084)	$131,032

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

Basis of Presentation

Liquidity and Going Concern

Beginning in latter half of 2018, the Company began experiencing operating results below expectations and deteriorating forecasts for future revenue growth.  Competitive challenges in its core specialty pharmacy business, impact of continued customer contract losses in the PBM business, and uncertainties and challenges facing the health care industry continue to create increasing headwinds for the Company’s operating results.

The continued availability of funding under our credit agreement is contingent on compliance with, among other things, certain financial debt covenants consisting of a total net leverage ratio and interest coverage ratio.  Effective August 2019, the Company amended the terms of its credit facility, in particular these specific ratios, which made these debt covenants less restrictive for the period September 30, 2019 through December 31, 2020, but thereafter returns to the originally agreed upon ratios.  The Company has been monitoring and evaluating the impact of these changes and originally expected to be in compliance with the amended covenants but it has determined, given recent operating results and deteriorated forecasts, that it is probable that the Company will be in violation of these covenants at December 31, 2019. If we were to violate our covenants, our lenders would have the right to terminate funding of our credit facility, accelerate our indebtedness (under the revolving credit facility and term loans), or foreclose on our assets.  While we believe that we would be able to obtain waivers for any such breach of covenants to prevent an acceleration of the outstanding indebtedness, the Company cannot conclude with certainty that it will have the ability to restructure its credit agreement, obtain necessary waivers or negotiate less restrictive debt covenants with its lenders. If the covenant violations are not waived and our access to the credit facility is terminated or the indebtedness thereunder is accelerated,  the Company may be unable to repay the obligations due under the credit agreement which would have a material adverse impact on the Company’s liquidity and business.  Accordingly, management’s assessment indicates, due to these conditions, there is uncertainty regarding the Company’s ability to maintain liquidity sufficient to operate its business effectively, which raises substantial doubt as to the Company’s ability to continue as a going concern within one year after the date that these consolidated financial statements were filed.

The Company’s operations are funded primarily through cash generated from operations, cash and equivalents on hand, and available borrowings under its revolving credit facility. As of September 30, 2019, the Company had $8.4 million in cash and equivalents, $105 million in borrowings under its revolving credit facility and $456 million outstanding under its

DIPLOMAT PHARMACY, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except per share amounts) (continued)

term loans. At September 30, 2019, the Company had $95 million of available borrowing capacity under its revolving line of credit.  For the nine months ended September 30, 2019, the Company generated $108 million of cash from operations.

The Company is reviewing strategic alternatives related to its future business operations which include, but are not limited to, a sale or merger of the Company, pursuing value enhancing initiatives or undertaking structural changes as a standalone company, or the sale or disposition of certain of the Company’s business or assets.  Additionally, the Company plans to work with its lenders to amend the credit agreement and continue to pursue cost-cutting initiatives.  However, given many of the mitigating plans are reliant on third parties and therefore outside the Company’s control, it is not considered probable that any of these alternatives will be effectively implemented in the near term.  Therefore, these plans do not mitigate the substantial doubt raised surrounding the Company’s ability to continue as a going concern.

Unaudited Condensed Consolidated Financial Statements

The condensed consolidated balance sheet as of September 30, 2019, and the condensed consolidated statements of comprehensive loss, changes in shareholders’ equity and cash flows for the three and nine months ended September 30, 2019 and 2018 are unaudited.  These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments of a normal recurring nature necessary for a fair presentation of the financial position, results of operations, cash flows and changes in shareholders’ equity for the periods presented. The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019 or for any future annual or interim period. The consolidated balance sheet at December 31, 2018 included herein was derived from the audited financial statements as of that date.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

(Dollars in thousands, except per share amounts) (continued)

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

The Company has recorded operating lease right-of-use assets and operating lease liabilities in its condensed consolidated balance sheet at September 30, 2019. The lessors’ rate implicit in the operating leases was not available to the Company and was not determinable from the terms of the lease.  Therefore, the Company used its incremental borrowing rate to determine the present value of the future lease payments. The incremental borrowing rates were not observable and therefore, the rates were estimated primarily using a methodology dependent on the Company’s financial condition, creditworthiness, and availability of certain observable data.  In particular, the Company considered its actual cost of borrowing for collateralized loans and its credit rating, along with the corporate bond yield curve in estimating its incremental borrowing rates. These estimated incremental borrowing rates were applied to future lease payments to determine the present value of the operating lease liability for each lease.

The new standard did not have a significant impact on the timing or measurement of lease expense in the condensed consolidated statements of comprehensive (loss) income and had no impact on the condensed consolidated statements of cash flows for the nine months ended September 30, 2019. As noted above, the comparative prior period information for the nine months ended September 30, 2018 has not been adjusted and continues to be reported under the Company’s historical lease recognition policies under ASC Topic 840, Leases.

The disclosure requirements of Topic 842 are included within Note 14, Leases.

Accounting Standards Issued But Not Yet Adopted

Credit Losses

In September 2016, the Financial Accounting Standards Board issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which is intended to improve financial reporting by requiring the recording of credit losses on financial assets, including receivables, on a more timely basis. The guidance will replace the current incurred loss accounting model with an expected loss approach. The new methodology requires an entity to estimate the credit losses expected over the life of an exposure based on historical experience, current conditions, and reasonable and supportable forecasts. The guidance requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses. ASU No. 2016-13 is effective for annual periods and interim periods within those annual periods, beginning after December 15, 2019. The effect of adoption of the standard is required as an adjustment to the opening balance of retained earnings as of the beginning of the first reporting period in which ASU No. 2016-13 is effective.   The Company is currently evaluating the impact of the adoption of this accounting standard and has not yet determined the magnitude of any such one-time adjustment or the overall impact of ASU No. 2016-13 on its consolidated financial statements.

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Diplomat Pharmacy, Inc., and its wholly owned subsidiaries.

DIPLOMAT PHARMACY, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except per share amounts) (continued)

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

Receivables, net

Receivables, net consisted of the following:

	September 30,	December 31,
	2019	2018
Trade receivables, net of allowances of $(31,344) and $(25,342), respectively	$329,141	$299,407
Rebate receivables	6,450	22,375
Other receivables	2,730	4,820
	$338,321	$326,602

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

Inventories

Inventories consist of prescription and over-the-counter medications and are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method. Prescription medications are returnable to the Company’s vendors and fully refundable before nine months of expiration, and any remaining expired medication is relieved from inventory on a quarterly basis.

4. ACQUISITION OF INTOUCH PHARMACY LLC

On July 22, 2019, the Company acquired all of the outstanding equity interests of InTouch Pharmacy LLC (“InTouch”), a national specialty home infusion pharmacy based in Atlanta, Georgia with two additional locations in Tennessee and South Carolina. The Company accounted for the acquisition using the acquisition method.  The results of operations of InTouch are included in the condensed consolidated financial statements from the acquisition date.

The assets acquired and liabilities assumed in the InTouch acquisition, including identifiable intangible assets, were based on their estimated fair values as of the acquisition date.  The excess of the purchase price over the estimated fair value of the net tangible and identifiable intangible assets acquired was recorded as goodwill.  The allocation of the purchase price requires management to make significant estimates in determining the fair values of assets acquired and liabilities assumed, specifically related to identifiable intangible assets. These estimates are preliminary and subject to change primarily due to the fair values of the acquired identifiable intangibles assets of $6,660 and the contingent consideration arrangement of $7,102 are provisional pending receipt of the final valuations for those assets and information to finalize the opening

DIPLOMAT PHARMACY, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except per share amounts) (continued)

working capital adjustments is not yet available. The following table summarizes the consideration transferred to acquire InTouch:

Cash	$7,491
Restricted common stock (836,431 shares)	3,899
Contingent consideration at fair value	7,102
$18,492

The fair value of the 836,431 restricted common shares issued as part of the consideration paid at closing, in accordance with the purchase agreement, was determined using a per share closing price of the Company’s common stock on the acquisition date ($5.18) and multiplied by 90 percent to account for the restricted nature of the shares.

The purchase price includes a contingent consideration arrangement that requires the Company to pay the former owners additional cash payouts of up to $8,000 if certain gross profit targets, as defined in the arrangement, are met in each of the next three years. The Company recorded an estimated liability equal to the fair value of the contingent consideration obligation of $7,102 as of the acquisition date.  The estimated fair value of the contingent consideration obligation was determined using a probability weighted discounted cash flow model. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurements.

The Company incurred acquisition related costs of $174 which were charged to Selling, general and administrative expenses during the three months ended September 30, 2019.

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the acquisition date:

Cash	$443
Receivables	6,939
Inventories	496
Other current assets	40
Definite-lived intangibles assets	6,660
Other noncurrent assets	24
Accounts payable	(2,567)
Accrued expenses - compensation and benefits	(625)
Total identifiable net assets	11,410
Goodwill	7,082
$18,492

The estimated fair value of the definite-lived intangible assets that were acquired and their respective useful lives are as follows:

	Useful
	Life	Amount
Patient relationships	8 years	$4,400
Non-compete employment agreements	5 years	260
Trade names and trademarks	5 years	2,000
		$6,660

DIPLOMAT PHARMACY, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except per share amounts) (continued)

The estimated fair value of the accounts receivable acquired is $6,939, with the gross contractual amount being $7,695. The Company expects $756 to be uncollectible.

The unaudited pro forma operating results have not been presented since the effect of the InTouch acquisition was not significant to the condensed consolidated financial statements.

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

The following table presents the placement in the fair value hierarchy of liabilities that are measured and disclosed at fair value on a recurring basis:

	Asset /	Valuation	Valuation
	(Liability)	Level 2	Level 3	Technique
September 30, 2019:
Contingent consideration	$(10,471)	$—	$(10,471)	C
Interest rate swaps (Note 8)	(10,084)	(10,084)	—	A

December 31, 2018:
Contingent consideration	$(6,895)	$—	$(6,895)	C
Interest rate swaps (Note 8)	(4,292)	(4,292)	—	A

DIPLOMAT PHARMACY, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except per share amounts) (continued)

The following table sets forth the change in contingent consideration (Level 3 measurements) for the nine months ended September 30, 2019:

Contingent
Consideration
Balance at January 1, 2019	$(6,895)
InTouch Acquisition	(7,102)
Change in fair value	(49)
Payments	3,575
Balance at September 30, 2019	$(10,471)

The carrying amount of the Company’s debt approximates fair value due to variable interest rates at customary terms and rates the Company could obtain in current financing.

6. GOODWILL AND DEFINITE-LIVED INTANGIBLE ASSETS

Goodwill

Goodwill is not amortized but it is reviewed for impairment annually in the fourth quarter of each year using data as of December 31 of that year, or more frequently if facts or circumstances indicate that the carrying value of a reporting unit’s goodwill may not be recoverable.  The Company has three reporting units – Diplomat Specialty Pharmacy (“DSP”) and Diplomat Specialty Infusion Group (“DSIG”), which are within the Specialty segment, and PBM. The following table sets forth the changes in the carrying amount of goodwill and accumulated impairment losses, by segment, for the nine months ended September 30, 2019:

	Specialty	PBM(a)	Total
Balance at January 1, 2019
Goodwill	$386,436	$448,122	$834,558
Accumulated impairment losses	(45,776)	(179,190)	(224,966)
	340,660	268,932	609,592
Goodwill acquired with InTouch acquisition	7,082	—	7,082
Impairment losses (second quarter)	(68,218)	(54,673)	(122,891)
Impairment losses (third quarter)	—	(122,076)	(122,076)
Other	—	(138)	(138)
Balance at September 30, 2019
Goodwill	393,518	447,984	841,502
Accumulated impairment losses	(113,994)	(355,939)	(469,933)
	$279,524	$92,045	$371,569

(a)	The goodwill in the PBM segment was recorded as a result of two separately acquired entities (i) Pharmaceutical Technologies, Inc. d/b/a National Pharmaceutical Services, acquired in November 27, 2017, and (ii) LDI Holding Company, LLC, acquired December 20, 2017.

The Company determined, due to lower than expected second quarter of 2019 results and the resulting negative impact on future forecasts, that there was an indication of impairment for the Specialty and PBM segments and, as a result, tested goodwill, at the reporting unit level, in the interim period at June 30, 2019. The impairment test consists of comparing the reporting unit’s fair value to its carrying value. Based on the interim impairment test as of June 30, 2019, the Company determined that the fair value of DSP reporting unit and PBM reporting unit were less than their respective carrying value. As a result, in the second quarter of 2019, the Company recorded total goodwill impairment charges of $122,891 and impairments to definite-lived intangible assets of $17,979.

DIPLOMAT PHARMACY, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except per share amounts) (continued)

For the DSP reporting unit, as of and for the second quarter of 2019, the Company experienced lower than expected results, which had impacted the outlook for the remainder of 2019 and into 2020. The lowered outlook for the DSP reporting unit included slower than anticipated brand to generic conversions and delays in the release of generic versions of certain drugs which tend to provide higher margin contribution. Additionally, anticipated cost savings were running behind forecast primarily due to delays in the implementation of ScriptMed, our new specialty operating platform, which we deliberately slowed to minimize any disruptive impact of the transition to providers and patients. While the previous outlook assumed additional investment in the Company’s payor sales team which would have resulted in new business opportunities that would offset anticipated negative impacts to volume, the Company saw limited impacts from this investment on 2019 results through June 30, 2019. Lastly, while it was believed the business environment would stabilize, the Company continued to see volumes in the DSP reporting unit business being negatively impacted by member channel management and increased competition from larger, vertically-integrated peers and a reimbursement environment in specialty pharmacy that was driving continued downward pressure on margins. As such, these conditions resulted in downward revisions of the forecasts on current and future projected earnings and cash flows from the DSP reporting unit. During the second quarter of 2019, the Company recorded a goodwill impairment in the Specialty segment of $68,218, which was allocated to the DSP reporting unit. The impairment charge is not deductible for income tax purposes.

Also, in the second quarter of 2019, the PBM business experienced lower than expected results driven by continued business losses and lower earned rebates due to drug mix and slightly lower rebate retention. These lower than expected results, and a reduced outlook in 2020 and beyond, resulted in downward revisions of the forecasts on current and future projected earnings and cash flows of the PBM reporting unit. During the second quarter of 2019, the Company recorded a goodwill impairment charge of $54,673 in the PBM segment which is not deductible for income tax purposes.

In the third quarter of 2019, the Company determined, due to downward revisions on future forecasts, there was an additional indication of impairment for the PBM segment and, as a result, tested goodwill, at the reporting unit level, in the interim period at September 30, 2019. During the third quarter of 2019, the Company recorded a goodwill impairment charge in the PBM segment of $122,076. The impairment charge resulted primarily from lower than anticipated success rate in converting potential sales opportunities into new customer contracts during the third quarter and into the fourth quarter for the upcoming 2020 calendar year contracts and continued customer contract losses impacting 2020 forecasts occurring in the third quarter beyond those anticipated at the time of our second quarter impairment assessment. An additional factor driving the impairment charge was our inability to meet certain contractual membership level requirements, which was communicated in August 2019 from one of our PBM aggregators, that resulted in a rebate penalty impacting the full year of 2019.

The estimated fair value for each of the reporting units was determined using the income approach. Fair value is determined based on the present value of estimated future cash flows, discounted at an appropriate risk-adjusted rate. Internal forecasts are used to estimate future cash flows and include an estimate of long-term growth rates based on management’s most recent views of the long-term outlook for each reporting unit. Such projections contain management’s best estimates of growth rates in revenue and costs, and future expected changes in operating margins and cash expenditures, which are based on factors including the best estimates of economic and market conditions over the projected period. The projection of estimated operating results and cash flows are discounted using a weighted average cost of capital that reflects current market conditions appropriate to each reporting unit. The discount rate is sensitive to changes in interest rates and other market rates in place at the time the assessment is performed. The discount rates used in the valuations of the reporting units as of June 30, 2019 were 10.5% for the DSP reporting unit and 11.75% for the PBM reporting unit, and 13.5% for the PBM reporting unit as of September 30, 2019.  The discount rate was increased to 13.5% for the PBM reporting unit due to the increased risk in the Company’s ability to forecast future sales volumes.

Also, the Company in connection with the goodwill impairment analyses performed as of June 30, 2019 and September 30, 2019 assessed whether the carrying amounts of the reporting units long-lived assets may not be recoverable and therefore may be impaired. To assess the recoverability at the DSP reporting unit and PBM segment asset group level, the undiscounted cash flows of the DSP and PBM businesses were analyzed over a range of potential remaining useful lives. As a result, the Company determined that certain trade names and trademarks, certain customer and physician relationships in the DSP and PBM reporting units and certain non-compete employment agreements in its DSP reporting unit were not recoverable and were impaired. During the second quarter of 2019, the Company recorded an impairment charge of

DIPLOMAT PHARMACY, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except per share amounts) (continued)

$16,772 to fully impair the remaining intangible assets in the DSP reporting unit and an impairment charge of $1,207 to further impair those intangible assets at the PBM reporting unit. During the third quarter of 2019, the Company recorded an additional impairment charge of $34,173 to further impair certain trade names and trademarks, and customer relationship intangibles in the PBM reporting unit. Refer to the additional discussion below.

Definite-lived intangible assets

Definite-lived intangible assets consisted of the following:

	September 30, 2019
	Weighted
	Average	Gross		Net
	Amortization	Carrying	Accumulated	Carrying
	Period Remaining	Amount	Amortization	Amount
Customer relationships	9.3	$52,000	$—	$52,000
Patient relationships	5.3	174,500	(81,535)	92,965
Trade names and trademarks	2.7	29,620	(25,171)	4,449
Non-compete employment agreements	1.3	51,659	(45,275)	6,384
Total definite-lived intangible assets		$307,779	$(151,981)	$155,798

	December 31, 2018
	Weighted
	Average	Gross		Net
	Amortization	Carrying	Accumulated	Carrying
	Period Remaining	Amount	Amortization	Amount
Customer relationships	9.8	$100,200	$(1,238)	$98,962
Patient relationships	5.9	170,100	(67,964)	102,136
Trade names and trademarks	1.8	30,650	(20,270)	10,380
Non-compete employment agreements	1.6	61,389	(44,100)	17,289
Physician relationships	4.8	21,700	(9,657)	12,043
Total definite-lived intangible assets		$384,039	$(143,229)	$240,810

As disclosed above, certain intangible assets, consisting of certain trade names and trademarks, certain customer and physician relationships, and certain non-compete employment agreements, were impaired in the second and third quarter of 2019. The Company performed a valuation to determine the fair values of these intangible assets and as a result, the Company recorded non-cash impairment charges of $34,173 and $52,152 in the three and nine months ended September 30, 2019, respectively. In conjunction with the valuations performed, management also reviewed the useful lives of the trade names and trademarks, and customer relationships.  As a result of the review, no significant changes were necessary to the remaining estimated useful lives.

The Company recorded amortization expense on the definite-lived intangible assets of $11,962 and $17,190 for the three months ended September 30, 2019 and 2018, respectively, and $39,520 and $51,360 for the nine months ended September 30, 2019 and 2018, respectively.

DIPLOMAT PHARMACY, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except per share amounts) (continued)

7. DEBT

Total outstanding debt consisted of the following:

	September 30,	December 31,
	2019	2018
Short-term debt, borrowings on revolving line of credit	$105,000	$176,300
Term loan notes:
Term Loan A	$136,875	$142,500
Term Loan B	319,000	322,000
Total	455,875	464,500
Unamortized debt issuance costs	(12,551)	(14,631)
Total term loan notes	443,324	449,869
Less: current portion	443,324	11,500
Long-term debt, less current portion	$—	$438,369

The Company has a credit agreement with JP Morgan Chase Bank, N.A., and Capital One, N.A. that provides for a revolving line of credit and a $150,000 Term Loan A and $400,000 Term Loan B (“credit facility”). The credit agreement also provides for issuances of letters of credit of up to $10,000 and swingline loans up to $20,000.  On July 19, 2019, the Company agreed to a first amendment to the credit facility, effective August 6, 2019, which permanently reduced the commitment on its revolving line of credit from $250,000 to $200,000. In addition, the first amendment modified the financial debt covenants for the total net leverage ratio and the interest coverage ratio for the period September 30, 2019 through December 31, 2020. The first amendment makes these financial debt covenants less restrictive during the stated period and thereafter returns to the originally agreed upon ratios. The revolving line of credit and Term Loan A mature on December 20, 2022 and Term Loan B matures on December 20, 2024.

Interest on the revolving line of credit and Term Loan A is accrued at a rate equal to (i) the monthly LIBOR plus an applicable margin or (ii) a base rate that is the highest of the U.S. prime rate, federal funds rate (plus ½ of 1 percent) and LIBOR (plus 1 percent), at the Company’s option. The applicable margin is adjusted quarterly based on the Company’s leverage ratio. At September 30, 2019, the applicable margin was 2.50 percent for LIBOR loans and 1.50 percent for base rate loans. Interest on the Term Loan B is accrued similarly to Term Loan A, except the applicable margin is fixed at 4.50 percent for LIBOR loans and 3.50 percent for base rate loans.  The Company’s Term Loan A and Term Loan B interest rates were 4.55 percent and 6.55 percent, respectively, at September 30, 2019 and 4.78 percent and 7.03 percent, respectively, at December 31, 2018. The interest rate on the revolving line of credit was 4.55 percent and 5.19 percent at September 30, 2019 and December 31, 2018, respectively. The Company is charged a monthly unused commitment fee ranging from 0.3 percent to 0.4 percent on the average unused daily balance on its $200,000 revolving line of credit.

The Company had weighted average borrowings on its revolving line of credit of $137,521 and $163,380 and maximum borrowings on its revolving line of credit of $196,300 and $231,200 during the nine months ended September 30, 2019 and 2018, respectively. The Company had $95,000 and $73,700 available to borrow on its revolving line of credit at September 30, 2019 and December 31, 2018, respectively.  The revolving line of credit-related unamortized debt issuance costs were $4,964 and $4,246 as of September 30, 2019 and December 31, 2018, respectively.  In July 2019, the Company incurred $2,346 in debt issuance costs with the first amendment and wrote-off $731 in debt issuance costs, due to the permanent reduction in the borrowing commitment under the credit facility, to interest expense.  Such debt issuance costs, are classified within “Other noncurrent assets” in the condensed consolidated balance sheets.

The Term Loan A and Term Loan B requires quarterly principal payments of $1,875 and $1,000, plus accrued interest, respectively.  During the nine months ended September 30, 2018, the Company made a voluntary prepayment of $74,000 on the Term Loan B.

The credit facility is collateralized by substantially all of the Company’s assets.  The credit facility contains covenants that requires the Company, among other things, to provide financial and other information reporting, and to provide notice upon certain events. These covenants also place restrictions on the Company’s ability to incur additional indebtedness,

DIPLOMAT PHARMACY, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except per share amounts) (continued)

pay dividends or make other distributions, redeem or repurchase capital stock, make investments and loans, and enter into certain transactions, including selling assets, engaging in mergers or acquisitions, or engaging in transactions with affiliates. The Company was in compliance with all such covenants as of September 30, 2019. Although the Company was in compliance with its financial debt covenants at September 30, 2019, it was in compliance due to the modification of the financial debt covenants that became effective in August 2019.  As disclosed in Note 1, “Description of Business and Basis of Presentation, Liquidity and Going Concern,” management believes it is probable that the Company will be in violation of the less restrictive covenants at December 31, 2019.  Therefore, the Company has classified the outstanding balance under Term Loan A and Term Loan B as of September 30, 2019 as current in the condensed consolidated balance sheet.

8.  INTEREST RATE SWAPS

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

In 2018, the Company entered into two pay-fixed and receive-floating interest rate swaps, which were effective on March 29, 2019 and terminate on March 31, 2022. The combined notional amount of the interest rate swaps was $286.1 million and $290.6 million at September 30, 2019 and December 31, 2018, respectively. At September 30, 2019 and December 31, 2018, the fair value of the interest rate swaps (derivative liability) was $10,084 and $4,292, respectively (a valuation allowance was established against the full amount of the net deferred tax benefit of $2,582 and $1,099, respectively). During the three months ended September 30, 2019 and 2018, the Company recognized other comprehensive (loss) income of $(307) and $918, respectively, and during the nine months ended September 30, 2019 and 2018, the Company recognized other comprehensive loss of $(5,792) and $(44), respectively.

9.  REVENUE

The following table disaggregates net sales by therapeutic categories for the Specialty segment and by product and service distribution channels for the PBM segment:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Specialty Segment:
Oncology	$718,859	$701,206	$2,123,574	$2,094,394
Specialty infusion	209,767	178,890	580,254	525,857
Immunology	135,740	135,397	412,268	413,948
Other	179,082	196,805	511,486	564,824
Total Specialty segment	1,243,448	1,212,298	3,627,582	3,599,023
PBM Segment:
Retail networks	48,604	126,082	173,800	417,370
Specialty pharmacy	23,156	22,470	57,323	67,784
Mail order	7,976	16,019	30,758	50,029
Other	2,764	5,362	8,849	14,965
Total PBM segment	82,500	169,933	270,730	550,148
Inter-segment eliminations	(24,751)	(8,897)	(52,683)	(17,275)
Total net sales	$1,301,197	$1,373,334	$3,845,629	$4,131,896

Rebates retained, which represents the difference between the manufacturers’ rebates earned and rebates incurred to customers, approximated (5.5%) and 22.1% of total gross profit for the three months ended September 30, 2019 and 2018,

DIPLOMAT PHARMACY, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except per share amounts) (continued)

respectively and 5.9% and 17.2% of total gross profit for the nine months ended September 30, 2019 and 2018, respectively.

Rebates retained was negatively impacted for the three and nine months ended September 30, 2019.  In the third quarter of 2019, manufacturers’ rebates earned, recorded in Cost of sales, includes an approximate $9,000 adjustment due to the Company’s inability to meet certain contractual membership level requirements in 2019, as included in the PBM aggregator’s contract, necessary to maintain contractual rebate rates.  The Company had met the membership requirements for this standard contract for the years 2017 and 2018.  At the end of the second quarter of 2019, the Company was in negotiations with the aggregator, as required by the contract, regarding contract renewals (including the potential for adjustments to rebate pricing in the future and retroactively to January 1, 2019). In late August 2019, negotiations concluded with the aggregator assessing a rebate penalty of approximately $9,000 of which approximately $6,000 related to the six months ended June 30, 2019.  The aggregator began withholding from monthly rebate payments in September and October of 2019 to recover the penalty amount.

Additionally, as of September 30, 2019, the Company recorded against Net sales, the recognition of an accrual for litigation of $3,900 relating to a rebate dispute with a terminated customer.

10.  SHARE-BASED COMPENSATION

Stock Options

A summary of the Company’s stock option activity as of and for the nine months ended September 30, 2019 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Options	Price	Life	Value
			(Years)
Outstanding at January 1, 2019	5,186,025	$18.42	8.0	$2,910
Granted	453,808	5.19
Exercised	(131,966)	4.54
Expired/cancelled	(1,732,525)	17.40
Outstanding at September 30, 2019	3,775,342	$17.57	7.6	$26

Exercisable at September 30, 2019	1,670,724	$21.25	7.1	$0

The Company recorded share-based compensation expense associated with stock options of $946 and $2,073 for the three months ended September 30, 2019 and 2018, respectively and $3,588 and $6,225 for the nine months ended September 30, 2019 and 2018, respectively. At September 30, 2019, the total compensation cost related to nonvested options not yet recognized was $7,985 which will be recognized over a weighted average period of 1.8 years, assuming all employees complete their respective service periods for vesting of the options.

The Company granted annual awards of 366,330 options under its 2014 Omnibus Incentive Plan (the “2014 Plan”) and an inducement award of 87,478 options to purchase common stock to key employees during the nine months ended September 30, 2019, which options become exercisable in installments of 33.3 percent, per year, beginning on the first anniversary of the grant date. These options have a maximum term of ten years.

Options to purchase 453,808 shares of common stock were granted during the nine months ended September 30, 2019 and have a weighted average grant date fair value of $2.53 per option. The grant date fair values of these stock option awards

DIPLOMAT PHARMACY, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except per share amounts) (continued)

were estimated using the Black Scholes-Merton option pricing model using the assumptions set forth in the following table:

Exercise price	$4.81 - $5.94
Expected volatility	49.12% - 49.47%
Expected dividend yield	0%
Risk-free rate for expected term	1.95% - 2.38%
Expected life (in years)	6.00

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

Restricted Stock Units (“RSU” or “RSUs”)

A summary of the Company’s RSU activity as of and for the nine months ended September 30, 2019 is as follows:

		Weighted
		Average
	Number	Grant Date
	of RSUs	Fair Value
Nonvested at January 1,2019	1,869,029	$21.67
Granted	5,908,924	5.30
Vested and issued	(349,849)	20.17
Cancelled /expired	(1,124,650)	19.13
Nonvested at September 30, 2019	6,303,454	$6.78

Performance Based RSUs (shares reflected at maximum earn-out potential)

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

During the second quarter of 2019, the Company granted annual awards of 1,835,000 performance-based RSUs under the 2014 Plan and 172,838 performance-based RSUs as an inducement award to key employees. These awards will be earned or forfeited based upon the Company’s performance relative to specified cumulative Adjusted EBITDA and revenue goals, as applicable, for the years ending December 31, 2019 and/or 2020, as applicable, and the completion of the service condition. The Company is currently accounting for these performance-based RSUs under the current estimate that 28.7 percent of the award shares will be earned. The Company recorded share-based compensation expense associated with

DIPLOMAT PHARMACY, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except per share amounts) (continued)

performance-based RSUs of $1,080 and $1,034 for the three months ended September 30, 2019 and 2018, respectively, and $2,154 and $1,886 for the nine months ended September 30, 2019 and 2018, respectively. At September 30, 2019, the total compensation expense related to nonvested performance-based RSUs not yet recognized, assuming 29.8 percent of the shares will be earned, was $2,947, which will be recognized over a weighted average remaining term of 1.2 years, assuming all employees also complete their respective service periods for vesting of the RSUs.

Service Based RSUs

The Company granted 2,159,377 service-based RSUs under its 2014 Plan and 243,209 service-based RSUs as inducement awards to key employees during the nine months ended September 30, 2019. The value of an RSU is determined by the market value of the Company’s common stock at the date of grant. This value is recorded as compensation expense on a straight-line basis over the vesting period, which ranges from one year to three years from grant date.

The Company recorded share-based compensation expense associated with service-based RSUs of $2,460 and $2,404 for the three months ended September 30, 2019 and 2018, respectively, and $6,258 and $7,245 for the nine months ended September 30, 2019 and 2018, respectively. At September 30, 2019, the total compensation cost related to nonvested RSUs not yet recognized was $20,762, which will be recognized over a weighted average remaining term of 2.1 years, assuming all employees complete their respective service periods for vesting of the service-based RSUs.

Restricted Stock Awards (“RSA” or RSAs”)

A summary of the Company’s RSA activity as of and for the nine months ended September 30, 2019 is as follows:

	Number	Weighted
	of Shares	Average
	Subject to	Grant Date
	Restriction	Fair Value
Nonvested at January 1, 2019	43,355	$20.91
Granted	186,969	4.51
Vested	(20,829)	22.20
Forfeited	(5,929)	21.63
Nonvested at September 30, 2019	203,566	5.69

Under the 2014 Plan, the Company issued 186,969 RSAs to non-employee directors. The value of a RSA is determined by the market value of the Company’s common stock at the date of grant. The value of a RSA is recorded as share-based compensation expense on a straight-line basis over the vesting period, which is typically one year.

The Company recorded share-based compensation expense associated with RSAs of $291 and $138 for the three months ended September 30, 2019 and 2018, respectively, and $632 and $415 for the nine months ended September 30, 2019 and 2018, respectively. At September 30, 2019, the total compensation cost related to nonvested RSAs not yet recognized was $568 which will be recognized over a weighted average remaining term of 0.7 years, assuming the non-employee directors complete their service period for vesting of the RSAs.

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

DIPLOMAT PHARMACY, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except per share amounts) (continued)

The following table sets forth the computation of basic and diluted loss per common share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Numerator:
Net (loss) income	$(177,280)	$169	$(351,043)	$(4,244)

Denominator:
Weighted average common shares outstanding, basic	75,509,088	74,386,386	74,904,776	74,181,869
Weighted average dilutive effect of stock options, RSAs and RSUs	—	355,125	—	—
Weighted average common shares outstanding, diluted	75,509,088	74,741,511	74,904,776	74,181,869

(Loss) income per common share, basic and diluted	$(2.35)	$0.00	$(4.69)	$(0.06)

The Company had a net loss for the three months ended September 30, 2019 and nine months ended September 30, 2019 and 2018.  As a result, basic and diluted loss per common share were the same as any potentially dilutive securities would be anti-dilutive.  In the absence of a net loss, the weighted average dilutive effect of stock options, RSUs and RSAs would have been 235,830 for the three months ended September 30, 2019 and 399,746 and 383,742 for the nine months ended September 30, 2019 and 2018, respectively.

The weighted average effect of certain common stock equivalents including stock options, RSUs and RSAs were excluded from the computation of weighted average diluted shares outstanding as inclusion of such items would be anti-dilutive, are summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Service-based and earned performance-based stock options	3,634,546	3,907,277	3,556,237	3,983,767
Unearned performance-based stock options	574,138	574,138	574,138	574,138
Weighted average service-based RSUs	663,653	285,386	804,761	367,970
Weighted average performance based RSUs	—	2,267,384	—	1,015,331
Weighted average RSAs	—	21,924	17,726	9,717
Total	4,872,337	7,056,109	4,952,862	5,950,923

12. INCOME TAXES

The reconciliation of income taxes computed at the U.S. federal statutory tax rate to income tax expense is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Income tax benefit (expense) at U.S. statutory rate	$37,656	$(10)	$73,925	$734
Tax effect from:
Valuation allowance	(29,438)	—	(61,861)	—
Share-based compensation	(906)	(86)	(2,298)	456
State income taxes, net of federal benefit	(206)	8	(754)	(755)
State income taxes, valuation allowance	1,575	—	1,637	—
Non-deductible employee compensation in excess of $1,000	(12)	183	(173)	(975)
Non-deductible goodwill impairment	(6,568)	—	(9,214)	—
Other	(14)	26	(228)	(210)
Income tax benefit (expense)	$2,087	$121	$1,034	$(750)

DIPLOMAT PHARMACY, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except per share amounts) (continued)

In determining the requirement for a valuation allowance against its deferred tax assets, the Company considers its historical and projected financial results of the legal entity or consolidated group recording the net deferred tax asset, along with other available positive and negative evidence. Due primarily to the parent company, along with several of its subsidiaries, being in a three-year cumulative loss from continuing operations position at September 30, 2019, the Company has determined it more likely than not its consolidated deferred tax asset and a substantial portion of separate entities’ deferred tax assets established for state loss carryforwards, will not be realized as a benefit in the future.  Accordingly, the Company has increased its valuation allowance against these net deferred tax assets by $60,224 at September 30, 2019.

13.  RELATED PARTY TRANSACTION

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

The Company will pay base fees to ReactiveCore of approximately $2,400 over the term of the agreement and will pay additional fees for the provision of additional services. In the first quarter of 2019, the Company incurred a three-year licensing fee of $1,946 for the term of the agreement. Implementation fees of $819 were incurred for the three and nine months ended September 30, 2019.  All amounts incurred in connection with this agreement have been recorded in capitalized software for internal use, net in the condensed consolidated balance sheet at September 30, 2019.

14.  LEASES

The Company leases many of its pharmacy locations, office facilities, distribution centers, and certain office equipment through noncancelable operating lease contracts. Such noncancelable operating lease contracts convey the right to control such property for a period of time in exchange for consideration.  The operating leases have initial terms ranging from three to twelve years and generally have options to extend for one or two five-year periods. Additionally, most frequently, the lease contracts include a provision for early termination after a specified time period along with payment of a termination fee. Beginning in 2019, the lease term, for accounting purposes, will include renewal option periods when it is reasonably certain that the option to extend the lease will be exercised based on the facts and circumstances at lease commencement. The lease agreements, most often, provide for rental payments that increase over the lease term based on a fixed percentage or specified amount.  Additionally, the Company, in most cases, is required to pay real estate taxes, insurance costs and other occupancy costs such as common area maintenance that vary over the lease term.

Rent expense was $2,265 and $6,291 for the three and nine months ended September 30, 2018. The components of lease expense in the condensed consolidated statements of comprehensive loss for the three and nine months ended September 30, 2019, were as follows:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2019	2019
Operating lease cost	$1,775	$5,082
Variable lease cost	218	1,409
Short-term lease cost	107	348
Total	$2,100	$6,839

DIPLOMAT PHARMACY, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except per share amounts) (continued)

Maturities of lease liabilities for each of the next five years and thereafter, including reconciliation to the lease liabilities, were as follows:

2019 (excluding the nine months ended September 30, 2019)	$1,663
2020	6,218
2021	5,387
2022	4,612
2023	3,499
Thereafter	14,933
Total future lease payments	36,312
Less: imputed interest costs (a)	(8,208)
Lease liabilities	$28,104
(a)	Computed using the estimated incremental borrowing rate for each lease

Other information related to the Company's leases as of and for the nine months ended September 30, 2019 are as follows:

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$3,552
Weighted average remaining lease term (in years)	7.34
Weighted average discount rate	6.76%

15.  CONTINGENCIES

On November 10, 2016, a putative class action complaint was filed in the U.S. District Court for the Eastern District of Michigan against Diplomat Pharmacy, Inc. and certain former officers of the Company. Following the appointment of lead plaintiffs and lead counsel, an amended complaint was filed on April 11, 2017. The amended complaint alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 in connection with public filings made between February 29, 2016 and November 3, 2016 (the “potential class period”). The plaintiffs sought to represent a class of shareholders who purchased stock in the potential class period. The complaint seeks unspecified monetary damages and other relief. The Company filed a motion to dismiss the amended complaint on May 26, 2017. The court issued orders denying the Company’s motion to dismiss on January 19, 2018 and the Company’s motion for reconsideration of its motion to dismiss on August 9, 2018. The parties reached an agreement-in-principle on April 22, 2019 to resolve the litigation for a payment of $14,100 which was fully covered by the Company’s insurance policies. The court approved the settlement on August 20, 2019. The settlement, as a result of coverage provided, did not have a material impact on the Company’s results of operations, financial condition or cash flows. The settlement was subsequently paid during the quarter ended September 30, 2019.

On February 24, 2019 and March 6, 2019, in the U.S. District Court for the Central District of California and on March 12, 2019 in the U.S. District Court for the Northern District of Illinois, putative class action complaints were filed against Diplomat Pharmacy, Inc. and certain current and former officers of the Company. The complaints alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 in connection with public filings made between February 26, 2018 and February 21, 2019 (the “potential class period”). The plaintiffs each sought to represent a class of shareholders who purchased stock in the potential class period. The complaints sought unspecified monetary damages and other relief. The cases were subsequently transferred and consolidated into a single proceeding in the Northern District of Illinois. The court appointed a lead plaintiff and lead counsel on July 19, 2019, and the lead plaintiff has sought leave until December 6, 2019 to file an amended complaint. The Company believes the complaints and allegations to be without merit and intends to vigorously defend itself against the action. The Company is unable at this time to determine whether the outcome of the litigation would have a material impact on its results of operations, financial condition or cash flows.

The Company’s business of providing specialized pharmacy services and other related services may subject it to litigation and liability for damages in the ordinary course of business. Nevertheless, the Company believes there are no other legal

DIPLOMAT PHARMACY, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except per share amounts) (continued)

proceedings, the outcome of which, if determined adversely to the Company, would individually or in the aggregate be reasonably expected to have a material adverse effect on its business, financial position, cash flows, or results of operations.

16.  SEGMENT REPORTING

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

	Three Months Ended September 30,
	Net Sales		Cost of Sales		Gross Profit
	2019	2018	2019	2018	2019	2018
Specialty	$1,243,448	$1,212,298	$(1,178,918)	$(1,145,288)	$64,530	$67,010
PBM	82,500	169,933	(83,645)	(143,585)	(1,145)	26,348
Inter-segment eliminations	(24,751)	(8,897)	24,751	8,897	—	—
	$1,301,197	$1,373,334	$(1,237,812)	$(1,279,976)	$63,385	$93,358

	Nine Months Ended September 30,
	Net Sales		Cost of Sales		Gross Profit
	2019	2018	2019	2018	2019	2018
Specialty	$3,627,582	$3,599,023	$(3,432,506)	$(3,386,653)	$195,076	$212,370
PBM	270,730	550,148	(250,474)	(480,365)	20,256	69,783
Inter-segment eliminations	(52,683)	(17,275)	52,683	17,275	—	—
	$3,845,629	$4,131,896	$(3,630,297)	$(3,849,743)	$215,332	$282,153

Total assets by segment are as follows:

	September 30,	December 31,
	2019	2018
Specialty	$968,956	$1,045,174
PBM	193,647	431,185
	$1,162,603	$1,476,359

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

Our revenues are derived from: (i) customized care management programs we deliver to our patients, surrounding the dispensing of their specialty medications and (ii) PBM services that we provide to our customers. Our specialty pharmacy services revenue growth has historically been primarily driven by manufacturer price inflation, new drugs coming to market, new indications for existing drugs, volume growth with current clients, and the addition of new clients. For the three and nine months ended September 30, 2019 and 2018, our revenues were primarily derived from the dispensing of drugs.

Strategic Alternatives Review

On August 9, 2019, the Company announced that, at the direction of its Board of Directors, it is reviewing strategic alternatives focused on maximizing shareholder value and this review remains ongoing. Financial and legal advisors are actively engaged to assist in this process. The strategic alternatives the Company is exploring include, but are not limited to, a sale or merger of the Company, continuing to pursue value-enhancing initiatives or undertaking structural changes as a standalone company, or the sale or other disposition of certain of the Company’s businesses or assets. There can be no assurance that this process will result in the approval or completion of any particular strategic alternative or transaction in the future or that any such strategic alternative or transaction, if approved or completed, will yield additional shareholder value.  Further, the process of exploring, reviewing and pursuing strategic alternatives, the public announcement of such process or any decision or transaction resulting from such process could adversely impact our business and our stock price.

Specialty Segment Operating Results and Outlook

Our Specialty segment revenues were $1,243,448 and $3,627,582 for the three and nine months ended September 30, 2019, respectively, and $1,212,298 and $3,599,023 for the three and nine months ended September 30, 2018, respectively. Revenue generated in our Specialty segment has largely been driven by our position as a leader in the oncology, specialty infusion therapies and immunology therapeutic categories. We generated approximately 85 to 87 percent of our Specialty segment revenues in these categories for each of the three and nine months ended September 30, 2019 and 2018.

In the second quarter of 2019, our Specialty segment recorded a non-cash goodwill impairment charge of $68,218 and non-cash definite-lived intangible asset impairment charge of $16,772 to fully impair the remaining goodwill and intangible assets in our DSP reporting unit, primarily due to variances to our original 2019 forecast, which occurred during the second quarter of 2019. These variances were due to slower than anticipated brand to generic conversions and delays in the release of generic versions of certain drugs which tend to provide higher margin contribution and forecasted growth in volumes that were based on investments made in our payor sales team not yet coming to fruition. The variances also resulted from expected efficiencies not being achieved as quickly as originally expected due to delays in the implementation of ScriptMed, our new specialty operating system, which we deliberately slowed to minimize any disruptive impact of the transition to providers and patients. Additionally, the Company continues to experience pressure on reimbursement rates from certain payors and a less favorable medication drug mix than originally forecasted for 2019 which reduced profitability. As such, these conditions resulted in downward revisions of the forecasts on current and future projected earnings and cash flows in the DSP reporting unit of our Specialty segment.

In our Specialty segment, in the near-term we expect future revenue and profits will be negatively impacted by increased competitive pressures which are expected to drive reduced prescription volumes. We also believe we may continue to be negatively affected by a less favorable drug mix. Increased market consolidation has created opportunities for healthcare companies or PBMs to move patients to preferred pharmacies and narrow their networks on the commercial side. We expect this activity to continue to increase. As a result, we continue to observe and expect to continue to experience negative volume impacts connected to increasingly narrow or exclusive networks by large PBMs and health plans as well as less favorable drug mix due to payor formulary changes, brand versus generic mix and associated generic conversion rates. In addition, in both our commercial and Medicare businesses, we are observing that larger, vertically-integrated competitors, as well as health plans that own specialty pharmacies, are increasingly implementing aggressive member channel management techniques. Additionally, there continues to be pressure on reimbursement rates from payors which tend to reset annually, although these rates may also reset periodically throughout the year. As reimbursement rates have decreased, this decrease has compressed our profit margin. We have continued to see reimbursement rates decrease in our payor contracts. Subsequently, the Company was unable to reach an agreement on pricing to renew reimbursement rates with one of our largest specialty pharmacy network payors. As a result, effective November 28, 2019, the Company will no longer participate in the substantial majority of the retail and specialty pharmacy networks associated with this payor in which we currently participate.  We expect that for the full year of 2019, these networks will generate approximately $700,000 in revenue and be approximately breakeven at the operating income level, including the associated corporate costs.  Related prescription volume is approximately 100,000 scripts per year.  As such, we would expect to see a small reduction in volume and revenue during the remainder of 2019 and a significant reduction in volume and revenue in 2020. Although revenue and volume are expected to decline significantly in 2020, we expect exiting this contract and certain associated networks to have an insignificant impact on profitability given severe pricing compression. In addition, as a result of lost volume, we expect to undertake further restructuring initiatives to reduce costs. Unless we successfully implement restructuring initiatives we would expect selling, general and administrative expense pertaining to personnel costs to significantly increase as a percentage of revenue. Furthermore, expected efficiencies which lagged due to second quarter delays in the implementation of ScriptMed, our new specialty operating system, are now expected to be significantly completed by the end of 2019 and fully implemented in the first quarter of 2020. However, because of the prior delay, expected cost savings will likely not be achieved in 2019 and may not be fully realized until the second half of 2020.  In addition, while cost saving efforts have resulted in efficiencies in certain areas, the expected margins have been offset through reinvestment in the sales team, an increase nursing labor costs for infusion therapies and increased facility costs from opening our new facility in Chandler, Arizona.

Longer-term, we believe that we can partially offset industry competitive pressures and market consolidation with an expanding breadth of services, our continued expectation of infusion therapy growth, and our access to limited-distribution drugs to help us achieve sustainable revenue in the future. However, we cannot predict the impact of any significant loss of volume on our access to limited-distribution prescription drugs.  The Company offers a range of specialty services, from simple limited-distribution drug clinical wrap-around services to a full specialty carve-out. We also provide a combined specialty pharmacy, infusion and PBM service offering designed to reduce specialty costs under both the pharmacy and medical benefit. We can also find value for patients and payors by offering comprehensive care management focused on optimized utilization and improved care outcomes. We also expect future revenue opportunities to be driven by favorable demographic trends (i.e., aging population and increasing prescription drug spend), advanced clinical developments, expanding drug pipelines, earlier detection of chronic diseases, improved access to medical care, long-term industry mix shift toward higher-cost specialty drugs and manufacturer price increases.

PBM Segment Results and Outlook

Our PBM segment revenues were $82,500 and $270,730 for the three and nine months ended September 30, 2019, respectively, and $169,933 and $550,148 for the three and nine months ended September 30, 2018, respectively. We continue to expect revenues for our PBM segment will decline significantly in 2019 and into 2020 due to substantial lost customer contracts, as currently reflected in the results for the three and nine months ended September 30, 2019 as compared to the same period of 2018, primarily as a result of service issues experienced while transitioning to a new claims processing platform in 2018, third-party acquisitions of clients, contract non-renewals, pricing compression, terminations prior to expiration as well as other factors. While we believe the service and execution issues are in the past and our PBM segment service performance remains consistent with industry standards, our PBM segment continues to be significantly challenged. Our ability to grow revenue in the PBM segment will depend on our ability to offset customer contract losses, and win new business, although, as we started to realize in the third quarter of 2019, we have not been as successful as anticipated in converting potential sales opportunities into new customer contracts, and we have continued to experience further contract non-renewals further depressing performance. We expect our revenue growth opportunities to be driven by rising drug prices and a growth in specialty drug spend, as well as a shift in the marketplace of drug coverage from a medical benefit to a pharmacy benefit, and the increasing complexity and required support for Medicare Part D programs.  In addition, we expect to implement a new rebate agreement with a new third-party beginning in 2020 with rates that we expect will favorably impact our anticipated rebate values going forward.

During the second quarter of 2019, our PBM segment recorded $54,673 of the non-cash goodwill impairment and non-cash definite-lived intangible asset impairment charges of $1,207. The impairment charges were taken as a result of lower than expected results driven by continued customer contract losses, and lower earned rebates due to drug mix and lower rebate retention all resulting in a reduced outlook in 2020 and beyond than was reflected in our previous guidance.

During the third quarter of 2019, our PBM segment recorded a non-cash goodwill impairment of $122,076 and a non-cash definite-lived intangible asset impairment charges of $34,173. The impairment charges were taken as a result of further downward revisions of the forecasts on current and future projected earnings and cash flows resulting partially from continued unanticipated client losses occurring in the third quarter of 2019, the lower than anticipated success in converting potential sales opportunities into new customer contracts to offset customer contract losses incurred, and continued margin erosion to retain existing customers. Additionally, driving the impairment charge was our inability to meet certain contractual membership level requirements that resulted in a $12,000 reduction in anticipated rebate value for the full year 2019 which became known in the third quarter.

Key Performance Metrics

We regularly review a number of metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends, formulate financial projections and make strategic decisions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Specialty
Prescriptions dispensed	237,000	230,000	697,000	689,000
Net sales per prescription dispensed	$5,221	$5,256	$5,189	$5,206
Gross profit per prescription dispensed	$268	$287	$276	$303

PBM
Prescriptions filled (adjusted to 30-day equivalent)(1)(2)	922,000	1,931,000	2,908,000	6,235,000
Gross profit per prescription filled	$(1)	$14	$7	$11
(1)	A 90-day prescription is counted as three 30-day prescriptions filled.
(2)	Prescriptions filled is defined as prescriptions dispensed in our mail order facility as well as prescriptions adjudicated in our retail network.

Prescription Data (rounded to the nearest thousand)

Specialty segment prescriptions dispensed represent prescriptions filled and dispensed to patients or, in rare cases, to physicians. Our Specialty segment volume for the three and nine months ended September 30, 2019 was 237,000 and 697,000 prescriptions dispensed, which was slightly up compared to the three and nine months ended September 30, 2018. Despite the slight increase in volume, we expect to see continued pressure on volume due to increasingly narrow or exclusive networks by large PBMs and health plans. In addition, in both our commercial and Medicare businesses, we are observing that larger, vertically-integrated competitors, as well as health plans that own specialty pharmacies, are increasingly implementing aggressive member channel management techniques. Also, the Company was unable to reach an agreement on pricing to renew reimbursement rates with one of our largest specialty pharmacy payers. As a result, effective November 28, 2019, the Company will no longer participate in a certain retail and specialty pharmacy network. While this is expected to have a significant impact on volume, with related prescription volume being approximately 100,000 scripts per year, we expect this contract and certain associated networks to have an insignificant impact on profitability given severe pricing compression.  In addition, as a result of lost volume, we expect to undertake further restructuring initiatives to reduce costs.  We believe that our focus on direct contracting with health plans for specialty carveout business will partially offset these continued volume pressures. Prescriptions dispensed adjusted to a 30-day equivalent by our PBM were approximately 922,000 and 1,931,000 for the three months ended September 30, 2019 and 2018, respectively, and 2,908,000 and 6,235,000 for the nine months ended September 30, 2019 and 2018, respectively. These volume decreases were primarily due to the impact of customer contract losses in late 2018 and the continued customer contract losses throughout 2019. Although the PBM segment has won some new business, but not as much as was originally forecasted for the year, the net impact of the contract terminations and new contract wins is unfavorable at this time.

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

Components of Results of Operations

Net Sales

Our Specialty segment recognizes revenue for a dispensed prescription drug at the time of delivery (when control transfers) and at prescription adjudication (which approximates the fill date) for patient pick up at open door or retail pharmacy locations. We can earn revenue from multiple sources for any one claim, including the primary insurance plan, the secondary insurance plan, the tertiary insurance plan, the patient co-pay and patient assistance programs. The net sales in our Specialty segment also include revenue from pharmaceutical manufacturers and other outside companies for data reporting or additional services rendered for dispensed prescriptions. Service revenue is primarily derived from fees earned by us from hospital pharmacies for patient support that is provided by us to those non-Diplomat pharmacies to dispense specialty drugs to patients. The hospital pharmacies dispense the drug and pay us a service fee for clinically and administratively servicing their patients. These services constituted less than 1 percent of our revenues in each of the three and nine months ended September 30, 2019 and 2018, respectively.

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

Cost of Sales

Cost of sales in our Specialty segment primarily represents the purchase price of the drugs that we ultimately dispense. These drugs are purchased directly from the manufacturer or from an authorized wholesaler and the purchase price is negotiated with the selling entity. Cost of sales in our PBM segment primarily represents the purchase price of the drugs that we dispense from our mail order services and the amount that we reimburse to pharmacies for prescriptions adjudicated in our retail network. In general, there is a relationship between cost of sales and net sales for prescription dispensing transactions. This is due to the mathematical relationship between average wholesale price (“AWP”) and wholesale acquisition cost (“WAC”), where most commonly AWP equals WAC multiplied by 1.20, and our contractual relationships to purchase at a discount off WAC and receive reimbursement at a discount off AWP. The discounts off AWP and WAC that we receive vary significantly by drug and by contract. Rebates we receive from manufacturers are reflected as reductions to cost of sales when they are earned. In certain of our contracts with aggregators, these rebates could be returned if set membership levels are not met for a period of time. Other expenses contained in cost of sales consist of shipping and handling costs incurred at our dispensing pharmacies and nursing support services.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2019 versus Three Months Ended September 30, 2018

Consolidated Results

The following table provides our condensed consolidated statements of comprehensive (loss) income data for each of the periods presented:

	Three Months Ended
	September 30,
	2019	2018
Net sales	$1,301,197	$1,373,334
Cost of sales	(1,237,812)	(1,279,976)
Gross profit	63,385	93,358
SG&A	(74,993)	(83,419)
Goodwill impairments	(122,076)	—
Impairments of definite-lived intangible assets	(34,173)	—
(Loss) income from operations	(167,857)	9,939
Other (expense) income:
Interest expense	(11,659)	(10,179)
Impairment of non-consolidated entities	—	(286)
Other	149	574
Total other expense	(11,510)	(9,891)
(Loss) income before income taxes	(179,367)	48
Income tax benefit	2,087	121
Net (loss) income	$(177,280)	$169

Net Sales

Net sales for the three months ended September 30, 2019 were $1,301,197, a $72,137, or 5.3 percent, decrease compared to $1,373,334 for the three months ended September 30, 2018. This decrease was primarily due to the continued impact of the loss of customer contracts at our PBM segment, as well as payor reimbursement compression, and increased conversion of certain brand name drugs to their generic equivalents. The decreases were partially offset by the impact of manufacturer price inflation and growth in infusion therapies versus the comparable prior period.

Cost of Sales

Cost of sales for the three months ended September 30, 2019 was $1,237,812, a $42,164, or 3.3 percent, decrease compared to $1,279,976 for the three months ended September 30, 2018. This decrease was primarily the result of the loss of customer contracts at our PBM segment, and conversion of certain brand name drugs to their generic equivalent in our Specialty segment over the same period and a $9,000 impact due to the rebate penalty with a certain aggregator due to not meeting contractual membership level requirements. Cost of sales was 95.1 percent and 93.2 percent of net sales for the three months ended September 30, 2019 and 2018, respectively. The decrease in gross margin from 6.8 percent to 4.9 percent for the three months ended September 30, 2018 and 2019, respectively, was primarily due to the rebate penalty in our PBM segment, as well as payor reimbursement compression in our Specialty segment.

SG&A

SG&A expenses for the three months ended September 30, 2019 were $74,993, a $8,426 decrease compared to $83,419 for the three months ended September 30, 2018. The decrease is primarily the result of a $7,416 decrease in amortization expense primarily due to the amortization of intangible assets due to the impairment of these assets in the fourth quarter of 2018 and the second and third quarter of 2019, and a $872 decrease in share-based compensation expense.

Impairment Charges on Goodwill and Other Intangibles

As a result of an interim impairment test for goodwill for our PBM segment as of September 30, 2019, performed as a result of continued customer contract losses, but more importantly from our lower than anticipated success in converting potential sales opportunities into significant new customer contracts during our calendar 2020 selling season which typically occurs in the late third and fourth quarters of 2019, we recorded a non-cash impairment charge against goodwill of $122,076 and relatedly, an impairment charge of $34,173 of certain definite-lived intangible assets, primarily certain trade names and trademarks, certain customer relationships in our PBM segment. The impairment charges were taken as a result of lower than expected results and a reduced outlook in 2020 driven by continued unanticipated customer contract losses in the third quarter of 2019 and slower than anticipated success in converting potential sales opportunities into significant new customer contracts. See “Management Discussion and Analysis – Overview” above for additional information regarding these impairment charges.

Other Expense

Our other expense was $11,510 and $9,891 for the three months ended September 30, 2019 and 2018, respectively, and is primarily comprised of interest expense. The $1,619 increase in other expense was primarily due to the write-off of debt issuance costs of $731 and the impact of monthly settlement payments on unfavorable floating-to-fixed interest rate hedges entered into in 2018, which became effective in the second quarter of 2019, in the three months ended September 30, 2019 compared to the same period in 2018.

Income Tax Benefit

Our income tax benefit for the three months ended September 30, 2019 and 2018 was $2,087 and $121, respectively. Income tax benefit for the three months ended September 30, 2019 includes establishing an additional valuation allowance against deferred tax assets related to net operating losses due to our cumulative loss position and non-cash goodwill impairment charges that are not deductible for tax purposes.

Segment Results

Net sales, cost of sales and gross profit information by segment are as follows:

	Three Months Ended September 30,
	Net Sales		Cost of Sales		Gross Profit
	2019	2018	2019	2018	2019	2018
Specialty	$1,243,448	$1,212,298	$(1,178,918)	$(1,145,288)	$64,530	$67,010
PBM	82,500	169,933	(83,645)	(143,585)	(1,145)	26,348
Inter-segment eliminations	(24,751)	(8,897)	24,751	8,897	—	—
	$1,301,197	$1,373,334	$(1,237,812)	$(1,279,976)	$63,385	$93,358

Net Sales — Specialty

Net sales for the three months ended September 30, 2019 were $1,243,448, a $31,150 or 2.6 percent increase compared to $1,212,298 for the three months ended September 30, 2018. The increase was primarily the result of growth in our infusion therapies and manufacturer price inflation.  The increase was partially offset by payor reimbursement compression and the conversion of certain brand name drugs to their generic equivalent in the comparable prior period.

Cost of Sales — Specialty

Cost of sales for the three months ended September 30, 2019 was $1,178,918, a $33,630 or 2.9 percent increase, compared to $1,145,288 for the three months ended September 30, 2018. This increase was primarily the result of the same factors that drove the increase in Specialty’s Net sales over the same time. Cost of sales was 94.8 percent and 94.5 percent of Net sales for the three months ended September 30, 2019 and 2018, respectively.

Net Sales & Cost of Sales — PBM

Net sales for the three months ended September 30, 2019 were $82,500, a decrease of $87,433, compared to $169,933 for the three months ended September 30, 2018. Cost of sales for the three months ended September 30, 2019 were $83,645, a decrease of $59,940, compared to $143,585 for the three months ended September 30, 2018. The decrease in Net sales by our PBM segment was the result of the effect of customer contract losses that began in late 2018 and have continued through the third quarter of 2019 and the recognition of an accrual for litigation of $3,900 relating to a rebate dispute with a terminated customer. Cost of sales was 101 percent and 84 percent of Net sales for the three months ended September 30, 2019 and 2018, respectively. The change in Cost of sales as a percentage of net sales was driven by a rebate penalty with a certain aggregator due to not meeting contractual membership level requirements that resulted in a $9,000 negative impact to Cost of sales.

Nine Months Ended September 30, 2019 versus Nine Months Ended September 30, 2018

Consolidated Results

The following table provides our condensed consolidated statements of comprehensive loss data for each of the periods presented:

	Nine Months Ended
	September 30,
	2019	2018
Net sales	$3,845,629	$4,131,896
Cost of sales	(3,630,297)	(3,849,743)
Gross profit	215,332	282,153
SG&A	(238,677)	(255,705)
Goodwill impairments	(244,967)	—
Impairments of definite-lived intangible assets	(52,152)	—
(Loss) income from operations	(320,464)	26,448
Other (expense) income:
Interest expense	(32,044)	(30,998)
Impairment of non-consolidated entities	—	(329)
Other	431	1,385
Total other expense	(31,613)	(29,942)
Loss before income taxes	(352,077)	(3,494)
Income tax benefit (expense)	1,034	(750)
Net loss	$(351,043)	$(4,244)

Net Sales

Net sales for the nine months ended September 30, 2019 were $3,845,629, a $286,267, or 6.9 percent, decrease compared to $4,131,896 for the nine months ended September 30, 2018. This decrease was primarily due to loss of customer contracts and price compression to retain current business and win new business at our PBM segment, as well as payor reimbursement compression, brand to generic conversion, and volume declines in certain therapeutic areas in our Specialty segment. The decreases were partially offset by the impact of manufacturer price increases and growth in our infusion therapies versus the comparable prior period.

Cost of Sales

Cost of sales for the nine months ended September 30, 2019 was $3,630,297, a $219,446, or 5.7 percent, decrease compared to $3,849,743 for the nine months ended September 30, 2018. This decrease was primarily the result of the same factors that drove the decrease in our Net sales over the same period. Cost of sales was 94.4 percent and 93.2 percent of net sales for the nine months ended September 30, 2019 and 2018, respectively. The decrease in gross margin from 6.8 percent to 5.6 percent for the nine months ended September 30, 2018 and 2019, respectively, was primarily due to a price compression to retain current business and win new business at our PBM segment, a $9,000 impact to Cost of sales due to a rebate penalty to a certain aggregator at our PBM segment for not meeting certain contractual membership level requirements, a $3,900 accrual for litigation related to a rebate dispute with a terminated customer, a $2,500 rebate payment to a terminated customer in the second quarter of 2019 in our PBM segment, and payor reimbursement compression, as well as an additional liability for sales and use taxes, and gross receipt taxes of $2,985  in our specialty segment.

SG&A

SG&A expenses for the nine months ended September 30, 2019 were $238,677, a $17,028 decrease compared to $255,705 for the nine months ended September 30, 2018. The decrease is primarily the result of a $14,336 decrease in amortization expense primarily due to the amortization of intangible assets due to the impairment of these assets in the fourth quarter of 2018 and the second quarter of 2019, a $4,353 decrease in acquisition-related costs, and a $3,139 decrease in share-based compensation expense. The decrease in share-based compensation expense was primarily due to the impact in the second quarter of 2018 of the vesting of an award which vests based on the achievement of market performance criteria for an RSU grant awarded to an executive in the prior year. These decreases were partially offset by slight increases in employee costs, insurance, and facility expenses.

Impairment Charges on Goodwill and Other Intangibles

As a result of our interim impairment tests of goodwill as of September 30, 2019 and June 30, 2019, we recorded non-cash impairment charges against goodwill of $244,967 and relatedly, impairment charges of $52,152 of certain definite-lived intangible assets, primarily certain trade names and trademarks, certain customer and physician relationships in both segments, and certain non-compete employment agreements in our Specialty segment.

Our Specialty segment recorded $68,218 of the goodwill impairment and non-cash definite-lived intangible asset impairment charges of $16,772, primarily due to variances to our original forecast in the second quarter of 2019 caused by slower than anticipated brand to generic conversions and delays in the release of generic versions of certain drugs which tend to provide higher margin contribution, our previously forecasted volume growth not yet coming to fruition and expected efficiencies not being recognized as early as originally forecasted. Our PBM segment recorded $176,749 of the goodwill impairment charge and non-cash definite-lived intangible asset impairment charges of $35,380 during the nine months ended September 30, 2019. The impairment charges were taken in both the second and third quarters of 2019 as a result of lower than expected results and the lowering of our outlook for 2020 in both quarters driven by continued business losses, slower than anticipated success in converting potential sales opportunities into significant new customer contracts, and lower earned rebates due to drug mix and slightly lower rebate retention. See “Management Discussion and Analysis – Overview” above for additional information regarding these impairment charges.

Other Expense

Our other expense was $31,613 and $29,942 for the nine months ended September 30, 2019 and 2018, respectively, and is primarily comprised of interest expense. The $1,671 increase in other expense was due to the write-off of debt issuance costs of $731 and the impact of monthly settlement payments on unfavorable floating-to-fixed interest rate hedges entered into 2018, which became effective in the second quarter of 2019, partially offset by lower interest charges due to decreased average borrowings.

Income Tax Benefit (Expense)

Our income tax benefit (expense) for the nine months ended September 30, 2019 and 2018 was $1,034 and ($750), respectively. Income tax benefit for the nine months ended September 30, 2019 includes establishing an additional valuation allowance against deferred tax assets related to net operating losses due to our cumulative loss position and non-cash goodwill impairment charges that are not tax deductible.

Segment Results

Net sales, cost of sales and gross profit information by segment are as follows:

	Nine Months Ended September 30,
	Net Sales		Cost of Sales		Gross Profit
	2019	2018	2019	2018	2019	2018
Specialty	$3,627,582	$3,599,023	$(3,432,506)	$(3,386,653)	$195,076	$212,370
PBM	270,730	550,148	(250,474)	(480,365)	20,256	69,783
Inter-segment eliminations	(52,683)	(17,275)	52,683	17,275	—	—
	$3,845,629	$4,131,896	$(3,630,297)	$(3,849,743)	$215,332	$282,153

Net Sales — Specialty

Net sales for the nine months ended September 30, 2019 were $3,627,582, a $28,559, or 0.8 percent, increase compared to $3,599,023 for the nine months ended September 30, 2018. The increase was primarily driven by growth in our infusion therapies and manufacturer price increases.  The increases were partially offset by reimbursement compression, the conversion of some brand drugs to their generic equivalent, and volume declines in certain therapeutic areas versus the comparable prior period.

Cost of Sales — Specialty

Cost of sales for the nine months ended September 30, 2019 was $3,432,506, a $45,853, or 1.4 percent, increase compared to $3,386,653 for the nine months ended September 30, 2018. This increase was primarily the result of manufacturer price increases and an additional liability for sales and use taxes, and gross receipt taxes of $2,985 which was recorded in 2019. Cost of sales was 94.6 percent and 94.1 percent of net sales for the nine months ended September 30, 2019 and 2018, respectively.

Net Sales & Cost of Sales — PBM

Net sales for the nine months ended September 30, 2019 were $270,730, a decrease of $279,418, compared to $550,148 for the nine months ended September 30, 2018. The decrease in our PBM segment was the result of continued customer contract losses that started in late 2018 and have continued into the third quarter of 2019, retail price compression to retain current business and win new business, a $3,900 accrual for litigation related to a rebate dispute with a terminated customer, and a $2,500 rebate payment to a terminated customer in the second quarter of 2019. Cost of sales for the nine months ended September 30, 2019 were $250,474, a decrease of $229,891, compared to $480,365 for the nine months ended September 30, 2018. The decrease in our PBM Cost of sales was the result of the continued customer contract losses partially offset by a $9,000 rebate penalty due to a certain aggregator for not meeting contractual membership level requirements for 2019. Cost of sales was 92.5 percent and 87.3 percent of Net sales for the nine months ended September 30, 2019 and 2018, respectively. The increase in Cost of sales as a percentage of Net sales was due primarily to the $9,000 impact of the rebate penalty.

Liquidity and Capital Resources

Overview

Our primary uses of cash include funding our ongoing working capital needs, debt service, acquiring and maintaining property and equipment, and internal use software, and business acquisitions. Our primary source of liquidity for our working capital is cash flows generated from operations. At various times during the course of the year, we may be in an operating cash usage position, which may require us to borrow on our revolving line of credit. We continuously monitor our working capital position and associated cash requirements and explore opportunities to more effectively manage our inventory and capital spending. As of September 30, 2019 and December 31, 2018, we had $8,420 and $9,485, respectively, of cash and cash equivalents. We had $105,000 and $176,300 outstanding on our revolving line of credit at September 30, 2019 and December 31, 2018, respectively. Our available borrowing capacity under our revolving line of credit was $95,000 and $73,700 at September 30, 2019 and December 31, 2018, respectively.

We believe that funds generated from operations, cash and equivalents on hand, and available borrowing capacity under our credit facility will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months and that we will be able to continue to service our debt and other trade obligations in the ordinary course of business; however, as our results for 2019 and future forecasts have deteriorated, we believe that it is probable that we will be in violation of certain financial debt covenants in our credit agreement, specifically the total net leverage and interest coverage ratio covenants, for the period ending December 31, 2019, absent the consummation of  our mitigating plans (i.e., execution of potential strategic alternatives or renegotiating or refinancing our credit agreement), which violation would give the lenders the right to terminate funding of our credit facility, accelerate our debt (including amounts under our term loans), or foreclose on our assets, if our mitigating plans are not executed prior to such date. The Company’s plan is to alleviate any potential violation of its financial debt covenants through the execution of potential strategic alternatives, as discussed above. In addition, the Company intends to actively work with its lenders to renegotiate its covenants or restructure its credit agreement, as appropriate.

Although we may breach certain of the financial debt covenants, the Company has a history of positive cash flow from operations and positive adjusted EBITDA. Despite recent performance below expectations and deteriorating forecasts, the Company continues to expect to have positive adjusted EBITDA, positive cash flows from operations, and positive working capital balances. In addition, the events driving net losses recently reported by the Company mainly include various non-cash items such as impairment losses, significant stock compensation and depreciation and amortization costs. In the event the Company were to breach its financial debt covenants and the revolving line of credit were terminated or the indebtedness thereafter was accelerated, the Company would not have sufficient liquidity to pay its indebtedness without raising additional debt or equity to refinance such indebtedness, which may be available only on onerous terms if it is available at all. As noted, the Company intends to actively work with the lenders to renegotiate its debt covenants or restructure its debt in the fourth quarter of 2019.

While we believe that we would be able to obtain waivers for any such breach of covenants to prevent an acceleration of the outstanding indebtedness, the Company cannot conclude with certainty that it will have the ability to restructure its credit agreement, obtain necessary waivers or negotiate less restrictive debt covenants with its lenders. If the covenant violations are not waived and our access to the credit facility is terminated or the indebtedness thereunder is accelerated, the Company may be unable to repay the obligations due under the credit agreement which would have a material adverse impact on the Company’s liquidity and business.  Accordingly, management’s assessment indicates, due to these conditions, there is uncertainty regarding the Company’s ability to maintain liquidity sufficient to operate its business effectively, which raises substantial doubt as to the Company’s ability to continue as a going concern.

The Company is reviewing strategic alternatives related to its future business operations which include, but are not limited to, a sale or merger of the Company, pursuing value enhancing initiatives or undertaking structural changes as a standalone company, or the sale or disposition of certain of the Company’s business or assets.  Additionally, the Company plans to work with its lenders to amend the credit agreement and continue to pursue cost-cutting initiatives.  However, given many of the mitigating plans are reliant on third parties and therefore outside the Company’s control, it is not considered probable that any of these alternatives will be effectively implemented in the near term.  Therefore, these plans do not mitigate the substantial doubt raised surrounding the Company’s ability to continue as a going concern.

The following table and summaries below provide cash flow data for each of the periods presented:

	Nine Months Ended
	September 30,
	2019	2018
Net cash provided by operating activities	$108,045	$33,207
Net cash used in investing activities	(25,037)	(17,709)
Net cash used in financing activities	(84,073)	(91,535)
Net decrease in cash and equivalents	$(1,065)	$(76,037)

Cash Flows from Operating Activities

Cash flows from operating activities consists of net loss, adjusted for noncash items, and changes in various working capital items, including accounts receivable, inventories, accounts payable and other assets/liabilities.

The $74,838 increase in cash provided by operating activities for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 was due to a $136,743 change in net working capital flows primarily due to concentrated efforts to manage and reduce inventory levels and increased payables driven by the change in payment terms for a key supplier, offset by a $346,799 increase in net loss which was primarily driven by non-cash impairment charges of goodwill of $244,967 and certain definite-lived intangible assets of $52,152, and a $12,225 decrease in non-cash adjustments to net loss.

Cash Flows from Investing Activities

Our primary investing activities consisted of cash payments made to purchase InTouch, labor and other costs associated with capitalized software for internal use, capital expenditures to purchase computer equipment, software, furniture and fixtures, as well as building improvements to support the expansion of our infrastructure and workforce. As costs related to the implementation of our new specialty pharmacy software platform begin to wind down, we expect our capital expenditures to decrease in the long-term.

The $7,328 increase in cash used in investing activities during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 was primarily related to cash payments made to purchase InTouch and cash used in the ongoing implementation of a new specialty pharmacy software platform with more costs being incurred on the software project than in the prior year period.

Cash Flows from Financing Activities

Our primary financing activities consisted of debt borrowings and repayments, payment of debt issuance costs and proceeds from stock option exercises.

The $7,462 decrease in cash used in financing activities during the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018 was primarily related to a voluntary prepayment of $74,000 on our Term Loan B in 2018.  Offsetting this decrease, in the nine months ended September 30, 2019, our net payments on our revolving line of credit increased $61,300 from the comparable period in 2018.

Debt

The Company has a credit agreement with JP Morgan Chase Bank, N.A., and Capital One, National Association, that currently provides for a $200,000 revolving line of credit and a $150,000 Term Loan A and $400,000 Term Loan B (“credit facility”). The credit agreement also provides for issuances of letters of credit of up to $10,000 and swingline loans up to $20,000. The revolving line of credit and Term Loan A mature on December 20, 2022 and Term Loan B matures on December 20, 2024.

Interest on the revolving line of credit and Term Loan A is accrued at a rate equal to (i) the monthly LIBOR rate plus an applicable margin or, (ii) a base rate that is the highest of the U.S. prime rate, federal funds rate (plus ½ of 1 percent) and LIBOR (plus 1 percent), at our option. The applicable margin is adjusted quarterly based on our leverage ratio. At September 30, 2019, the applicable margin was 2.50 percent for LIBOR loans and 1.50 percent for base rate loans. Interest on the Term Loan B is accrued similarly to Term Loan A, except the applicable margin is fixed at 4.50 percent for LIBOR loans and 3.50 percent for base rate loans. The Term Loan A and Term Loan B interest rates were 4.55 percent and 6.55 percent, respectively, at September 30, 2019 and 4.78 percent and 7.03 percent, respectively, at December 31, 2018. The interest rate on the revolving line of credit was 4.55 percent and 5.19 percent at September 30, 2019 and December 31, 2018, respectively. We are charged a monthly unused commitment fee ranging from 0.3 percent to 0.4 percent on the average unused daily balance on our $200,000 revolving line of credit.

Our weighted average borrowings on the revolving line of credit was $137,521 and $163,380 and maximum borrowings on the revolving line of credit was $196,300 and $231,200 during the nine months ended September 30, 2019 and 2018, respectively. We had $95,000 and $73,700 available borrowing capacity on our revolving line of credit at September 30, 2019 and December 31, 2018, respectively. We had $455,875 and $464,500 in outstanding term loans as of September 30, 2019 and December 31, 2018, respectively. We also had $105,000 and $176,300 outstanding on our revolving line of credit as of September 30, 2019 and December 31, 2018, respectively.

The Term Loan A and Term Loan B requires quarterly principal payments of $1,875 and $1,000, plus accrued interest, respectively. During 2018, the Company made a voluntary prepayment of $74,000 on the Term Loan B.

Our credit facility contains certain financial and non-financial covenants, including covenants imposing (i) a maximum total net leverage ratio and (ii) a minimum interest coverage ratio limiting the amount of debt that the Company may have outstanding.  Effective August 9, 2019, the Company amended its credit agreement and revised the total net leverage ratio covenant which is now set at 6.00 to 1.0 as of September 30, 2019, stepping up to 6.75 to 1.0 as of December 31, 2019 through March 31, 2020, with subsequent step downs thereafter to the ratios as originally issued. The minimum interest coverage ratio was also revised concurrently and set at 2.50 to 1.0 as of September 30, 2019, stepping down to 2.25 to 1.0 as of December 31, 2019 through March 31, 2020, and eventually stepping back up to 3.00 to 1.0 as of March 31, 2021 and thereafter. In order to effect the amendment, the Company permanently reduced its revolving line of credit from $250,000 to $200,000. In addition, the amendment to the credit agreement contained certain covenant trigger events that include: investments in or loans to non-guarantor parties, the incurrence of certain indebtedness, the creation of unrestricted subsidiaries and the making of certain distributions or prepayment of indebtedness, and failure to deliver quarterly projected financial statements and require the use of net cash proceeds realized from certain assets dispositions to prepay term loans. Should a covenant trigger event occur, the total net leverage ratio covenant level shall be reduced by 3.00 to 1.00 and the interest coverage ratio level will be increased by 3.00 to 1.00. As of September 30, 2019, the Company is in compliance with all such covenants.  Although the Company was in compliance with its financial debt covenants at September 30, 2019, it was in compliance due to the modification of the financial debt covenants that became effective in August 2019.  Management believes it is probable that the Company will be in violation of the less restrictive covenants at December 31, 2019.  Therefore, the Company has classified the outstanding balances under Term Loan A and Term Loan B as of September 30, 2019 as current in the condensed consolidated balance sheet.

Based on our results for 2019 and future forecasts, however, the Company may breach its debt covenants for the period ending December 31, 2019. Despite this potential breach, the Company expects to continue to service its debt and other trade obligations in the ordinary course. Furthermore, the Company plans to alleviate the issues related to its debt covenants through the execution of strategic alternatives, actively working with its lenders to renegotiate its covenants or restructure its credit agreement, as appropriate, and continuing to pursue cost-cutting initiatives. While the Company currently believes that these actions should be completed prior to breaching the debt covenants and, if completed, could  successfully mitigate the conditions that would give rise to the potential breach of its debt covenants, the execution of these plans is reliant upon third-parties and, therefore, outside the control of the Company, it cannot be considered probable that management will be able to effectively implement its plans and avoid the potential breach of its debt covenants. See “Liquidity and Capital Resources—Overview” for additional information.

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

During the nine months ended September 30, 2019, there were no significant changes to our critical accounting policies and use of estimates, which are disclosed in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2018.

Recently Issued Accounting Guidance

Refer to Note 2, New Accounting Standards, to our unaudited condensed consolidated financial statements included in Item 1. Financial Statements, for a discussion of recently issued accounting guidance and related impact on our financial condition and results of operations.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Our operations are solely in the United States of America (“U.S.”) and U.S. Territories and are exposed to market risks in the ordinary course of our business, which consists of interest rate risk. We are exposed to interest rate fluctuations with regard to future issuances of fixed-rate debt, and existing and future issuances of floating-rate debt. Primary exposures include the LIBOR, the Federal Funds Effective Rate, the Overnight Bank Funding Rate and our administrative agent’s prime rate in effect at its principal office in New York City related to debt outstanding under our credit facility. A 100-basis point change in 2019 interest rates would have changed our pre-tax loss for the three and nine months ended September 30, 2019 by approximately $1.4 million and $4.5 million, respectively.

In an effort to manage our exposure to interest rate fluctuations, in 2018, we became a party to two pay-fixed and receive-floating interest rate swaps, which were effective on March 29, 2019 and terminate on March 31, 2022. The combined notional amount of the interest rate swaps was $286,125 at September 30, 2019.

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

As previously disclosed in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2018, management concluded that a material weakness in internal control over financial reporting exists for LDI Holding Company LLC, doing business as LDI Integrated Pharmacy Services (“LDI”), acquired in December 2017 and Pharmaceutical Technologies, Inc., doing business as National Pharmaceutical Services (“NPS”) acquired in November 2017, which comprise our PBM segment. Specifically, the material weakness relates to the operating effectiveness of our evaluation and review of initial client set up and monitoring of changes to customer contract terms; revenue reconciliations; rebate accruals and reconciliations;  monitoring of client performance guarantees; completeness and accuracy of reports and spreadsheets used in the operation of certain internal controls over financial reporting for revenues; and user access administration and program change reviews related to revenue applications.

Our management, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) as of September 30, 2019. Based on these evaluations, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures required by paragraph (b) of Rule 13a-15 or 15d-15 were not effective as of September 30, 2019.

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

We believe that these actions, and the improvements we expect to achieve as a result, will effectively remediate the material weakness. However, until the remediated controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively, the material weakness in our internal control over financial reporting and disclosure controls and procedures will not be considered remediated. While we were targeting completion of the remediation of this material weakness by the end of 2019, we now believe that remediation of this material weakness will not be successful until 2020.

Changes in Internal Control over Financial Reporting

We continue to implement internal controls in conjunction with our remediation plan as described above. There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the three months ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On November 10, 2016, a putative class action complaint was filed in the U.S. District Court for the Eastern District of Michigan against Diplomat Pharmacy, Inc. and certain former officers of the Company. Following the appointment of lead plaintiffs and lead counsel, an amended complaint was filed on April 11, 2017. The amended complaint alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 in connection with public filings made between February 29, 2016 and November 3, 2016 (the “potential class period”). The plaintiffs sought to represent a class of shareholders who purchased stock in the potential class period. The complaint seeks unspecified monetary damages and other relief. The Company filed a motion to dismiss the amended complaint on May 26, 2017. The court issued orders denying the Company’s motion to dismiss on January 19, 2018 and the Company’s motion for reconsideration of its motion to dismiss on August 9, 2018. The parties reached an agreement-in-principle on April 22, 2019 to resolve the litigation for a payment of $14.1 million which was fully covered by the Company’s insurance policies. The court approved the settlement on August 20, 2019. The settlement, as a result of coverage provided, did not have a material impact on the Company’s results of operations, financial condition or cash flows. The settlement was subsequently paid during the quarter ended September 30, 2019.

On February 24, 2019 and March 6, 2019, in the U.S. District Court for the Central District of California and on March 12, 2019 in the U.S. District Court for the Northern District of Illinois, putative class actions complaints were filed against Diplomat Pharmacy, Inc. and certain current and former officers of the Company. The complaints alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 in connection with public filings made between February 26, 2018 and February 21, 2019 (the “potential class period”). The plaintiffs each sought to represent a class of shareholders who purchased stock in the potential class period. The complaints sought unspecified monetary damages and other relief. The cases were subsequently transferred and consolidated into a single proceeding in the Northern District of Illinois. The court appointed a lead plaintiff and lead counsel on July 19, 2019, and the lead plaintiff has sought leave until December 6, 2019 to file an amended complaint. The Company believes the complaints and allegations to be without merit and intends to vigorously defend itself against the action. The Company is unable at this time to determine whether the outcome of the litigation would have a material impact on its results of operations, financial condition or cash flows.

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

ITEM 1A. RISK FACTORS

The additional risk factors listed below updates our risk factors that were disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018.

We may breach certain financial debt covenants in our credit agreement in the near term which raises substantial doubt about our ability to continue as a going concern and may negatively impact our liquidity.

Our forecasts have deteriorated, and we believe it is probable that we will breach certain financial debt covenants in our credit agreement, specifically the total net leverage and interest coverage ratio covenants, for the period ending December 31, 2019, absent the consummation of our mitigating plans (i.e., execution of potential strategic alternatives or renegotiating or refinancing our credit agreement). In the event the Company were to violate its debt covenants, we would be in default thereunder, and our lenders have the right to terminate funding of our revolving credit facility, accelerate the indebtedness, including our outstanding term loans, or foreclose on our assets.

The Company plans to alleviate the potential breach of its financial debt covenants through its mitigation plans of the execution of potential strategic alternatives, working with its lenders to renegotiate its covenants or restructure its credit agreement, as appropriate, and continuing to pursue cost-cutting initiatives. There can be no assurance that these efforts will be successful. In the event that the Company breaches the financial debt covenants in the credit agreement and the Company is unable to renegotiate or restructure its credit agreement, we would be in default thereunder and the Company’s indebtedness may be accelerated and become immediately due and payable. The Company does not have sufficient liquidity to pay its indebtedness if it is accelerated and becomes immediately due and payable.

Under such circumstances, other sources of capital may not be available to us on reasonable terms or at all. There is no guarantee the Company will be able to repay or replace its indebtedness. Our ability to arrange additional financing or refinancing will depend on, among other factors, our financial position and performance, as well as prevailing market conditions and other factors beyond our control. There can be no assurance that we will be able to obtain additional financing or refinancing and failure to obtain such additional financing or refinancing could have a material adverse impact on our operations. Furthermore, any of these actions may not be sufficient to allow us to service our debt obligations or may have an adverse impact on our business. Our inability to refinance existing indebtedness or otherwise access the credit markets could have a material adverse effect on our business and results of operations and your investment in our common stock. If the Company is not successful in its plans to renegotiate the covenants in its credit agreement or execute on potential strategic alternatives, we could not assure you of our ability to continue operations and may need to seek protection under applicable bankruptcy or insolvency laws.

Our failure to execute our mitigation plans may cause us to experience liquidity issues and result in uncertainty about our business.

Should we experience liquidity issues it may cause, among other things:

•	third parties to lose confidence in our ability to provide our services and meet our contractual obligations, resulting in a significant decline in our revenues, profitability and cash flow;

•	difficulty retaining, attracting or replacing key employees;

•	employees to be distracted from performance of their duties or more easily attracted to other career opportunities; and

•	our suppliers, vendors, hedge counterparties and service providers to renegotiate the terms of our agreements, terminate their relationship with us or require financial assurances from us.

These events may have a material adverse effect on our business and operations.

Our review of strategic alternatives may result in significant transaction expenses and unexpected liabilities and could adversely impact our business and our stock price.

On August 9, 2019, the Company announced that, at the direction of its Board of Directors, it is reviewing strategic alternatives focused on maximizing shareholder value. The strategic alternatives expected to be considered include, but are not limited to, a sale or merger of the Company, continuing to pursue value-enhancing initiatives or undertaking structural changes as a standalone company, or the sale or other disposition of certain of the Company’s businesses or assets. There can be no assurance that this process will result in the approval or completion of any particular strategic alternative or transaction in the future or that any such strategic alternative or transaction, if approved or completed, will yield additional shareholder value.  The Board and the Company may determine to suspend or terminate the review of strategic alternatives at any time due to various factors. In addition, the review of strategic alternatives is dependent upon a number of factors that may be beyond our control, including among other factors, market conditions, industry trends, regulatory limitations, the interest of third parties in our business and the availability of financing to potential buyers on reasonable terms.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 22, 2019, in connection with the closing of our acquisition of InTouch Pharmacy LLC (“InTouch”), the Company issued 836,431 shares of its common stock to the former owner of InTouch. No cash proceeds were received by the Company as the shares represent a portion of the consideration for the acquisition. The 836,431 shares of common stock were issued and sold pursuant to exemptions from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, and/or Rule 506 of Regulation D promulgated thereunder by the Securities and Exchange Commission.

ITEM 6.EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit / Appendix Number	Filing Date

10.1*	Amended and Restated Diplomat Pharmacy, Inc. 2014 Omnibus Incentive Plan	X

10.2*	Form of Omnibus Amendment to Award Agreement	X

10.3	Amendment No.1 to Credit Agreement, dated July 19, 2019, by and among the Company, the Lenders and JPMorgan Chase Bank, N.A., as Administrative Agent, effective August 6, 2019		8-K		10.1	August 6, 2019

31.1	Section 302 Certification — CEO	X

31.2	Section 302 Certification — CFO	X

32.1**	Section 906 Certification — CEO	X

32.2**	Section 906 Certification — CFO	X

101.INS	XBRL Instance Document [the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document]	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase	X

101.LAB	XBRL Taxonomy Extension Label Linkbase	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

104	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X

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

Date: November 12, 2019